Form 10-K
period 2010-12-31
Desert Hawk Gold Corp.
filed 2011-04-14
CIK 1168081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 UNDER
THE SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the fiscal year ended December 31, 2010

Commission File Number: 333-169701

DESERT HAWK GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-0230997
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

7723 North Morton Street, Spokane, WA	99208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (509) 434-8161

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $2,670,391.

The number of shares outstanding of the registrant’s common stock on March 31, 2010, was 7,611,411.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On January 26, 2011, the registration statement of Desert Hawk Gold Corp., filed on Form S-1 (Commission File No. 333-169701) (the “Form S-1 Registration Statement”) relating to the resale of 8,327,071 shares of common stock, was declared effective by the Securities and Exchange Commission (the “SEC”).  A detailed description of the offering is included in the Form S-1 Registration Statement.

Rule 15d-2 (“Rule 15d-2”) under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

Our Form S-1 Registration Statement did not contain the certified financial statements for the year ended December 31, 2010; therefore, as required by Rule 15d-2, we are hereby filing such certified financial statements with the SEC under cover of the facing page of an annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Desert Hawk Gold Corp.
Spokane, WA

We have audited the accompanying consolidated balance sheets of Desert Hawk Gold Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period of May 1, 2009 (entry into exploration stage) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and for the period of May 1, 2009 (entry into exploration stage) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenues from its planned principal business operations, and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
April 7, 2011

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
		(restated)
ASSETS
CURRENT ASSETS
Cash	$566,549	$888,434
Accounts receivable	-	12,334
Other receivable (Note 8)	21	40,000
Deposits	500	500
Prepaid expenses	41,632	-
Total Current Assets	608,702	941,268

PROPERTY AND EQUIPMENT (Note 7) , net of depreciation of $22,770 and $7,104	404,819	16,607
MINERAL PROPERTY RIGHTS (Note 10)	777,735	777,485
OTHER ASSETS
Reclamation bonds (Notes 3, 5 & 10)	80,302	80,302
TOTAL ASSETS	$1,871,558	$1,815,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$74,507	$30,681
Accrued expenses	33,115	16,149
Accrued liabilities - officer wages (Note 10)	131,259	141,259
Derivative liability (Note 10)	26,396	26,396
Accrued interest, convertible debt (Note 6)	-	10,500
Note payable - equipment (Note 7)	15,995	-
Accrued interest on note payable, net of unamortized prepaid portion of $334,868 and $0, respectively (Note 11)	106,307	-
Note payable, net of unamortized debt discount of $502,233 and $0, respectively (Note 11)	1,997,767	-
Total Current Liabilities	2,385,346	224,985
LONG-TERM DEBT
Convertible debt, net of unamortized debt discount of $134,556 and $201,833 respectively (Note 6)	465,444	398,167
Accrued repayment premium on note payable, net of unamortized prepaid portion of $557,490 and $0, respectively (Note 11)	30,745	-
Total Long-Term Debt	496,189	398,167
TOTAL LIABILITIES	2,881,535	623,152

STOCKHOLDERS' EQUITY(DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized 958,033 and 0 shares issued and outstanding, respectively	958	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,586,411 and 7,071,044 shares issued and outstanding, respectively	7,587	7,071
Additional paid-in capital	3,718,109	2,688,224
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(3,720,040)	(486,194)
Total Stockholders' Equity (Deficit)	(1,009,977)	1,192,510
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,871,558	$1,815,662

THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE AUDITED FINANCIAL STATEMENTS.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			May 1, 2009
			(Entry into
	Year Ended	Year Ended	Exploration Stage)
	December 31,	December 31,	to December 31,
	2010	2009	2010
		(restated)
REVENUES	$-	$-	$-

EXPENSES
Consulting	194,642	90,591	281,734
Officers and directors fees	464,267	87,181	531,449
Exploration expense	668,782	120,324	787,906
Legal and professional	203,819	74,847	276,363
General and administrative	757,096	153,170	902,196
Depreciation	15,666	7,104	22,770
Total Expenses	2,304,272	533,217	2,802,418

OPERATING LOSS	(2,304,272)	(533,217)	(2,802,418)

OTHER INCOME (EXPENSE)
Interest income	-	40,000	40,000
Other income	4,183	12,334	16,517
Gain (loss) on investment sales	(1,135)	6,721	2,540
Financing expense	(664,437)	(25,000)	(689,437)
Interest expense	(268,185)	(19,057)	(287,242)
Total Other Income (Expense)	(929,574)	14,998	(917,622)

LOSS BEFORE INCOME TAXES	(3,233,846)	(518,219)	(3,720,040)
INCOME TAXES	-	-	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,233,846)	$(518,219)	$(3,720,040)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.44)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,287,675	2,781,359

THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE AUDITED FINANCIAL STATEMENTS.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
					Additional	Accumulated Deficit prior to	Deficit during	Total
	Preferred Stock		Common Stock		Paid-in	Exploration	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity (Deficit)

Balance, December 31, 2008	-	$-	1,867,348	$1,867	$931,525	$(984,566)	$-	$(51,174)

Common stock issued for cash at
$0.70 per share	-	-	1,436,300	1,436	1,003,974			1,005,410

Common stock cancelled	-	-	(107,064)	(107)	(32,291)			(32,398)

Common stock issued for mineral lease				-	-			-
at $0.70 per share	-	-	750,000	750	524,250			525,000

Common stock issued for reclamation				-	-			-
contract at $0.70 per share	-	-	60,824	61	16,345			16,406

Common stock issued with convertible notes				-	-			-
as financing incentive at $0.70 per share	-	-	300,000	300	209,700			210,000

Common stock issued for wages at		-		-	-			-
$0.70 per share	-	-	50,000	50	34,950			35,000

Common stock issued to acquire subsidiary	-	-	2,713,636	2,714	(229)			2,485

Net loss for the year ended								-
December 31, 2009	-	-	-	-	-	(32,025)	(486,194)	(518,219)

Balance, December 31, 2009 (restated)	-	$-	7,071,044	$7,071	$2,688,224	(1,016,591)	$(486,194)	$1,192,510

Common stock issued for cash at
$0.70 per share	-	-	3,700	4	2,586			2,590

Common stock issued for services at
$0.70 per share	-	-	511,667	512	357,655			358,167

Preferred stock issued as a debt discount
for cash at $.001 per share	958,033	958	-	-	669,644	-	-	670,602

Net loss for the year ended
December 31, 2010	-	-	-	-	-	-	(3,233,846)	(3,233,846)

Balance, December 31, 2010	958,033	$958	7,586,411	$7,587	$3,718,109	$(1,016,591)	$(3,720,040)	$(1,009,977)

THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE AUDITED FINANCIAL STATEMENTS.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			May 1, 2009
			(Entry into
	Year Ended	Year Ended	Exploration Stage)
	December 31,	December 31,	to December 31,
	2010	2009	2010
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,233,846)	$(518,219)	$(3,720,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,666	7,104	22,770
Cancellation of common stock issued for services	-	(32,398)	-
Common stock issued for services	358,167	35,000	393,167
Accretion of debt discounts	371,740	8,167	379,907
Accrued interest income	-	(40,000)	(40,000)
(Gain) loss on sale of marketable securities	1,135	(6,721)	(2,540)
Changes in operating assets and liabilities:
(Increase) in deposits	-	(500)	(500)
(Increase) decrease in accounts receivable	12,313	(12,334)	(21)
(Increase) decrease in prepaid expenses	(41,632)	32,397	(41,632)
Increase in accounts payable	43,826	26,367	71,333
(Decrease) in accrued liabilities - officer wages	(10,000)	(31,691)	(40,691)
Increase in accrued liabilities	16,966	16,149	33,115
Increase (decrease) in accrued interest	(10,500)	10,500	-
Net cash used in operating activities	(2,476,165)	(506,179)	(2,945,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(387,883)	(23,711)	(411,594)
Purchase of mineral claims	(250)	(250,000)	(250,250)
Acquisition of reclamation bond	-	(37,500)	(37,500)
Notes receivable	-	40,000	27,500
Investment in marketable securities		(10,000)	-
Proceeds from marketable securities	38,865	16,721	48,920
Net cash provided by (used) in investing activities	(349,268)	(264,490)	(622,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	600,000	600,000
Proceeds from notes payable	2,500,000	-	2,500,000
Proceeds from sale of common stock	2,590	1,005,410	1,008,000
Proceeds from sale of preferred stock	958	-	958
Net cash provided by financing activities	2,503,548	1,605,410	4,108,958
NET INCREASE (DECREASE) IN CASH	(321,885)	834,741	540,902
CASH, BEGINNING OF PERIOD	888,434	53,693	25,647
CASH, END OF PERIOD	$566,549	$888,434	$566,549
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$100,500	$-	$100,500
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$525,000	$525,000
Common stock issued as incentive with convertible notes	$	$210,000	$210,000
Common stock issued for reclamation bond	$-	$42,802	$42,802
Equipment acquired with note payable	$15,995	$-	$15,995
Debt discount on preferred stock	$669,644	$-	$669,644
Prepaid interest liability	$441,175	$-	$441,175
Repayment premium obligation	$588,325	$-	$15,995

THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE AUDITED FINANCIAL STATEMENTS.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp was incorporated on November 5, 1957 in the State of Idaho as Lucky Joe Mining Company.  On July 17, 2008 the Company merged with its wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada.  Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation, and each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada). On April 3, 2009, the Company filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp.

The Company was originally incorporated to pursue the Mining business through the acquisition of prospective mining claims in the Wallace and Kellogg mining districts of Northern Idaho.  The Company never successfully generated any revenue or joint ventures from the activities it pursued, and abandoned the mining business as a viable business model when the commodity prices cycled downward. Until it recommenced its mining activities and entered the exploration stage on May 1, 2009, the Company was dormant. The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

On December 31, 2009, the Company acquired all of the outstanding stock of Blue Fin Capital, Inc. (“Blue Fin”), a Utah corporation owning mining claims in Arizona.  The Company issued a total of 2,713,636 shares of its common stock to the shareholders of Blue Fin for all of the outstanding shares of Blue Fin.  Blue Fin was acquired from a related party, so the acquisition was recorded at the historical cost of Blue Fin.  Blue Fin became a wholly-owned subsidiary of the Company and all inter-company accounts have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820).  This Update provides amendments to, Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, that require new disclosures and clarify existing disclosures. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2010.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this Update are effective for interim and annual periods ending after December 15, 2009.  The adoption of this Update has had no material effect on the Company’s financial condition or results of operations.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  The guidance provided in this Update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification’s content carries the same level of authority, and the GAAP hierarchy has been modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009; the adoption had no material effect on the Company’s financial condition or results of operations, as it merely changes the way the guidance is organized and presented.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments have significantly affected the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In May 2009, FASB issued ASC Topic 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.  In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This provides amendments to Subtopic 855-10 concerning when a company is required to evaluate subsequent events.  The amendments in this update were effective upon final issuance and have been adopted.

Accounting for Stock Options and Warrants and Stock Awards Granted to Employees and Nonemployees
The Company accounts for stock based compensation to employees as required by ASC Topic 718 Compensation-Stock Compensation of the FASB Accounting Standards Codification, and stock based compensation to nonemployees as required by ASC Topic 505-50 Equity-Based Payments to Non-Employees.  Stock awards have been valued at fair value using recent share issuance prices for cash, in arms length transactions ($0.70 per share). Options and warrants are valued using the Black-Scholes pricing model.  See Note 4.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
The Company maintains its cash in two commercial accounts at two major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2010 and December 31, 2009 the Company’s cash balances exceeded Federal Deposit Insurance Corporation (FDIC) limits by $316,549 and $638,434 respectively.

Revenue Recognition
Revenue is recognized when all of the following criteria are met: a) the Company has entered into a legally binding agreement with the customer; b) the products or services have been delivered; c) the Company's fee for providing the products and services is fixed and determinable; and d) collection of the Company’s fee is probable.  The Company’s policy is to record revenue net of any applicable sales, use, or excise taxes.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer's current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect a customer's ability to pay. Actual customer collections could differ from estimates. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions to the allowance for doubtful accounts are charged to expense. The Company does not have any off-balance sheet credit exposure related to its customers.

Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Common stock equivalents outstanding are 857,143 and 958,033 shares of common stock into which the convertible notes (Note 6) and preferred stock (Note 3), respectively, can be converted.  However, the diluted earnings per share is not presented because its effect would be anti-dilutive due to the Company’s cumulative losses.

Fair Value of Financial Instruments
The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company measures its investments at fair value on a recurring basis.

Loan Receivable
Loans are carried at the unpaid principal plus accrued interest. Loans considered uncollectible are written-off. Recoveries on loans previously written-off are recorded in income in the period of recovery.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities
The Company accounts for marketable securities as required by ASC Topic 320 Investments – Debt & Equity.  At acquisition, an entity shall classify debt securities and equity securities into one of the following three categories:

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

Trading Securities – bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Available for Sale – not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

Mineral Exploration and Development Costs
The Company accounts for mineral exploration and development costs in accordance with ASC Topic 932 Extractive Activities.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

Mineral Properties and Leases
The Company accounts for mineral properties in accordance with ASC Topic 930 Extractive Activities-Mining.  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 5).  Mineral properties are periodically assessed for impairment of value and any diminution in value.

Property and Equipment
Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.  See Note 7.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC Topic 740-10-25-5 to allow recognition of such an asset.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net operating loss carryforward	$4,131,328	$1,028,741
Non-deductible accruals	131,259	141,259
Total	$4,262,587	$1,170,000

Deferred tax asset	1,449,280	397,800
Deferred tax asset valuation allowance	(1,449,280)	(397,800)
Net deferred tax asset	$-	$-

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the Company has net operating loss carryforwards of approximately $4,131,000, which expire through 2030. Deferred tax assets of approximately $1,400,000, assuming an effective tax rate of 34%, were offset by a valuation allowance, which increased by approximately $1,051,000 and $176,000 during the years ended December 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2010 or 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010 or 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

Reverse Stock Split
Effective April 3, 2009, the Company reverse split the outstanding shares of its common stock at the rate of one share for each 12 shares outstanding (1:12).   All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2010, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company will need significant funding to continue operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships.  Management intends to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 3 - CAPITAL STOCK

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock.  All shares have equal voting rights and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended December 31, 2008, the Company issued 289,583 shares of its common stock for cash of $173,750, and 33,333 shares of common stock for services valued at $16,600.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2009, the Company issued 750,000 shares of its common stock for mineral leases valued at $525,000, 60,824 shares of its common stock for reclamation bonds valued at $42,802, 300,000 shares of its common stock as an incentive for investors to enter a convertible note agreement valued at $210,000, 50,000 shares of its common stock for wages valued at $35,000, 2,713,636 shares of its common stock for an investment in a wholly-owned subsidiary valued at $2,485 from related parties.  Additionally, in two private placements the Company issued 1,436,300 shares of common stock at $0.70 per share for a total of $1,005,410 in cash.  The shares offered were sold pursuant to Rule 506 of Regulation D.

During the year ended December 31, 2010, the Company issued 511,667 shares of its common stock for services valued at $358,167, and 3,700 shares of common stock at $.70 per share for total cash of $2,590.

Preferred Stock
In July 2010 the Company filed a Certificate of Designations with the State of Nevada to create 958,033 shares of Series A Preferred Stock.  The Series A Preferred Shares have voting rights with the common stock equal to the conversion value of the preferred shares into common shares.

In July 2010 the Company issued 958,033 shares of its Series A Preferred Stock to a lender and entered into a Registration Rights Agreement dated July 14, 2010, to register, either upon demand or by piggyback, the resale of the common shares issuable upon conversion of the preferred stock.  These preferred shares are convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to adjustment in the event the Company issues common shares or instruments exercisable or convertible into common shares at a price less than $0.70 per share, or if the Company effects a reverse or forward split of its outstanding shares or a reclassification of our common stock (See Note 11).

NOTE 4 - STOCK PLAN

The Company’s Board of Directors approved the adoption of the “2008 Stock Option/Stock Issuance Plan” on July 12, 2008, pursuant to which the Company may grant incentive and non-qualified stock options or shares of common stock to employees and consultants, including directors and officers, from time to time. The Plan authorizes the issuance of 3,000,000 shares of the Company’s common stock for grants of shares or the exercise of stock options granted under the Plan.  The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until July 12, 2018, whichever is earlier.  The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of the Company’s assets.

The exercise price of each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option will be granted for a term in excess of ten years. Stock issued under the
Plan may be granted for cash or other consideration determined by the plan administrator. Options and stock granted under the Plan may vest immediately or upon terms established by the plan administrator.

There were initially 15,000,000 shares of common stock authorized for non-statutory and incentive stock option and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On April 3, 2009, the outstanding shares of common stock were reverse split at the rate of one-for-twelve, which reduced the number of shares authorized under the Plan to 1,250,000. On February 28, 2010, the Plan was amended to increase the number of shares authorized under the Plan to 3,000,000.

During the year ended December 31, 2010, the Company issued 511,667 shares of its common stock as bonuses and for services under the Plan, including 400,000 shares to a director, and 111,667 shares as bonuses to employees and consultants. During the year ended December 31, 2009, the Company granted 50,000 shares under the Plan for mining services and during the year ended December 31, 2008, the Company granted 24,999 shares under the Plan. Of the shares granted in 2008, 16,666 were granted for legal and accounting services rendered and 8,333 were granted to a director for accepting appointment to the Board of Directors.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – MINERAL PROPERTIES

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting originally of 419 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and seven Utah state mineral leases located on state trust lands, all covering approximately 33 square miles. In August 2010 the Company paid the maintenance fees and other costs of maintaining the mining claims and leases held by it.  As a result of further evaluation, the Company allowed certain of the claims and leases to lapse back to Clifton Mining.  The Company has retained 334 unpatented claims, including the unpatented mill site claim, 42 patented claims, and five Utah state mineral leases located on state trust lands.   All but four of these mining claims and leases were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.    Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  The Company intends to concentrate its exploration activities on the four patented Yellow Hammer claims, the Kiewit project consisting of seven of the unpatented Kiewit claims, and the Cactus Mill project consisting of an unpatented mill site.  Mineral extraction activities on the property will be open-pit and the Company does not anticipate conducting any underground mining activities.

Additionally, the Company, through its wholly-owned subsidiary, Blue Fin Capital, Inc., holds eight unpatented mining claims in Yavapai County, Arizona.  The Company has no current plans to explore these claims.

There are no proven reserves for any of the claims or leases held by the Company.

Kiewit Project

In January 2010 the Company submitted a notice of intent to commence large mining operations for three surface mines and a heap leach gold operation on the Kiewit unpatented claims.  In February 2010 the Company submitted a Plan of Operation to the Bureau of Land Management and the Utah Division of Oil, Gas and Mining for exploratory drilling on the claims.

The Company, through its lease agreement with Clifton Mining, has purchased all data, core samples and related reports from Dumont associated with the aforementioned properties.  In addition, the Company has access to all data and related information available and held by Clifton Mining. Desert Hawk has made application for a Large Mining Operations Permit to construct a heap leach facility and commence exploration activities on these claims.

Cactus Mill Pilot Plant

Located on the Cactus Mill site are two process facilities, a 150 ton per day mill built by Woodman Mining and operated until the 1980’s.  The mill has equipment used to process copper, gold, silver, and tungsten ores from the district.  In addition there is a second facility constructed in the 1990’s for custom milling precious metals concentrates.  Equipment from both mills was used to construct a 240 ton per day pilot mill capable of recovering copper, gold, silver and tungsten ores initially extracted from the Yellow Hammer claims.  In September the Company completed its rebuild of the pilot mill and testing of the pilot plan was conducted in September and commencement of processing activities began in fourth quarter 2010.  Pursuant to the Company’s lease agreement with Clifton Mining, it has access to Cane Springs, a natural flowing spring approximately 1,000 feet above the Cactus Mill site, as well as the Cane Springs mine shaft located approximately one-quarter mile south of the Cactus Mill property.  The Company holds a permit from the Utah Division of Oil, Gas and Mining for the pilot plant which allows flotation and gravity concentration.  The Company has filed an application to amend its permit to operate the pilot mill to allow construction of a heap leach facility near the mill to process mineralized material from the Yellow Hammer claims.

The Company commenced operation of the Cactus Mill pilot plant in November 2010.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Yellow Hammer Claims
The Company completed approximately 6,000 feet of drilling on the Yellow Hammer claims in fourth quarter of 2009.  Composites were made of several key areas and re-analyzed for gold, silver, copper and tungsten.  Metallurgical work is ongoing at independent labs for evaluation.  The Company holds a Small Mine Permit from the Utah Division of Oil, Gas and Mining and has posted a reclamation bond of $25,000.  This permit stipulates that the Company may conduct exploration or mining operations on these claims so long as such activities are limited to an area within five acres.

Exploration Expenditures
Exploration expenditures incurred by the Company during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Assaying	$14,021	$12,307
Drilling	17,433	5,527
Equipment rental	205,881	12,298
Geological consulting fees	260,474	27,250
Maps and miscellaneous	15,094	1,674
Metallurgy	20,812	5,918
Site costs	56,573	44,209
Transportation	78,494	11,141

Exploration expenditures for year	$668,782	$120,324

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the noteholders’ agreement to subordinate their debt to DMRJ Group (Note 11).  The notes are convertible into potentially 857,143 shares of common stock, and principal and interest are due May 31, 2012, or 30 months from the date of issuance.  Interest expense on the notes was $90,000 and $11,250 for the years ended December 31, 2010 and 2009, respectively.  Accrued interest at December 31, 2009 of $10,500 was paid during 2010, and accrued interest at December 31, 2010 was $0.  The holders of the notes were issued 300,000 bonus shares at a rate of one share for each $2 loaned, resulting in a debt discount of $210,000 that is being accreted over the life of the loan.  Accretion expense was $67,278 and $8,166 for the years ended December 31, 2010 and 2009, resulting in an unamortized debt discount balance of $134,556 and $201,833 and net debt balance of $465,444 and $398,167 at December 31, 2010 and 2009, respectively.  In the event the Company fails to repay the loan or interest thereon in full on the maturity date, the Company will be required to issue an additional 300,000 shares.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2010	December 31, 2009
Equipment	$394,068	$23,711
Furniture and fixtures	10,005	-
Vehicles	23,516	-
Less accumulated depreciation	(22,770)	(7,104)
	$404,819	$16,607

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $15,666 and $7, 104, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

In August 2010, the Company acquired equipment (included above) of $15,995 via an 8-month loan requiring $2,000 monthly payments plus 15% interest and applicable taxes.

NOTE 8 – MARKETABLE SECURITIES

In March 2010, the Company received 20,000 shares of restricted common stock of Boyuan Construction Company.  These shares were valued at $40,000 and had originally been recorded as a receivable at December 31, 2009 for this same value.  During the year ended December 31, 2010, the Company sold all of these shares for gross proceeds of $40,051, with selling commissions and fees of $1,186, for net proceeds to the Company of $38,865, resulting in a realized loss on the sale of $1,135.

NOTE 9 – NOTE RECEIVABLE

On October 21, 2008, the Company entered into a Bridge Loan Agreement/ Senior Promissory Note with S3 Investment Company, Inc in the amount of $40,000. The note was due within 30 days of the closing of the Company’s RTP/PIPE transaction.  The note carried a guaranteed minimum return of $40,000 in cash and $40,000 in stock.  The cash portion of this note was fully repaid during the year ended December 31, 2009 and there is no further repayment obligation.

NOTE 10 – COMMITMENTS

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, Moeller Family Trust received 250,000 shares of the Company’s restricted common stock.  Under the terms of the Joint Venture agreement, the Company will be required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  Additionally, if the Company does not place the Yellow Hammer property into commercial production within a three year period it will be required to make annual payments to the Trust of $50,000.  The Company is designated as the operator of the property.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the leasing of their property interests in the Gold Hill Mining District of Utah. Pursuant to the agreement, Clifton received $250,000 cash from the Company and 500,000 shares of the Company’s restricted stock.  Under the terms of the Joint Venture agreement, the Company will be required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company will also be required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposit into commercial production within a three year period, it will be required to make annual payments to Clifton in the amount of $50,000 per location. The Company is designated as the operator of the property.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The mineral rights acquired were valued based on the $250,000 cash and 750,000 shares of restricted common stock paid to the Moeller Family Trust and Clifton Mining Company.  At $.70 per share of stock, the total value assigned was $775,000.   The Company also acquired $250 in water rights during 2010, which with the $2,485 in Arizona mining interests owned by Blue Fin, results in total mineral and property rights of $777,735 and $777,485 at December 31, 2010 and 2009, respectively.  Management has performed impairment analyses as of December 31, 2010 and determined that the cost of the mineral rights is recoverable in the normal course of business, and no impairment is necessary.

In September 2009, the Company acquired all of the rights and interests of Clifton Mining in a $38,000 reclamation contract and a $3,777 cash surety deposit with the State of Utah Division of Oil, Gas and Mining for the property covered by the joint venture.  As consideration for Clifton Mining selling its interest in the reclamation contract and surety deposit, the Company issued 60,824 shares to Clifton Mining.  For a period of two years the Company has the right to repurchase the shares for $48,000, or during the 180-day period after this two year period, Clifton Mining will have the option to put the shares to the Company for $48,000.

In connection with the issuance of this put option, management concluded that the 60,824 shares should be recorded as a derivative liability, and not as equity. The Company has used the Black-Scholes pricing model to value the put option. The following assumptions were used: stock price of $0.70, strike price of $0.79, volatility of 117% (based on similar companies’ volatility), and risk free interest rate of 4.35%. This resulted in the Company recording a derivative liability of $26,396 (Note 12).

The amended and restated agreements with Clifton Mining Company and Woodman Mining Company and with the Moeller Family Trust are effective as of the date of the original agreements and the term of the restated agreements is for 20 years from the date of the original agreements.  The restated agreements also permit the Company to mortgage or pledge the leasehold interests acquired under the agreements for the purpose of financing exploration, development, and mining operations on the properties.  The leasing parties also agreed to be responsible for any liability arising under certain potential encumbrances to the mining claims and to indemnify the Company and its affiliates against the loss of leasehold title or other actual losses or expenses from the potential encumbrances.  All other material terms of the original agreements are preserved in the restated agreements.

In September 2010, the Company entered into employment agreements with its Chief Executive Officer and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of four years and provides for a base salary or fees of $120,000 per year.  The Company owes the CEO $141,259 and $131,259 at December 31, 2010 and 2009, respectively, to satisfy wages due under the provisions of the September 2010 agreement and prior similar agreements.

NOTE 11 – DMRJ GROUP FUNDING

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC, a Delaware limited liability company.   According to the terms of the agreement, DMRJ Group has committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company are due not later than July 14, 2012.  These loan advances can only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects are $2,500,000 and $2,750,000, respectively, and are subject to meeting certain milestones on the projects.   Advances for operations on the Kiewit project are conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances for the month of February 2011, which the Company was unable to pay (Note 13).  The Company has requested and received five loan advances from DMRJ Group for $500,000 each, for total principal due of $2,500,000 at December 31, 2010.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock at $.001 par value for $958 cash (Note 3).  The Company has also recorded a discount to the loan proceeds in the amount of $669,644, which was valued based on the stock price of $.70 less the cash received for the preferred stock.  At December 31, 2010, $502,233 remains as a discount which is charged to interest expense over the life of the loans, resulting in net principal due of $1,997,767.  The discount is being accreted over the life of the loan, which matures July 14, 2012.  Accretion expense on the discount was $167,411 for the year ended December 31, 2010.

Each principal advance amount bears interest of 15% per annum from the date of borrowing.  The Company is required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance is less than one year prior to the maturity date of the promissory note.  This prepayment of interest is nonrefundable even if the Company prepays the advance.  As of December 31, 2010, a total of $441,175 in prepaid interest payable had been accrued, which has been netted with a corresponding prepaid portion from which interest through December 31, 2010 of $106,307 has been deducted and accreted to expense.  The unamortized prepaid interest at December 31, 2010 was $334,868.  Following this one-year period, interest on the advance is payable monthly until the advance is repaid in full.

In addition, at the time the Company repays or prepays the advance, it is required to pay an additional amount equal to 20% of the principal and interest amount being repaid or prepaid.  The accrued repayment premium at December 31, 2010 was $588,235, and has been netted against the corresponding prepaid portion from which the repayment premium is being amortized over the shorter of the life of the loan or the repayment date, regardless of the amount of debt being repaid.  During the period from each loan issuance through December 31, 2010, the Company accreted $30,745 in repayment premium to interest expense, resulting in an unamortized repayment premium accrual of $557,490 at December 31, 2010.  Upon an event of default, the interest rate on the outstanding principal amount increases to 25%.

Loan advances made for the Yellow Hammer and Kiewit projects are subject to mandatory prepayments by the Company.  Yellow Hammer advances must be repaid, together with prepayment interest and any outstanding monthly interest, commencing on or before the fifth business day of the month beginning February 2011 and each month thereafter through September 2011.  Kiewit advances must be repaid, together with prepayment interest and any outstanding monthly interest, beginning month seven after the initial advance on this project through month twelve.

Pursuant to a Security Agreement dated July 14, 2010, the Company has secured repayment of any advances made by DMRJ Group with all of its assets, including its shares of Blue Fin Capital, Inc., the Company’s wholly-owned subsidiary, which shares have been pledged as collateral for the advances pursuant to a Pledge Agreement dated July 14, 2010.  As the secured party, DMRJ Group is appointed as attorney in fact to foreclose on and deal with the Company’s assets in the event of default.

In connection with the loan transaction, two of the Company’s prior lenders, each of whom had loaned $300,000 to the Company on November 18, 2009, agreed to subordinate their debt to DMRJ Group.  In consideration for their agreement to subordinate their loans, the Company reduced the conversion price of the loans from $1.50 to $0.70 per share.  All other material terms of the loans remain unchanged.  On July 14, 2010, the Company issued amended and restated promissory notes to the lenders reflecting the reduced conversion price and acknowledging the subordination to the DMRJ Group financing (see Note 6).

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The total balance payable to DMRJ on loans received as of December 31, 2010 is summarized as follows:

Principal	$2,500,000
20% accrued repayment obligation	588,235
15% accrued prepaid interest obligation	441,175
Total DMRJ obligation	$3,529,410

NOTE 12 - RESTATEMENT

On September 20, 2010, the management of Desert Hawk Gold Corp. concluded that the information provided in Note 5 of the December 31, 2009 financial statements was inappropriate for financial based notes. Management decided to scale back the note, in which the narrative was modified to remove all technical and non finance-based information. There were no changes to the financial statements.

In addition, on November 3, 2010, the management of Desert Hawk Gold Corp. concluded that the original equity classification of the put option discussed in Note 9 of the December 31, 2009 consolidated financial statements was incorrect.  Management has subsequently determined that the put option in connection with the issuance of 60,824 shares should have recorded as a derivative liability, and not as equity under ASC Topic 480-10-25-8.  As a result, the previously issued consolidated financial statements for the year ended December 31, 2009 have been amended to restate the financial statements for the derivative liability classification.  The Company has used the Black-Scholes pricing model to value the put option. The following assumptions were used: stock price of $0.70, strike price of $0.79, volatility of 117% (based on similar companies volatility), and risk free interest rate of 4.35%. This resulted in the Company recording a derivative liability of $26,396.

Accordingly, the accompanying consolidated balance sheet for the period described in the preceding sentence has been retroactively adjusted as summarized below. There has been no change to the statement of operations as a result of the change.

Effect of Correction of Derivative Liability	As Previously Reported	As Restated	Adjustment

At December 31, 2009
LIABILITIES
- Derivative liability	$-	$26,396	$26,396	(1)
- Total current liabilities	$198,589	$224,985	$26,396	(1)
- Total liabilities	$596,756	$623,152	$26,396	(1)

RETAINED EARNINGS/EQUITY
- Additional paid in capital	$2,714,620	$2,688,224	$(26,396	)(2)
- Total stockholders' equity	$1,218,906	$1,192,510	$(26,396	)(1)
- Total liabilities/stockholders' equity	$1,815,662	$1,789,266	$(26,396	)(1)

(1) Cumulative effect of change in derivative liability as of the period ended
(2) Cumulative effect of reclassifying the derivative from equity to liabilities

NOTE 13 - SUBSEQUENT EVENTS

On January 26, 2011, the registration statement on Form S-1 filed by the Company (SEC File No. 333-169701) was declared effective by the U.S. Securities and Exchange Commission.

On February 10, 2011, the Company filed a registration statement on Form S-8 with the U.S. Securities and Exchange Commission (SEC File No. 333-172156) to register 2,413,333 issuable under the Company’s 2008 Stock Option/Stock Issuance Plan.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 15, 2011, the Company issued 25,000 shares to an employee under the Company’s 2008 Stock Option/Stock Issuance Plan under the terms of the employee’s employment agreement with the Company.

On February 25, 2011, the Company entered into a Second Amendment to Investment Agreement with DMRJ Group I, LLC which amended the Investment Agreement, dated as of July 14, 2010, as amended by that certain Amendment and Waiver dated as of November 8, 2010.  On March 1, 2011, DMRJ Group made a loan advance of $125,000 to the Company, plus prepaid interest of $22,059 which was paid to DMRJ Group.  This advance was made without satisfying the provisions requiring the Company to meet certain milestones in connection with its Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance is not deemed to be a Kiewit Advance, which means that it was not subject to the mandatory prepayment requirements under the Investment Agreement.

On March 6, 2011, the Company entered into a Forbearance Agreement with DMRJ Group pursuant to which DMRJ Group agreed to forbear until April 6, 2011, from exercising its rights and remedies with respect to an event of default by virtue of the Company’s failure to make a mandatory prepayment as required under the Investment Agreement.  The Company failed to make the mandatory prepayment to DMRJ Group on March 7, 2011, as required in the Investment Agreement.  Pursuant to the Forbearance Agreement if the Company cures this prepayment default on or prior to April 6, 2011, no default interest will be due with respect to the period between the date of the prepayment default and April 6, 2011.

On March 11, 2011, the Company entered into a Third Amendment to Investment Agreement with DMRJ Group.  This amendment allows the Company to make a further request for a term loan advance under the Investment Agreement of up to $500,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  On March 11, 2011, the Company received a $125,000 term loan advance from DMRJ Group, plus prepaid interest of $22,059 which was paid to DMRJ Group.  The advance is not deemed to be a Kiewit Advance, which means that it is not subject to the mandatory prepayment requirements under the Investment Agreement.

The Company failed to make its mandatory prepayment of $1,011,616 to DMRJ Group on April 7, 2011, as required pursuant to Section 2.05(b)(i) of the Investment Agreement with DMRJ Group.  The Company is in negotiations with DMRJ Group to extend its payments under the Investment Agreement and other terms pursuant to a Fourth Amendment to the Investment Agreement

The Company has evaluated subsequent events from the balance sheet date, December 31, 2010, through the date these financial statements were issued and has determined that there are no additional events that would require disclosure in these financial statements.

[THIS SPACE INTENTIONALLY LEFT BLANK]

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Child, Van Wagoner & Bradshaw, PLLC, independent registered public accounting firm

31.1	Rule 15d-14(a) Certification by Principal Executive and Financial Officer

32.1	Section 1350 Certification of Principal Executive and Financial Officer

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Desert Hawk Gold Corp.

Date: April 14, 2011	By:	/s/ Robert E. Jorgensen
Robert E. Jorgensen, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Robert E. Jorgensen	Director & CEO (Principal	April 14, 2011
Robert E. Jorgensen	Executive, Financial, and Accounting
Officer)

/s/ Rick Havenstrite	President & Director	April 14, 2011
Rick Havenstrite

/s/ Robert E. Knecht	Director	April 14, 2011
Robert E. Knecht

/s/ William McAndrews	Director	April 14, 2011
William McAndrews

/s/ John Ryan	Director	April 14, 2011
John Ryan

/s/ Eric L. Moe	Director	April 14, 2011
Eric L. Moe