Form 10-Q
period 2011-03-31
Desert Hawk Gold Corp.
filed 2011-05-23
CIK 1168081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 333-169701

Desert Hawk Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-0230997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7723 North Morton Street, Spokane, WA	99208
(Address of principal executive offices)	(Zip Code)

(509) 434-8161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 20, 2011: 7,611,411

DESERT HAWK GOLD CORP.
Form 10-Q
March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$38,378	$566,549
Other receivable	21	21
Deposits	500	500
Prepaid expense	47,132	41,632
Total Current Assets	86,031	608,702

PROPERTY AND EQUIPMENT (Note 7), net of depreciation of $39,851 and $22,770	403,207	404,819
MINERAL LEASE (Note 9)	777,735	777,735
OTHER ASSETS
Reclamation bonds (Notes 5 and 9)	80,302	80,302
Trademark	2,690	-
Total Other Assets	82,992	80,302
TOTAL ASSETS	$1,349,965	$1,871,558

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$72,189	$74,507
Accrued expenses	6,658	33,115
Accrued liabilities - officer wages (Note 9)	136,259	131,259
Derivative liability (Note 10)	26,396	26,396
Accrued interest, convertible debt (Note 6)	7,500	-
Note payable - equipment (Note 7)	9,532	15,995
Accrued interest, on note payable, net of unamortized prepaid portion of $265,622 and $334,868, respectively (Note 10)	219,671	106,307
Note payable, net of unamortized debt discount of $418,528 and $502,233, respectively (Note 10)	2,331,472	1,997,767
Total Current Liabilities	2,809,677	2,385,346

LONG-TERM DEBT
Convertible debt, net of unamortized debt discount of $117,736 and $201,833 respectively (Note 6)	482,264	465,444
Accrued repayment premium on note payable, net of unamortized prepaid portion of $523,616 and $557,490, respectively (Note 10)	123,442	30,745
Total Long-Term Debt	605,706	496,189
TOTAL LIABILITIES	3,415,383	2,881,535

DESERT HAWK GOLD CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
STOCKHOLDERS' EQUITY(DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized 958,033 issued and outstanding, respectively	958	958
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,611,411 and 7,586,411 shares issued and outstanding, respectively	7,612	7,587
Additional paid-in capital	3,735,584	3,718,109
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(4,792,981)	(3,720,040)
Total Stockholders' Equity (Deficit)	(2,065,418)	(1,009,977)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,349,965	$1,871,558

See accompanying notes to unaudited financial statements.

DESERT HAWK GOLD CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			Period from
			May 1, 2009
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	March 31	March 31	to March 31,
	2011	2010	2010

REVENUES	$-	$-	$-

EXPENSES
Consulting	31,000	22,000	312,734
Officers and directors fees	53,462	32,049	584,911
Exploration expense	333,871	67,529	1,121,777
Legal and professional	22,541	50,465	298,904
General and administrative	284,916	85,413	1,187,112
Depreciation	17,081	2,634	39,851
Total Expenses	742,871	260,090	3,545,289

OPERATING LOSS	(742,871)	(260,090)	(3,545,289)

OTHER INCOME (EXPENSE)
Interest income	-	-	40,000
Other income	15	3,762	16,532
Gain (loss) on investment sales	-	-	2,540
Financing expense	(194,406)	(33,000)	(883,843)
Interest expense	(135,679)	(39,319)	(422,921)
Total Other Income (Expense)	(330,070)	(68,557)	(1,247,692)

LOSS BEFORE INCOME TAXES	(1,072,941)	(328,647)	(4,792,981)
INCOME TAXES	-	-	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,072,941)	$(328,647)	$(4,792,981)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,598,633	7,074,744

See accompanying notes to unaudited financial statements.

DESERT HAWK GOLD CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			Period from
			May 1, 2009
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	March 31,	March 31,	to March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,072,941)	$(328,647)	$(4,792,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	17,081	2,634	39,851
Common stock issued for services	17,500	-	410,667
Accretion of debt discounts	306,586	16,820	686,493
Accrued interest income		-	(40,000)
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) in deposits	-	-	(500)
(Increase) decrease in accounts receivable	-	12,313	(21)
(Increase) in prepaid expenses	(5,500)	(5,293)	(47,132)
Increase (decrease) in accounts payable	(2,318)	21,712	69,015
Increase (decrease) in accrued liabilities - officer wages	5,000	(2,500)	(35,691)
Increase (decrease) in accrued expenses	(26,457)	(6,635)	6,658
Increase (decrease) in accrued interest	7,500	(10,500)	7,500
Net cash used by operating activities	(753,549)	(300,096)	(3,698,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,469)	(31,367)	(427,063)
Purchase of trademark	(2,690)	-	(2,690)
Purchase of mineral lease	-	(250)	(250,250)
Acquisition of reclamation bond	-	-	(37,500)
Notes receivable	-	-	27,500
Proceeds from marketable securities	-	-	48,920
Net cash used by investing activities	(18,159)	(31,617)	(641,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	250,000	-	2,750,000
Payment of note payable - equipment	(6,463)	-	(6,463)
Proceeds from sale of common stock	-	2,590	1,008,000
Proceeds from sale of preferred stock	-	-	958
Net cash provided by financing activities	243,537	2,590	4,352,495

NET INCREASE (DECREASE) IN CASH	(528,171)	(329,123)	12,731
CASH, BEGINNING OF PERIOD	566,549	888,434	25,647

CASH, END OF PERIOD	$38,378	$559,311	$38,378

DESERT HAWK GOLD CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			Period from
			May 1, 2009
			(Inception of
	Period Ended	Period Ended	Exploration Stage)
	March 31	March 31,	to March 31,
	2011	2010	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,000	$-	$115,500
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	$-	$-	$-
Common stock issued for reclamation bond	$-	$-	$42,802
Equipment acquired with note payable	$-	$-	$10,000
Debt discount on preferred stock	$-	$-	$-
Prepaid interest liability	$44,118	$-	$485,293
Repayment premium obligation	$58,823	$-	$647,148

See accompanying notes to unaudited financial statements.

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. was incorporated on November 5, 1957 in the State of Idaho as Lucky Joe Mining Company.  On July 17, 2008 the Company merged with its wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada.  Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation, each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada). On April 3, 2009, the Company filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp.

The Company was originally incorporated to pursue the Mining business through the acquisition of prospective mining claims in the Wallace and Kellogg mining districts of Northern Idaho.  The Company never successfully generated any revenue, or joint ventures from any of the activities it pursued, and abandoned the mining business as a viable business model when the commodity prices cycled downward. The Company remained dormant until it recommenced its mining activities and entered the exploration stage on May 1, 2009.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

On December 31, 2009 the Company acquired all of the outstanding stock of Blue Fin Capital, Inc. (“Blue Fin”), a Utah corporation owning mining claims in Arizona.  The Company issued a total of 2,713,636 shares of its common stock to the shareholders of Blue Fin for all of the outstanding shares of Blue Fin.  Blue Fin was acquired from a related party, so the acquisition was recorded at the historical cost of Blue Fin.  Blue Fin became a wholly-owned subsidiary of the Company and all inter-company accounts have been eliminated.

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855):Amendments to Certain Recognition and Disclosure Requirements.  This Update
amends to Subtopic 855-10, Subsequent Events – Overall, to require SEC filers to evaluate subsequent events through the date that the financial statements are issued.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-04, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains its cash in two commercial accounts at two major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at March 31, 2011 and December 31, 2010 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $0 and $316,549, respectively.

Fair Value of Financial Instruments
The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011 and December 31, 2010.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Marketable Securities (continued)

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740-10-25 Income Taxes – Recognition.  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC Topic 740-10-25-5 to allow recognition of such an asset.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Provision for Taxes (continued)

Significant components of the deferred tax assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Net operating loss carryforward	$5,467,343	$4,399,402
Non-deductible accruals	136,259	131,259
	$5,603,602	$4,530,661

Deferred tax asset	2,007,201	1,585,731
Deferred tax asset valuation allowance	$(2,007,201)	$(1,585,731)

At March 31, 2011, the Company has net operating loss carryforwards of approximately $5,603,602, which expire in the years 2015 through 2031. Deferred tax assets of approximately $2,007,201 were offset by the valuation allowance, which increased by $421,470 and $115,026 during the three months ended March 31, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at March 31, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2011 or December 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through March 31, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 3 - CAPITAL STOCK (continued)

Common Stock (continued)
On February 15, 2011, the Company issued 25,000 shares of common stock at $0.70 per share for a total of $17,500 in services.  The shares were issued to an employee under the Company’s 2008 Stock Option/Stock Issuance Plan (Note 4) pursuant to the terms of the employee’s employment agreement with the Company.

Preferred Stock
In July 2010 the Company filed a Certificate of Designations with the State of Nevada to create 958,033 shares of Series A Preferred Stock.  The Series A Preferred Shares have voting rights with the common stock equal to the conversion value of the preferred shares into common shares.

In July 2010 the Company issued 958,033 shares of its Series A Preferred Stock to a lender and entered into a Registration Rights Agreement dated July 14, 2010, to register, either upon demand or by piggyback, the resale of the common shares issuable upon conversion of the preferred stock.  These preferred shares are convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to adjustment in the event the Company issues common shares or instruments exercisable or convertible into common shares at a price less than $0.70 per share, or if the Company effects a reverse or forward split of its outstanding shares or a reclassification of its common stock (See Note 10).

In May 2010, the Company filed a Certificate of Designations with the State of Nevada to create Series A-1 and A-2 Preferred Stock.  The Company has designated 2,500,00 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock pursuant to a Fourth Amendment to its Investment Agreement with DMRJ Group I, LLC (Notes 10 and 11).  On May 3, 2011, the Company issued 100,000 shares of Series A-2 Preferred Stock to DMRJ Group (Note 11).

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

During the three months ended March 31, 2011, the Company granted 25,000 shares under the Plan for services rendered (Note 3). All of the shares are fully vested.

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

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

Kiewit Gold Project

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

Cactus Mill Plan
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

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

 NOTE 5 – MINERAL PROPERTIES (Continued)

Yellow Hammer Claims

The Company completed approximately 6,000 feet of drilling on the Yellow Hammer claims in fourth quarter of 2009.  Composites were made of several key areas and re-analyzed for gold, silver, copper and tungsten.  Metallurgical work is ongoing at independent labs for evaluation.  The Company holds a Small Mine Permit from the Utah Division of Oil, Gas and Mining and has posted a reclamation bond of $37,500.  This permit stipulates that the Company may conduct exploration or mining operations on these claims so long as such activities are limited to an area within five acres.

Exploration Expenditures
Exploration expenditures incurred by the Company during the three months ended March 31, 2011 and 2010 were as follows:
	March 31, 2011	March 31, 2010
Assaying	$7,384	$5,698
Drilling	31,200	-
Equipment rental	113,692	13,403
Geological consulting fees	53,766	37,074
Maps and miscellaneous	-	2,126
Metallurgy	-	-
Site costs	127,829	1,500
Transportation	-	7,728
Total Exploration Expenditures	$333,871	$67,529

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the noteholders’ agreement to subordinate their debt to DMRJ Group (Note 10).  The notes are convertible into potentially 857,143 shares of common stock, and principal and interest are due May 31, 2012, or 30 months from the date of issuance.  Interest expense on the notes was $22,500 and $22,500 for the three months ended March 31, 2011 and 2010, respectively.  Accrued interest at March 31, 2011 and December 31, 2010 was $7,500 and $0, respectively.  The holders of the notes were issued 300,000 bonus shares at a rate of one share for each $2 loaned, resulting in a debt discount of $210,000 that is being accreted over the life of the loan.  Accretion expense was $16,820 and $16,820 for the three months ended March 31, 2011 and 2010, resulting in an unamortized debt discount balance of $117,736 and $201,833 and net debt balance of $482,264 and $465,444 at March 31, 2011 and December 31, 2010, respectively.  In the event the Company fails to repay the loan or interest thereon in full on the maturity date, the Company will be required to issue an additional 300,000 shares.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 7 - PROPERTY AND EQUIPMENT (continued)

	March 31, 2010	December 31, 2010
Equipment	$394,839	$394,068
Furniture and fixtures	24,703	10,005
Vehicles	23,516	23,516
Less accumulated depreciation	(39,851)	(22,770)
	$403,207	$404,819

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $17,081and $2,634, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

In August 2010, the Company acquired equipment (included above) of $15,995 via an 8-month loan requiring $2,000 monthly payments plus 15% interest and applicable taxes.  The balance owing on the loan was $9,532 and $15,995 at March 31, 2011 and December 31, 2010, respectively.  The loan was paid in full by May 2011.

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

NOTE 9 – COMMITMENTS

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

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 9 – COMMITMENTS (continued)

The mineral rights acquired were valued based on the $250,000 cash and 750,000 shares of restricted common stock paid to the Moeller Family Trust and Clifton Mining Company.  At $.70 per share of stock, the total value assigned was $775,000.   The Company also acquired $250 in water rights during 2010, which with the $2,485 in Arizona mining interests owned by Blue Fin, results in total mineral and property rights of $777,735 and $777,735 at March 31, 2011 and December 31, 2010, respectively.  Management has performed impairment analyses as of March 31, 2011 and determined that the cost of the mineral rights is recoverable in the normal course of business, and no impairment is necessary.

In September 2009, the Company acquired all of the rights and interests of Clifton Mining in a $42,802 reclamation contract and cash surety deposit with the State of Utah Division of Oil, Gas and Mining for the property covered by the joint venture.  As consideration for Clifton Mining selling its interest in the reclamation contract and surety deposit, the Company issued 60,824 shares to Clifton Mining.  For a period of two years the Company has the right to repurchase the shares for $48,000, or during the 180-day period after this two year period, Clifton Mining will have the option to put the shares to the Company for $48,000.  In connection with the issuance of this put option, management concluded that the 60,824 shares should be recorded as a derivative liability, and not as equity. The Company has used the Black-Scholes pricing model to value the put option. The following assumptions were used: stock price of $0.70, strike price of $0.79, volatility of 117% (based on similar companies’ volatility), and risk free interest rate of 4.35%. This resulted in the Company recording a derivative liability of $26,396.  No derivative gain or loss was incurred during the three months ended March 31, 2011, as there was no deemed change in value of the Company’s underlying common stock.

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

In September 2010, the Company entered into employment agreements with its Chief Executive Officer and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of four years and provides for a base salary or fees of $120,000 per year.  The Company owes the CEO $136,259 and $131,259 at March 31, 2011 and December 31, 2010, respectively, to satisfy wages due under the provisions of the September 2010 agreement and prior similar agreements.

NOTE 10 – DMRJ GROUP FUNDING

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC, a Delaware limited liability company.   According to the terms of the agreement, DMRJ Group has committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company are due not later than July 14, 2012.  These loan advances can only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects are $2,500,000 and $2,750,000, respectively, and are subject to meeting certain milestones on the projects.   Advances for operations on the Kiewit project are conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances for the month of February 2011, which the Company was unable to pay.  The Company has requested and received loan advances from DMRJ Group for total principal due of $2,750,000 and $2,500,000 at March 31, 2011 and December 31, 2010, respectively.

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 10 – DMRJ GROUP FUNDING (continued)

In connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock at $.001 par value for $958 cash (Note 3).  The Company has also recorded a discount to the loan proceeds in the amount of $669,644, which was valued based on the stock price of $.70 less the cash received for the preferred stock.  At March 31, 2011 and December 31, 2010, $418,528 and $502,233, respectively, remained as a discount which is accreted to interest expense over the life of the loans, resulting in net principal due of $2,331,472 and $1,997,767, respectively.  Accretion expense on the discount was $83,705 for the three months ended March 31, 2011.

Each principal advance amount bears interest of 15% per annum from the date of borrowing.  The Company is required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance is less than one year prior to the maturity date of the promissory note.  This prepayment of interest is nonrefundable even if the Company prepays the advance.  As of March 31, 2011 and December 31, 2010, a total of $485,293 and $441,175, respectively, in prepaid interest payable had been accrued, which has been netted with a corresponding prepaid portion from which interest through March 31, 2011 of $219,671 has been deducted and accreted to expense.  Accretion for the three months ended March 31, 2011 totaled $113,364.  The unamortized prepaid interest at March 31, 2011 and December 31, 2010 was $265,622 and $334,868, respectively.  Following this one-year period, interest on the advance is payable monthly until the advance is repaid in full.

In addition, at the time the Company repays or prepays the advance, it is required to pay an additional amount equal to 20% of the principal and interest amount being repaid or prepaid.  The accrued repayment premium at March 31, 2011 and December 31, 2010 was $647,058 and $588,235, respectively, and has been netted against the corresponding prepaid portion from which the repayment premium is being amortized over the shorter of the life of the loan or the repayment date, regardless of the amount of debt being repaid.  During the period from each loan issuance through March 31, 2011, the Company accreted $123,442 in repayment premium to interest expense, resulting in an unamortized repayment premium accrual of $523,616 and $557,490 at March 31, 2011 and December 31, 2010, respectively.  Accretion for the three months ended March 31, 2011 totaled $92,697.  Upon an event of default, the interest rate on the outstanding principal amount increases to 25%.

Loan advances made for the Yellow Hammer and Kiewit projects are subject to mandatory prepayments by the Company.  Yellow Hammer advances were originally to be repaid, together with prepayment interest and any outstanding monthly interest, commencing on or before the fifth business day of the month beginning February 2011 and each month thereafter through September 2011.  Kiewit advances were to be repaid, together with prepayment interest and any outstanding monthly interest, beginning month seven after the initial advance on this project through month twelve.  However, the repayment dates have been deferred due to waivers, forbearances, and amendments to the initial Investment Agreement as stated in the following paragraphs.

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

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 10 – DMRJ GROUP FUNDING (continued)

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

On March 6, 2011, the Company entered into a Forbearance Agreement with DMRJ Group pursuant to which DMRJ Group agreed to forbear until April 6, 2011, from exercising its rights and remedies with respect to an event of default by virtue of the Company’s failure to make a mandatory prepayment as required under the Investment Agreement.  The Company failed to make the mandatory prepayment to DMRJ Group on March 7, 2011, as required in the Investment Agreement.  Pursuant to the Forbearance Agreement if the Company cures this prepayment default on or prior to April 6, 2011; no default interest will be due with respect to the period between the date of the prepayment default and April 6, 2011.

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

The Company failed to make its mandatory prepayment of $1,011,616 to DMRJ Group on April 7, 2011, as required pursuant to Section 2.05(b)(i) of the Investment Agreement with DMRJ Group, and thus entered into a Fourth Amendment (Note 11).

The total balance payable to DMRJ on loans received as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Principal	$2,750,000	$2,500,000
20% accrued repayment obligation	647,058	588,235
15% accrued prepaid interest obligation	485,293	441,175
Total DMRJ obligation	$3,882,351	$3,529,410

NOTE 11 - SUBSEQUENT EVENTS

On April 21, 2011, the Company entered into a Fourth Amendment to Investment Agreement with DMRJ Group (Note 10).  This amendment allows the Company to make a further request for a term loan advance under the Investment Agreement of up to $625,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.   The advance is not deemed to be a Kiewit Advance, which means that it is not subject to the mandatory prepayment requirements under the Investment Agreement.  The Amendment also eliminates the requirement of Section 2.05(b)(i) of the Investment Agreement to require the Company to make mandatory prepayments for the Yellohammer advances.

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 11 - SUBSEQUENT EVENTS (continued)

On May 3, 2011, the Company filed a Certificate of Designations with the Nevada Secretary of State for the creation of its Series A-1 and A-2 Preferred Stock.  The Company has designated 2,500,00 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.  The Series A-1 and A-2 shares have the following rights and preferences:

•	The holders of the Series A-1 and A-2 shares have no preference as to any dividends declared by the Company.
•
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a change of control transaction or the sale or lease of all or substantially all of its assets without the majority consent of the holders of the Series A-1 and A-2 shares, the holders of the Series A shares will be entitled to receive ratably an amount of the funds available for liquidation equal to the issue price of the Series A shares plus any accrued and unpaid dividends.  Any remaining funds available for distribution will be distributed pro rata among the holders of the common stock and the Series A, A-1 and A-2.

•
The holders of the Series A-1 and A-2 shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series A-1 or A-2 shares are convertible.  The Series A-1 and A-2 shares vote together with the holders of the common stock, except as provided by law.  In addition, the Company is prohibited from taking the following actions without the separate consent of persons owning a majority of the Series A-1 and A-2 preferred shares:

o	Amending the Articles of Incorporation or Bylaws of the Company or its subsidiary;
o	Entering into another business;
o	Adopting a new equity compensation plan or amending the current plan;
o	Redeeming, retiring or acquiring the Company’s own securities;
o	Entering into any merger transaction, selling, licensing or transferring any of the Company’s assets, or pledging or granting a security interest in its assets;

o	Entering into any agreement or arrangement for the purchase of capital stock or a substantial portion of the assets of another entity or any type of joint venture or strategic alliance;
o	Declaring or paying any dividends on the Company’s equity securities;
o	Issuing any debt or equity securities, except in certain limited circumstances;
o
Entering into any insider transactions, except for transactions in the normal course of business, the payment of customary salaries or other standard employee benefit programs available to all employees;

o	Creating any subsidiaries;
o	Dissolving, liquidating, or reorganizing the Company;
o	Creating any new indebtedness in excess of $500,000 other than trade payables and the indebtedness created under the DMRJ Group Investment Agreement;
o	Fix or change the number of directors set in any resolution of the Board;
o	Making any loans or advances to any person other than ordinary business expenses not to exceed in the aggregate $15,000;

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 11 - SUBSEQUENT EVENTS (continued)

o	Granting any registration, preemptive, anti-dilution, or redemption or repurchase rights with respect to any securities; and
o	Borrowing against, pledging, assigning, modifying, cancelling or surrendering any key man insurance policy maintained by or for the Company.
•
The holders of record of the Series A-1 and Series A-2 shares, voting together as a single class, have the right to elect two directors of the Board, to remove any such directors elected by them and to fill any vacancy caused by the death, resignation or removal of such directors.

•
The Series A shares are convertible into shares of the Company’s common stock at any time.  The conversion price of the Series A-1 preferred stock is $0.70 per share and the conversion price of the Series A-2 shares is $1.00, subject to the following limitations and conditions:

o
If the Company issues or sell shares of its common stock, or grant options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower sale or conversion price.

o	The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.
•
The Company has the right to create and issue additional classes or series of preferred shares so long as the new class or series does not have preferences, limitations, or relative rights which are superior or senior to the preferences, limitations and relative rights granted the holders of the Series A-1 or A-2 shares.

•	The holders of the Series A-1 and A-2 shares have preemptive rights to purchase shares of common stock in any offering by the Company.
•	There are no redemption or sinking fund provisions applicable to the Series A-1 or A-2 shares.

On May 3, 2011, the Company issued 100,000 shares of Series A-2 Preferred Stock to DMRJ Group under the terms of the Fourth Amendment to our Investment Agreement.   No underwriting discounts or commissions were paid in connection with the preferred stock transaction.

On April 25, 2011, the Company received proceeds of $204,154 pursuant to a provisional billing on a revenue contract with a customer that purchased various concentrates from the Company.  Both parties conducted assays to determine the value of the concentrates.  The assays are under further analysis by an independent umpire who will determine the settlement value of the concentrates.  The proceeds will be recorded as deferred revenues until the umpire reaches a decision, which is anticipated to occur in June 2011, at which point revenue will be recognized.  The Company owes royalties to the Moeller Family Trust on revenues earned from concentrate sales pursuant to terms of a Joint Venture Agreement (Note 9).  The Company estimates approximately $21,000 in royalties will be paid in connection with this concentrate sales transaction.

The Company has evaluated subsequent events from the balance sheet date, March 31, 2011, through the date these financial statements were issued and has determined that there are no additional events that would require disclosure in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-looking statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this quarterly report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:
•	environmental hazards;
•	metallurgical and other processing problems;
•	unusual or unexpected geological formations;
•	global economic and political conditions;
•	disruptions in credit and financial markets;
•	global productive capacity;
•	changes in product costing; and
•
competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).

Mining operations are subject to a variety of existing laws and regulations relating to exploration, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Overview

We are a mineral exploration company with proposed projects located in the Gold Hill Mining District in Tooele County, Utah.  We are currently focused on extracting mineralized material from the Yellow Hammer claims for processing at the Cactus Mill pilot plant, and completing the permitting process for our Kiewit claims and construction of a heap leach facility near these claims.  We are also in the process of seeking an amendment to our current mill site permit to allow us to construct and operate a heap leach facility near the pilot mill.  Concentrates from our mill site are processed at a smelter in Hayden, Arizona to extract any copper, gold, and silver from the mineralized material.

We were originally incorporated in the State of Idaho on November 5, 1957.  For several years the Company bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2008 we changed the domicile of the Company from the State of Idaho to the State of Nevada.  In May 2009 we raised funds to recommence mining activities.  In July 2009 we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah.  We hold leasehold interests within the Gold Hill Mining District consisting of 334 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and five Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  From these claims we have centered our activities on the Yellow Hammer project located on four of the patented claims, the Kiewit project consisting of seven of the unpatented Kiewit claims, and the Cactus Mill project consisting of an unpatented mill site.  We have no current exploration plans for the remaining claims.  We also hold eight unpatented lode mining claims in Yavapai County, Arizona, on which we have no current plans to conduct exploration.  We do not have any proven or probable reserves on any of our mineral claims or mining leases.

We have entered into an agreement with DMRJ Group, LLC through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses.  Historically, we have incurred net losses for the years ended December 31, 2010 and 2009, and have also incurred losses for the three months ended March 31, 2011.  If we are unable to generate sufficient cash flow from the extraction and processing of mineralized material from our claims, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

First Quarter Highlights

During the first quarter of 2011 we shipped concentrate from our mill to the smelter in Hayden, Arizona pursuant to a contract with a customer for up to 200 tons of mineral concentrates.  The assays are currently being evaluated by an independent umpire who will determine the concentrates’ value.  This valuation will be completed in June 2011 at which point revenues from the shipment will be recognized.  We estimate revenues approximating $200,000 - $215,00 from this first shipment.  We are obligated to pay royalties to the Moeller Family Trust approximating $21,000 as a result of these anticipated revenues.

On January 26, 2011, our registration statement on Form S-1 (SEC File No. 333-169701) was declared effective by the U.S. Securities and Exchange Commission and on February 10, 2011, we filed a registration statement on Form S-8 with the U.S. Securities and Exchange Commission (SEC File No. 333-172156) to register 2,413,333 shares issuable under our 2008 Stock Option/Stock Issuance Plan.

On February 25, 2011, we entered into a Second Amendment to our Investment Agreement with DMRJ Group which amended the Investment Agreement dated as of July 14, 2010, as amended by that certain Amendment and Waiver dated as of November 8, 2010.  On March 1, 2011, DMRJ Group made a loan advance of $125,000 to us, plus prepaid interest of $22,059 which was paid to DMRJ Group.  This advance was made without satisfying the provisions requiring us to meet certain milestones in connection with our Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.

On March 6, 2011, we entered into a Forbearance Agreement with DMRJ Group pursuant to which DMRJ Group agreed to forbear until April 6, 2011, from exercising its rights and remedies with respect to an event of default by virtue of our failure to make a mandatory prepayment as required under the Investment Agreement.  We failed to make the mandatory prepayment to DMRJ Group on March 7, 2011, as required in the Investment Agreement.
On March 11, 2011, we entered into a Third Amendment to our Investment Agreement with DMRJ Group.  This amendment allowed the Company to make a further request for a term loan advance under the Investment Agreement of up to $500,000 without satisfying the provisions requiring us to meet certain milestones in connection with the Kiewit properties and again permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  On March 11, 2011, we received a $125,000 term loan advance from DMRJ Group, plus prepaid interest of $22,059 which was paid to DMRJ Group.

Subsequent to the quarter ended March 31, 2011, we failed to make our mandatory prepayment of $1,011,616 to DMRJ Group due on April 7, 2011, as required pursuant to Section 2.05(b)(i) of the Investment Agreement with DMRJ Group.  We have renegotiated our agreement with DMRJ Group and on May 3, 2011, we entered into a Fourth Amendment to the Investment Agreement which restructures the repayment schedule of the prior loan advances to us.  The Fourth Amendment allows us to make a further request for a term loan advance under the Investment Agreement of up to $735,295, including $110,295 of prepaid interest, and any remaining amounts previously permitted under the Third Amendment, without satisfying the provisions requiring us to meet certain milestones in connection with our Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  Under the terms of the Fourth Amendment, repayment of this and all prior advances are now due in three payments due on June 30, 2012, September 30, 2012, and December 31, 2012.  And in the event we complete an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require us to pay 25% of the proceeds over this amount to satisfy our indebtedness to it.  We also created a Series A-1 and a Series A-2 Preferred Stock which is convertible into our common stock, and we issued 100,000 shares of the Series A-2 Preferred Stock to DMRJ Group for entering into the Fourth Amendment.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

During the three month period ended March 31, 2011, the Company had a net loss of $1,072,941 compared to a net loss of $328,647 during the three month period ended March 31, 2010.  This represents an increased net loss of $744,294 during the three month period ended March 31, 2011. The increase in net loss is attributable an increase in exploration expense and general and administrative expense, and an increase in interest and financing expense related to the Investment agreement with DMRJ.

Total operating expenses increased to $742,871 during the three month period ended March 31, 2011 from $260,090 for the comparable period ended March 31, 2010.  The increase is primarily attributable to increased exploration expense and general and administrative expense over the respective three month period ended March 31, 2010.

Liquidity and Cash Flow

Net cash used by operating activities was $753,549 during the three month period ended March 31, 2011 compared with $300,096 during the three month period ended March 31, 2010.  The increase in the amount of cash used by operating activities is primarily attributable to the increase in accretion of debt discount related to the DMRJ Investment Agreement during the three months ended March 31, 2011.

Net cash used by investing activities was $18,159 during the three month period ended March 31, 2011 compared to $31,617 during the three month period ended March 31, 2010. The decrease is attributable to a reduction in the purchase of fixed assets during the three month period ended March 31, 2011.

Net cash provided by financing activities was $243,537 during the three month period ended March 31, 2011 compared with $2,590 during the three month period ended March 31, 2010. The increase is a result of additional borrowings from DMRJ during the three months ended March 31, 2011.

As a result, cash decreased by $528,171 during the three month period ended March 31, 2011. The Company had cash of $38,378 as of March 31, 2011.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business.  Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  See Note 2, “Summary of Significant Accounting Policies,” in our attached unaudited consolidated financial statements for a discussion of those policies.

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with ASC 932 Extractive Activities.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to explore new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

Mineral Properties

We account for mineral properties in accordance with ASC 930 Extractive Activities-Mining.  Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims.  Mineral properties are periodically assessed for impairment of value and any diminution in value.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information described elsewhere in this report, you should carefully consider the following risk factors, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Company and its Business

If we fail to repay the loan advances from DMRJ Group in a timely manner or otherwise breach our agreement with this lender, we would likely lose our interest in our mining leases and other assets.

Our loan advances from DMRJ Group under the Investment Agreement are secured by all of our assets, including our mining leases and equipment.  Each separate loan advance to us pursuant to the Investment Agreement provides for a specific repayment date of principal and, to the extent interest on the loan is not prepaid at the time of the particular loan advance, we have monthly obligations to pay interest on the amount borrowed after the first year of the loan advance.  Repayment of loan advances commences June 30, 2012.  The Investment Agreement also contains numerous affirmative and negative covenants which require us to perform certain obligations or refrain from certain actions so long as any amounts are owed to DMRJ Group under the Investment Agreement.  If we fail to meet all of our covenants under the agreement or if we fail to make any required payment of principal or interest when due, it is likely that DMRJ Group would call the full amount of the outstanding balances on our loans immediately due.  If we are unable to repay the outstanding balances at this time, we anticipate that DMRJ Group would foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  Because the Investment Agreement limits our ability to raise outside funds during the effective period of the Investment Agreement, it is unlikely that we would be able to obtain alternate financing to satisfy the obligations owed to DMRJ Group in the event of foreclosure.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and you would lose your entire investment in our common stock.

Because of our historic losses from operations since the inception of our exploration stage on May 1, 2009, there is substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our 2010 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  These consolidated financial statements for the year ended December 31, 2010, were prepared on the basis that our company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  Our ability to continue as a going concern is uncertain and dependent upon continuing to obtain the financing necessary to meet our financial commitments and to complete the exploration of our mining properties and/or realizing proceeds from the sale of mineralized material from the properties.  Our continuation as a going concern is primarily dependent upon the continued financing from DMRJ Group under the Investment Agreement and the attainment of profitable operations.  As at March 31, 2011, we had cash in the amount of $38,378, negative working capital of ($2,723,646), and accumulated losses of $4,792,981 since inception of our current exploration stage.  These factors raise substantial doubt regarding our ability to continue as a going concern.  Neither our 2010 audited financial statements nor our interim unaudited financial statements for the three months ended March 31, 2011, include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If we are unable to generate sufficient revenue from the sale of mineralized material from the Yellow Hammer claims, we will likely not be able to continue our operations.

We commenced producing metals from our properties during first quarter 2011.  Nevertheless, our properties are all exploration stage properties in various stages of exploration and we have no proven or probable reserves on any of these properties.  The first phase of our business plan is to process mineralized material from the Yellow Hammer claims at the pilot plant and continue to sell any concentrate produced by us from the Cactus Mill pilot plant.  We have not completed any feasibility study of the Yellow Hammer claims and there are no known or established commercially minable deposits for extraction on these claims and no known mineral deposit which could be economically extracted.  If the mineralized material from the Yellow Hammer claims fails to produce concentrate that can be sold at a profit for a sufficient period to repay our outstanding debt to DMRJ Group and others, it is unlikely that we would be able to continue any operations or explore our other mining properties and it is probable that our proposed business would fail.

We have a history of losses and are dependent upon revenue from our planned operations through our Cactus Mill pilot plant to continue our proposed operations.

In the fiscal year ended December 31, 2010, we had net losses of $3,233,846.  For the three months ended March 31, 2011, we had net losses of $1,072,941.  Since the commencement of our exploration stage on May 1, 2009, we have experienced accumulated losses of $4,792,981.  We have commenced commercial production only on our Yellow Hammer claims.  We have limited revenues from operations and anticipate we will have no significant operating revenues until we commence mineralized material processing operations on more of our properties.  All of our properties are in the exploration stage, and we have no known mineral reserves on our properties.  Even if we generate revenue from mineralized material on the other claims, we may not achieve or sustain profitability in the future.  If we do not begin to generate revenues before our current cash resources expire, we will either have to suspend or cease operations.

Although we have commenced the processing of mineralized material from the Yellow Hammer claims, we do not have any proven or probable reserves on this site.  As a result we may not be able to locate mineral deposits or reserves on this site which could be economically and legally extracted or produced.

Our first phase of proposed operations includes processing mineralized material from our Yellow Hammer claims at our pilot plant on our Cactus Hill property.  Nevertheless, we have not identified any proven or probable reserves on these claims which make these extraction operations on them very speculative.  If we are not able to continue to locate mineralized material which can be economically extracted and produced, the funds we spend on these claims may be lost which could have a material negative impact on our ability to continue operations.

Changes in the market prices of copper, gold and other metals, which in the past have fluctuated widely, will affect the profitability of our proposed operations and financial condition.

Our potential profitability and long-term viability depend, in large part, upon the market price of copper, gold and other metals and minerals which may be extracted from our mining claims and leases.  The market price of copper, gold and other metals is volatile and is impacted by numerous factors beyond our control, including:
•	expectations with respect to the rate of inflation;
•	the relative strength of the U.S. dollar and certain other currencies;
•	interest rates;
•	global or regional political or economic conditions;
•	supply and demand for jewelry and industrial products containing metals; and
•	sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the above factors.

We cannot predict the effect of these factors on metal prices.  In particular, gold and copper prices have fluctuated during the last several years.  The price of copper (London Fix) has ranged from approximately $1.50 to approximately $3.25 per ounce during calendar 2009, closing at approximately $3.25 on December 30, 2009; from approximately $2.78 to approximately $4.41 per ounce during 2010 to close on December 31, 2010 at approximately $4.41 per ounce.  During the first four months of 2011, the price has ranged from approximately $4.15 to $4.41 per ounce to close on May 13, 2011 at approximately $4.15.  The price of gold (London Fix) has ranged from $810 to $1,212 per ounce during calendar 2009, closing at $1,087 on December 30, 2009; from $1,052 to $1,426 per ounce during 2010 to close on December 31, 2010 at $1,410.25 per ounce.  During the first four months of 2011, the price of gold has ranged from approximately $1,319 to $1,536 per ounce to close at approximately $1,506 per ounce on May 13, 2011.    A decrease in the market price of copper, gold and other metals could affect the commercial viability of our properties and our anticipated exploration of such properties in the future.  Lower copper or gold prices could also adversely affect our ability to finance exploration of our properties.

In addition, the makeup of gold investors and users has changed significantly which has affected the price of gold in particular in recent years.  Historically, the demand for gold was driven by the needs of jewelers, dentists and electronics manufacturers who used gold in their businesses.  In 1998 investors in gold accounted for only 6.9% of demand.  During 2009 they accounted for 39% and in the second quarter of 2010, they accounted for 51%.  During the first quarter of 2009, when the stock market was at its lowest, investors accounted for 60% of the demand for gold.  This shift in demand for gold could mean that positive changes in the macro-economy could lead investors to sell gold in large quantities, which could result in dramatically decreased demand and lower prices for gold.  These lower prices could have a negative impact on our proposed business.

We have significant cash commitments under our lease agreements and if we fail to meet these obligations, we could lose our right to conduct mining activities on these claims.

Under our current lease agreements for our claims in the Gold Hill Mining District, we are obligated to commence operations of the claims within three years and pay annual maintenance costs on the claims.  The annual claim maintenance costs, including annual maintenance fees payable to the BLM for the unpatented claims, the annual state trust lands mineral lease fees, and property tax payments are substantial.  For 2010 and following years we are responsible for these costs.  If we fail to make these maintenance, tax and other payments, we may lose the right to continue mining activities on the claims.  In addition, pursuant to the terms of our lease agreements, if we fail to commence commercial scale operations on certain of the claims prior to July 2012, we will be required to pay $50,000 for an annual holding fee to retain rights to these claims.  We have paid the 2010 maintenance costs in the aggregate amount of $46,760 for the unpatented claims in the Gold Hill Mining District.  We also paid $6,890 for the 2010 mineral lease fees on the Utah mineral leases.  We also paid $6,024 for 2010 property taxes on the Utah patented claims.  We anticipate that future annual fees will be comparable, and if we are unable to pay these fees from DMRJ Group loan advances or revenue generated from our extraction activities in the future, we would lose our interest in all of our claims and leases.

We may not be able to obtain all required permits and licenses to commence exploration activities on our properties, or the permitting process could be delayed, which could cause delays in our proposed plan of operations or increase the cost of those planned operations.

Our current proposed and future operations, including the initial extraction and processing of mineralized material from our Yellow Hammer claims, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing exploration, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.  Companies engaged in exploration of mining properties and related facilities generally experience increased costs, and delays in these activities and other schedules as a result of the need to comply with applicable laws, regulations and permits.  Our current Small Mining Operations Permit for the Yellow Hammer claims is limited to operations in an area within five acres.  Management anticipates that this permit will be sufficient for planned extraction activities on the Yellow Hammer claims for only one to three years and would not permit commencement of operations on the Kiewit claims.  We do not have in place the necessary permits to commence operations on the Kiewit claims.  A Large Mining Operations Permit for the Kiewit claims will require an extensive environmental assessment or preparation of a Plan of Operation.  We have a permit to operate our proposed pilot plant on the Cactus Mill property, but do not have the required permits to add a planned heap leach facility near this property or for the Kiewit claims.  We cannot predict if all permits which may be required for continued exploration activities or construction of facilities will be obtainable on reasonable terms or within the periods planned by us.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration activities.  Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our planned mineral extraction and processing activities.

All phases of our planned mineral extraction and processing activities are subject to environmental regulation in the jurisdictions in which we operate, in particular Tooele County, Utah.  Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.  A Large Mining Operations Permit for our Kiewit claims will also require an extensive environmental assessment or preparation of a Plan of Operation.  Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities.  It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

Land reclamation requirements for our properties may be burdensome and expensive.

In addition to the current reclamation bonds posted by us, we will likely have additional reclamation requirements associated with our Large Mining Operations Permit for which we have applied for the Kiewit claims.  Reclamation requirements by governmental authorities are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance.  Reclamation may include requirements to control dispersion of potentially deleterious effluents and reasonably re-establish pre-disturbance land forms and vegetation.  In order to carry out reclamation obligations imposed on us in connection with our potential exploration activities, we must allocate financial resources that might otherwise be spent on further exploration programs.  If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

We are dependent upon the services of our President to provide the principal mining expertise for our proposed exploration activities.  The loss of Mr. Havenstrite could delay our business plan or increase the costs associated with our plan.

Other than our President, Rick Havenstrite, our officers and directors have no professional accreditation or formal training in the business of mineral exploration.  With no direct training or experience these other members of our management team may not be fully aware of many of the specific requirements related to working within this industry.  Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make.  Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management’s lack of experience in the industry.  The loss of our President could adversely affect our business.  We have an employment agreement with Mr. Havenstrite for an initial period of four years until 2014.  However, we do not maintain key-man insurance on Mr. Havenstrite.  We may not be able to hire and retain personnel in the future, or the cost to retain replacement personnel may be excessive, in the event Mr. Havenstrite becomes unavailable for any reason.

Title to our properties may be subject to other claims, which could affect our property rights and claims.

There are risks that title to our properties may be challenged or impugned.  Our principal properties are located in Utah and may be subject to prior unrecorded transfer agreements and royalty rights and title may be affected by other undetected defects.  There may be valid challenges to the title of our properties which, if successful, could impair exploration operations on the claims.  This is particularly the case in respect of our properties through which we hold our interest solely pursuant to leases with the claim holders, as such interests are substantially based on contract as opposed to a direct interest in the property.

Several of the mineral rights to our properties consist of unpatented mining claims created and maintained in accordance with the U.S. General Mining Law.  Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. General Mining Law, including the requirement of a proper physical discovery of valuable minerals within the boundaries of each claim and proper compliance with physical staking requirements.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government.  The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law.  In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.  Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

We do not maintain insurance with respect to certain high-risk activities, which exposes us to significant risk of loss.

Mining operations generally involve a high degree of risk.  Hazards such as unusual or unexpected formations or other conditions are often encountered.  We may become subject to liability for pollution or hazards against which we cannot insure or against which we cannot maintain insurance at commercially reasonable premiums.  Any significant claim would have a material adverse effect on our financial position and prospects.   We are not currently covered by any form of environmental liability insurance, since insurance against such risks, including liability for pollution, is prohibitively expensive.  We may have to suspend operations or take interim cost compliance measures if we are unable to fully fund the cost of remedying an environmental problem, if any of these uninsured events were to occur.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our exploration activities.  These include crushing services for mineralized material from our Yellow Hammer claims, road grading services, chemicals and maintenance equipment for our pilot plant, and parts and supplies for our extraction and hauling equipment.  We have no long-term agreements to provide these supplies or services.  The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of our exploration activities.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive.  Significant competition exists for the acquisition of properties producing or capable of producing gold or other metals.  We may be at a competitive disadvantage in acquiring additional mining properties even in the Gold Hill Mining District because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we have.  We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals.  Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment.  Increased competition could adversely affect our ability to attract future capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is competitive in all of its phases, including financing, technical resources, personnel and property acquisition.  It requires significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry.  Because of the high costs associated with exploration, the expertise required to analyze a project’s potential and the capital required to explore a mine, larger companies with significant resources may have a competitive advantage over us.  We face strong competition from other mining companies, in particular Rio Tinto which operates a large copper mine in the area, some with greater financial resources, operational experience and technical capabilities than we have.  As a result of this competition, we may be unable to maintain or acquire future financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

Increased commodity and labor costs could affect our financial condition.

We anticipate that costs at our Gold Hill projects will frequently be subject to variation from one year to the next due to a number of factors, such as changing grades of mineralized material, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the mineral body.  In addition, costs are affected by the price of commodities such as fuel, chemicals and electricity as well as labor costs.  Such commodities are at times subject to volatile price movements, including increases that could make exploration activities at certain operations less profitable.  We do not have firm contracts or commitments for the commodities or all labor in connection with the exploration or extraction activities on the mining claims.  A material increase in these costs could have a significant effect on our cost of operations and potential profitability.

Transportation difficulties and weather interruptions may affect and delay proposed activities and could impact our proposed business.

Our mining properties are accessible by road and there are no other means of transportation available such as rail or navigable water ways.  The climate in the area is hot and dry in the summer but cold and subject to snow in the winter, which could at times hamper accessibility depending on the winter season precipitation levels.  Significant snowfall could make accessing our properties difficult or impossible by truck.  As a result, our exploration plans could be delayed for certain periods each year. These delays could affect our ability to process and transport mineralized material from the claims to the pilot plant which could have a material impact on our ability to generate revenue.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies.

Certain of our officers and directors are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, exploring and exploiting mining properties.  For example, John Ryan, one of our directors, also serves as a director for Gold Crest Mines, Inc., Trend Mining Company, Lucky Friday Extension Mining Company, Inc., Mineral Mountain Mining and Milling Company, Tintic Standard Gold Mines, Inc., Consolidated Goldfields, Inc., and Silver Verde May Mining Company, Inc.  Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.  In addition, our President, Rick Havenstrite, dedicates part of his time to operating his overhead door business in Reno, Nevada, which means that he is not able to devote all of his business time to our company.

We do not have water currently available in sufficient quantity to operate our planned leaching facility near the Kiewit claims, and if we are unable to produce sufficient water, we may not be able to commence planned activities on these claims.

The Kiewit claims are located in an arid high desert climate with no other water source than may be provided through a well.  We have not tested the area near the claims for the proposed well or any other water source sufficient to operate the planned Kiewit leaching facility.  In addition, if the water table for the planned well is deeper than we estimate, the cost of constructing and maintaining the well may increase.  If we are unable to locate a suitable water source by means of the proposed well or otherwise, we may not be able to proceed with our proposed activities on the Kiewit claims, which could also affect our ability to secure necessary operating permits for the leaching facility and future loan advances from DMRJ.

Risks Related to Our Common Stock

There is currently no public trading market for our common stock which means that our shareholders must hold their shares in our company for an indefinite period.

Our common stock is not quoted on either the OTC Bulletin Board or the Pink Sheets and is not listed on any exchange.  Until the common stock is quoted on an electronic quotation service or listed on an exchange, it is unlikely that any public market for the common stock will be established.  It is possible that our company would not qualify for listing on a stock exchange in the near future, if ever.  Application for quotation on an electronic quotation service requires finding a market maker willing to make the application.  The application process entails review by FINRA, the self-regulated industry processer of these applications, and may take several months.  We have not identified any broker-dealers who may be willing to make application on our behalf.

Because our shares are designated as Penny Stock, broker-dealers will be less likely to trade in our stock in the future due to, among other items, the requirements for broker-dealers to disclose to investors the risks inherent in penny stocks and to make a determination that the investment is suitable for the purchaser.

Our shares are designated as “penny stock” as defined in Rule 3a51-1 promulgated under the Exchange Act and thus, if a public market for the stock develops in the future, may be more illiquid than shares not designated as penny stock.  The SEC has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are defined generally as non-NASDAQ equity securities with a price of less than $5.00 per share; that are not traded on a “recognized” national exchange; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $10,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our securities are subject to the penny stock rules, investors in the shares may find it more difficult to sell their shares in any market which may develop in the future.  Many brokers have decided not to trade in penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  The reduction in the number of available market makers and other broker-dealers willing to trade in penny stocks may limit the ability of purchasers in this offering to sell their stock in any secondary market which could develop in the future.  These penny stock regulations, and the restrictions imposed on the resale of penny stocks by these regulations, could adversely affect our stock price if a public trading market for our stock is established in the future.

We have a significant number of shares of our preferred stock authorized which are convertible into shares of our common stock and which, if convertible, could adversely affect any public trading market for our shares which may develop in the future.

We have authorized 10,000,000 shares of Series A Preferred Stock, all of which 958,033 shares are issued and outstanding, which are currently convertible into a like number of common shares.  We also have authorized 2,500,000 shares of Series A-1 Preferred Stock and 1,000,000 shares of Series A-2 Preferred Stock.  The Series A-1 Preferred Stock, none of which are outstanding, would be convertible into 25,000,000 common shares.  The Series A-2 Preferred Stock, 100,000 shares of which are issued and outstanding, would be convertible into 10,000,000 common shares.  The conversion of all or a significant amount of these preferred shares could have a material negative impact on the market price for our common stock if a public market for the stock is established in the future.

We have not paid, and do not intend to pay, dividends on our common shares and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock.

We have not paid any cash dividends since inception.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  In addition, provisions in our Investment Agreement with DMRJ Group restrict our ability to declare and pay dividends on common stock as long as we have outstanding obligations to DMRJ Group.  Nevertheless, if our common stock is not quoted on the OTC Bulletin Board or listed on a senior exchange on or before July 13, 2011, and during any period we fail to maintain a quotation or listing for our common stock, the holders of the Series A Preferred Stock shares are entitled to quarterly dividends equal to 10% of our consolidated net income for each quarter commencing with the quarter beginning July 1, 2011.  In addition they are entitled to dividends or distributions made to the holders of our common stock to the same extent as if such holders of the Series A shares had converted their preferred shares into common stock. As a result, our common stock investors will not be able to benefit from owning our common stock unless a market for our common stock develops in the future and the market price of our common stock becomes greater than the price paid for the stock by these investors.

Any public trading market for our common stock which may develop in the future will likely be a volatile one and will generally result in higher spreads in stock prices.

If a public trading market for our common stock develops in the future, it would likely be in the over-the-counter market by means of the OTC Bulletin Board.  The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors, such as our ability to implement our business plan pertaining to the Gold Hill properties, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock.  In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on the NASDAQ or other exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges.  Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers.  We cannot insure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread.  These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers.  Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale.  For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks.  There is no assurance that at the time the investor wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

Rule 144 will not be available for the outstanding shares acquired after 1995 until at least January 26, 2012, which means that these shareholders may not be able to sell their shares in the open market during this period.

Rule 144, as recently amended, does not permit reliance upon this rule for the resale of shares sold after the issuer first became a shell company, until the issuer meets certain requirements, including cessation as a shell company, the filing of a registration statement, and the filing for a period of one year periodic reports required under the Exchange Act.  Our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on January 26, 2011.  We have since filed a special report on Form 10-K to include our audited financial statements for the year ended December 31, 2010, and our first quarter report on Form 10-Q for the period ended March 31, 2011.  If we fail to continue to file our periodic reports with the Commission, our shareholders who acquire stock after 1995 may not be permitted to rely on Rule 144 for the resale of their shares.

Item 6.  Exhibits

SEC Ref. No.	Title of Document

31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: May 23, 2011	By	/s/ Robert E. Jorgensen
Robert E. Jorgensen, Chief Executive Officer
(Principal Executive and Financial Officer)