Form 10-Q/A
period 2011-03-31
Desert Hawk Gold Corp.
filed 2011-08-11
CIK 1168081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  . No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐. No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐. No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 20, 2011: 7,611,411

EXPLANATORY NOTE

We have revised information in the following items of this quarterly report:

Item 1—Financial Statements.  On August 2, 2011, the Board of Directors of the Company determined that the financial statements included in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2011, should no longer be relied upon as a result of errors identified by the Company in its consolidated financial statements for the three months ended March 31, 2011.  The errors relate to the method used to record the legal costs associated with the Investment Agreement with DMRJ Group. In the prior financial statements the fees of approximately $466,000 had been recorded as an expense in the period in which they were incurred.  Upon reviewing the accounting treatment for these legal fees management determined that the appropriate accounting for the fees would have been to record these costs as debt discount and amortize them over the life of the related promissory notes.  We are also recognizing revenue of $215,000 in the first quarter.  As a result of these errors total assets at March 31, 2011, were underreported by $215,000, total liabilities were underreported by $61,539, and total stockholders’ equity was over-reported by $153,461.  The Company has made changes in the financial statements to reflect the amortization of the legal fees.  We have also recognized revenue of $215,000 in the first quarter.

Item 7—Managements’ Discussion and Analysis of Financial Condition and Results of Operations.  Corresponding changes have been made in this section to reflect the amortization of the expenses over the extended period.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the period ended March 31, 2011, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-Q on May 23, 2011.

DESERT HAWK GOLD CORP.
Form 10-Q/A-1
March 31, 2011

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	Restated	Restated
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$38,378	$566,549
Accounts receivable	215,021	21
Deposits	500	500
Prepaid expense	47,132	41,632
Total Current Assets	301,031	608,702

PROPERTY AND EQUIPMENT (Note 7), net of depreciation of $39,851 and $22,770	403,207	404,819
MINERAL LEASE (Note 9)	777,735	777,735
OTHER ASSETS
Reclamation bonds (Notes 5 and 9)	80,302	80,302
Trademark	2,690	-
Total Other Assets	82,992	80,302
TOTAL ASSETS	$1,564,965	$1,871,558

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$72,189	$74,507
Accrued expenses	6,658	33,115
Accrued liabilities - officer wages (Note 9)	136,259	131,259
Derivative liability (Note 10)	26,396	26,396
Accrued interest, convertible debt (Note 6)	7,500	-
Note payable - equipment (Note 7)	9,532	15,995
Accrued interest, on note payable, net of unamortized prepaid portion of $265,622 and $334,868, respectively (Note 10)	219,671	106,307
Total Current Liabilities	478,205	387,579

LONG-TERM DEBT
Convertible debt, net of unamortized debt discount of $117,736 and $134,556 respectively (Note 6)	482,264	465,444
Accrued repayment premium on note payable, net of unamortized prepaid portion of $523,616 and $557,490, respectively (Note 10)	123,442	30,745
Note payable, net of unamortized debt discount of $731,225 and $876,469, respectively (Note 10)	2,018,775	1,623,531
Total Long-Term Debt	2,624,481	2,119,720
TOTAL LIABILITIES	3,102,686	2,507,299

DESERT HAWK GOLD CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	Restated	Restated
	(unaudited)
STOCKHOLDERS' EQUITY(DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized 958,033 issued and outstanding, respectively	958	958
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,611,411 and 7,586,411 shares issued and outstanding, respectively	7,612	7,587
Additional paid-in capital	3,735,584	3,718,109
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(4,265,284)	(3,345,804)
Total Stockholders' Equity (Deficit)	(1,537,721)	(635,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,564,965	$1,871,558

See accompanying notes to unaudited financial statements.

DESERT HAWK GOLD CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			Period from
			May 1, 2009
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	March 31	March 31	to March 31,
	2011	2010	2011
	Restated		Restated

REVENUES	$215,000	$-	$215,000

EXPENSES
Consulting	31,000	22,000	312,734
Officers and directors fees	53,462	32,049	584,911
Exploration expense	333,871	67,529	1,121,777
Legal and professional	22,541	50,465	298,904
General and administrative	284,916	85,413	1,187,112
Depreciation	17,081	2,634	39,851
Total Expenses	742,871	260,090	3,545,289

OPERATING LOSS	(527,871)	(260,090)	(3,330,289)

OTHER INCOME (EXPENSE)
Interest income	-	-	40,000
Other income	15	3,762	16,532
Gain (loss) on investment sales	-	-	2,540
Financing expense	(255,945)	(33,000)	(571,146)
Interest expense	(135,679)	(39,319)	(422,921)
Total Other Income (Expense)	(391,609)	(68,557)	(934,995)

LOSS BEFORE INCOME TAXES	(919,480)	(328,647)	(4,265,284)
INCOME TAXES	-	-	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(919,480)	$(328,647)	$(4,265,284)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,598,633	7,074,744

See accompanying notes to unaudited financial statements.

DESERT HAWK GOLD CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			Period from
			May 1, 2009
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	March 31,	March 31,	to March 31,
	2011	2010	2011
	Restated		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(919,480)	$(328,647)	$(4,265,284)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	17,081	2,634	39,851
Common stock issued for services	17,500	-	410,667
Accretion of debt discounts	368,125	16,820	840,077
Accrued interest income		-	(40,000)
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) in deposits	-	-	(500)
(Increase) decrease in accounts receivable	(215,000)	12,313	(215,021)
(Increase) in prepaid expenses	(5,500)	(5,293)	(47,132)
Increase (decrease) in accounts payable	(2,318)	21,712	69,015
Increase (decrease) in accrued liabilities - officer wages	5,000	(2,500)	(35,691)
Increase (decrease) in accrued expenses	(26,457)	(6,635)	6,658
Increase (decrease) in accrued interest	7,500	(10,500)	7,500
Net cash used by operating activities	(753,549)	(300,096)	(3,232,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,469)	(31,367)	(427,063)
Purchase of trademark	(2,690)	-	(2,690)
Purchase of mineral lease	-	(250)	(250,250)
Acquisition of reclamation bond	-	-	(37,500)
Notes receivable	-	-	27,500
Proceeds from marketable securities	-	-	48,920
Net cash used by investing activities	(18,159)	(31,617)	(641,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Costs Paid	-	-	(466,281)
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	250,000	-	2,750,000
Payment of note payable - equipment	(6,463)	-	(6,463)
Proceeds from sale of common stock	-	2,590	1,008,000
Proceeds from sale of preferred stock	-	-	958
Net cash provided by financing activities	243,537	2,590	3,886,214

NET INCREASE (DECREASE) IN CASH	(528,171)	(329,123)	12,731
CASH, BEGINNING OF PERIOD	566,549	888,434	25,647

CASH, END OF PERIOD	$38,378	$559,311	$38,378

DESERT HAWK GOLD CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			Period from
			May 1, 2009
			(Inception of
	Period Ended	Period Ended	Exploration Stage)
	March 31	March 31,	to March 31,
	2011	2010	2011
	Restated		Restated
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	$-	$-	$-
Common stock issued for reclamation bond	$-	$-	$42,802
Equipment acquired with note payable	$-	$-	$10,000
Debt discount on preferred stock	$-	$-	$-
Prepaid interest liability	$44,118	$-	$485,293
Repayment premium obligation	$58,823	$-	$647,148

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

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Provision for Taxes (continued)

Significant components of the deferred tax assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Net operating loss carryforward	$4,676,572	$3,757,092
Non-deductible accruals	131,259	131,259
	$4,807,831	$3,888,351

Deferred tax asset	1,634,663	1,322,039
Deferred tax asset valuation allowance	$(1,634,663)	$(1,322,039)

At March 31, 2011, the Company has net operating loss carry forwards of approximately $4,807,831, which expire in the years 2015 through 2031. Deferred tax assets of approximately $1,634,663 were offset by the valuation allowance, which increased by  approximately $313,000 and $115,026 during the three months ended March 31, 2011 and 2010, respectively.

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
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Accounting for Stock Options and Warrants and Stock Awards Granted to Employees and Nonemployees.  The Company accounts for stock based compensation to employees as required by ASC Topic 718 Compensation Stock Compensation of the FASB Accounting Standards Codification, and stock based compensation to nonemployees as required by ASC Topic 505-50 Equity-Based Payments to Non-Employees.  Stock awards have been valued at fair value using recent share issuance prices for cash, in arms length transactions ($0.70 per share). Options and warrants are valued using the Black-Scholes pricing model.  See Note 4.

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

NOTE 4 - STOCK PLAN (Continued)

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (Note 10).  The notes are convertible into potentially 857,143 shares of common stock, and principal and interest are due May 31, 2012, or 30 months from the date of issuance.  Interest expense on the notes was $22,500 and $22,500 for the three months ended March 31, 2011 and 2010, respectively.  Accrued interest at March 31, 2011 and December 31, 2010 was $7,500 and $0, respectively.  The holders of the notes were issued 300,000 bonus shares at a rate of one share for each $2 loaned, resulting in a debt discount of $210,000 that is being accreted over the life of the loan.  Accretion expense was $16,820 and $16,820 for the three months ended March 31, 2011 and 2010, resulting in an unamortized debt discount balance of $117,736 and $201,833 and net debt balance of $482,264 and $465,444 at March 31, 2011 and December 31, 2010, respectively.  In the event the Company fails to repay the loan or interest thereon in full on the maturity date, the Company will be required to issue an additional 300,000 shares.

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2011	December 31, 2010
Equipment	$394,839	$394,068
Furniture and fixtures	24,703	10,005
Vehicles	23,516	23,516
Less accumulated depreciation	(39,851)	(22,770)
	$403,207	$404,819

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
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 10 – DMRJ GROUP FUNDING (continued)

In connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock at $.001 par value for $958 cash (Note 3).  The Company has also recorded a discount to the loan proceeds in the amount of $669,644, which was valued based on the stock price of $.70 less the cash received for the preferred stock.  At March 31, 2011 and December 31, 2010, $356,989 and $502,233, respectively, remained as a discount which is accreted to interest expense over the life of the loans, resulting in net principal due of $2,018,775 and $1,623,531, respectively.  Accretion expense on the discount was $83,705 for the three months ended March 31, 2011.

Legal costs in the amount of $466,281 associated with this agreement have been recorded as a discount and have been amortized over the life of the related notes.  Accretion expense on the discount was $61,539 for the three months ended March 31, 2011.

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

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 11 – RESTATEMENTS

On August 2, 2011, the management of Desert Hawk Gold Corp. concluded that financing costs of $466,281 associated with the DMRJ agreement were expensed in the period they were incurred.  We believe that appropriate accounting would have been to record these costs as debt discount and amortize them over the life of the loan.

Also, on August 2, 2011, the management of Desert Hawk Gold Corp. concluded that revenues for concentrates sold were included in the period received rather than the period sold.  We believe that the appropriate accounting for this transaction would have been to recognize the revenue in the period shipped rather than when the payment was received.

Accordingly, the accompanying consolidated balance sheet and the statement of operations for the period have been retroactively adjusted as summarized below.

Effect of Correction of Financing Expense and Recognition of Revenue
For the Period Ending March 31, 2011

	03/31/11
	As Previously	12/31/10	03/31/11	03/31/11
	Reported	Adjustment	Adjustment	As Restated
ASSETS
Accounts Receivable	$21	$-	$215,000	$215,021
Total Assets	1,349,965	-	215,000	$1,564,965

LIABILITIES
Note Payable DMRJ	2,331,472	(374,236)	61,539	$2,018,775
Total Liabilities	3,415,383	(374,236)	61,539	$3,102,686

RETAINED EARNINGS/EQUITY
Accumulated Deficit during Exploration Stage	(4,792,981)	374,236	153,461	$(4,265,284)
Total Stockholders’ Equity	(2,065,418)	374,236	153,461	$(1,537,721)
Total Liabilities/Stockholders’ Equity	$1,349,965			$1,564,965

INCOME
Total Revenue	$-	-	215,000	215,000

Desert Hawk Gold Corp.
 (An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 12 - SUBSEQUENT EVENTS

On March 1, 2011, the Company entered into a contract with Asarco, LLC to process approximately 200 tons of copper concentrates with silver and gold by-product. These concentrates are processed at the Cactus Mill pilot plant. Pursuant to this contract, the Company has delivered 193 tons of concentrate by the end of June 2011 and billed  $834,408 in accordance with the revenue contract.  Both parties conduct assays to determine the value of the concentrates.  If there is a dispute, the assays undergo further analysis by an independent umpire who determines the settlement value of the concentrates.  At June 30, 2011 all of the concentrates under this contract had been delivered to the smelter and had been billed based on estimated assay results.  All proceeds are expected to be received within 90 days. The Company owes royalties to the Moeller Family Trust on revenues earned from concentrate sales pursuant to terms of a Joint Venture Agreement (Note 7).  The Company estimates approximately $77,000 in royalties will be paid in connection with this concentrate sales contract.

In addition to the above contract, the Company has generated $50,172 in tungsten sales.  Concentrates are being produced at the Cactus Mill and future sales are anticipated but are not definable at this time.  Royalties in the amount of 6% are also due on tungsten sales.

Mining severance tax will be due to the State of Utah in connection with the mineral sales, and is calculated based upon receipt of the proceeds.  At June 30, 2011 mining severance tax is accrued in the amount of $3,081.  Future receipts based on the above proceeds will generate an additional accrual of approximately $3,400 in severance tax.

In April 2011, the Company received proceeds of $204,154 pursuant to a provisional billing on a revenue contract with Asarco, LLC, as detailed above.  Both parties conducted assays to determine the value of the concentrates.  The assays are under further analysis by an independent umpire who will determine the settlement value of the concentrates.  The proceeds will be recorded as revenues until the umpire reaches a decision, which is anticipated to occur in June 2011, at which point revenue will be adjusted to actual.  The Company owes royalties to the Moeller Family Trust on revenues earned from concentrate sales pursuant to terms of a Joint Venture Agreement (Note 9).  The Company estimates approximately $21,000 in royalties will be paid in connection with this concentrate sales transaction.

On April 21, 2011, the Company entered into a Fourth Amendment to Investment Agreement with DMRJ Group(Note 10).  This amendment allows the Company to make a further request for a term loan advance under the
Investment Agreement of up to $625,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.   The advance is not deemed to be a Kiewit Advance, which means that it is not subject to the mandatory prepayment requirements under the Investment Agreement.  The Amendment also eliminates the requirement of Section 2.05(b)(i) of the Investment Agreement to require the Company to make mandatory prepayments for the Yellow Hammer advances.

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

First Quarter Highlights

During the first quarter of 2011 we shipped concentrate from our mill to the smelter in Hayden, Arizona pursuant to a contract with a customer for up to 200 tons of mineral concentrates.  The assays are currently being evaluated by an independent umpire who will determine the concentrates’ value.  This valuation will be completed in June 2011.  We estimate revenues approximating $$215,000 from this first shipment.  We are obligated to pay royalties to the Moeller Family Trust approximating $21,000 as a result of these anticipated revenues.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

During the three month period ended March 31, 2011, the Company had a net loss of $919,480 compared to a net loss of $328,647 during the three month period ended March 31, 2010.  This represents an increased net loss of $590,833 during the three month period ended March 31, 2011. The increase in net loss is attributable an increase in exploration expense and general and administrative expense, and an increase in interest and financing expense related to the Investment agreement with DMRJ.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signature Page Follows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: August 9, 2011	By:	/s/ Robert E. Jorgensen
Robert E. Jorgensen, Chief Executive Officer (Principal Executive and Financial Officer)