Form 10-K/A
period 2010-12-31
Desert Hawk Gold Corp.
filed 2011-08-12
CIK 1168081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We have revised information in the following items of this annual report:

Financial Statements.  On August 2, 2011, the Board of Directors of the Company determined that the financial statements included in the Company’s special financial report on Form 10-K for the year ended December 31, 2010, should no longer be relied upon as a result of errors identified by the Company in its consolidated financial statements for the year ended December 31, 2010.  The errors relate to the method used to record the legal costs associated with the Investment Agreement with DMRJ Group. In the prior financial statements the fees of approximately $466,000 had been recorded as an expense in the period in which they were incurred.  Upon reviewing the accounting treatment for these legal fees management determined that the appropriate accounting for the fees would have been to record these costs as debt discount and amortize them over the life of the related promissory notes.  As a result of these errors total liabilities were over-reported and total stockholders’ equity was underreported at December 31, 2010, by $374,236.  The Company has made changes in the financial statements to reflect the amortization of the legal fees.  See Note 12 to the restated financial statements included in this amended report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2010, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-K on April 14, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Desert Hawk Gold Corp.
Spokane, WA

We have audited the accompanying consolidated balance sheets of Desert Hawk Gold

Corp. (the “Company”) as of December 31, consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period of May 1, 2009 (date of entrance into the exploration stage) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and for the period of May 1, 2009 (date of entrance into the exploration stage) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
April 7, 2011, except for note 12, which is August 9, 2011

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash	$566,549	$888,434
Accounts receivable	-	12,334
Other receivable (Note 8)	21	40,000
Deposits	500	500
Prepaid expenses	41,632	-
Total Current Assets	608,702	941,268

PROPERTY AND EQUIPMENT (Note 7) , net of depreciation of $22,770 and $7,104	404,819	16,607
MINERAL PROPERTY RIGHTS (Note 10)	777,735	777,485

OTHER ASSETS
Reclamation bonds (Notes 3, 5 & 10)	80,302	80,302
TOTAL ASSETS	$1,871,558	$1,815,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$74,507	$30,681
Accrued expenses	33,115	16,149
Accrued liabilities - officer wages (Note 10)	131,259	141,259
Derivative liability (Note 10)	26,396	26,396
Accrued interest, convertible debt (Note 6)	-	10,500
Note payable - equipment (Note 7)	15,995	-
Accrued interest on note payable, net of unamortized prepaid portion of $334,868 and $0, respectively (Note 11)	106,307	-
Total Current Liabilities	387,579	224,985
LONG-TERM DEBT
Convertible debt, net of unamortized debt discount of $134,556 and $201,833 respectively (Note 6)	465,444	398,167
Accrued repayment premium on note payable, net of unamortized prepaid portion of $557,490 and $0, respectively (Note 11)	30,745	-
Note payable, net of unamortized debt discount of $876,469, and $0, respectively (Note 11)	1,623,531	-
Total Long-Term Debt	2,119,720	398,167
TOTAL LIABILITIES	2,507,299	623,152

STOCKHOLDERS' EQUITY(DEFICIT) (Note 3)
Preferred Stock, $0.001 par value,10,000,000 shares authorized 958,033 and 0 shares issued and outstanding, respectively	958	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,586,411 and 7,071,044 shares issued and outstanding, respectively	7,587	7,071
Additional paid-in capital	3,718,109	2,688,224
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(3,345,804)	(486,194)
Total Stockholders' Equity (Deficit)	(635,741)	1,192,510
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,871,558	$1,815,662

THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE AUDITED FINANCIAL STATEMENTS.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			May 1, 2009
			(Entry into
	Year Ended	Year Ended	Exploration Stage)
	December 31,	December 31,	to December 31,
	2010	2009	2010
	(restated)	(restated)	(restated)
REVENUES	$-	$-	$-

EXPENSES
Consulting	194,642	90,591	281,734
Officers and directors fees	464,267	87,181	531,449
Exploration expense	668,782	120,324	787,906
Legal and professional	203,819	74,847	276,363
General and administrative	757,096	153,170	902,196
Depreciation	15,666	7,104	22,770
Total Expenses	2,304,272	533,217	2,802,418

OPERATING LOSS	(2,304,272)	(533,217)	(2,802,418)

OTHER INCOME (EXPENSE)
Interest income	-	40,000	40,000
Other income	4,183	12,334	16,517
Gain (loss) on investment sales	(1,135)	6,721	2,540
Financing expense	(290,201)	(25,000)	(315,201)
Interest expense	(268,185)	(19,057)	(287,242)
Total Other Income (Expense)	(555,338)	14,998	(543,386)

LOSS BEFORE INCOME TAXES	(2,859,610)	(518,219)	(3,345,804)
INCOME TAXES	-	-	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,859,610)	$(518,219)	$(3,345,804)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.39)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,287,675	2,781,359

THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE AUDITED FINANCIAL STATEMENTS.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
						Accumulated	Deficit
					Additional	Deficit prior to	during	Total
	Preferred Stock		Common Stock		Paid-in	Exploration	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity (Deficit)
Balance, December 31, 2008	-	$-	1,867,348	$1,867	$931,525	$(984,566)	$-	$(51,174)
Common stock issued for cash at $0.70 per share	-	-	1,436,300	1,436	1,003,974			1,005,410
Common stock cancelled	-	-	(107,064)	(107)	(32,291)			(32,398)
Common stock issued for mineral lease at $0.70 per share	-	-	750,000	- 750	- 524,250			- 525,000
Common stock issued for reclamation contract at $0.70 per share	-	-	60,824	- 61	- 16,345			- 16,406
Common stock issued with convertible notes as financing incentive at $0.70 per share	-	-	300,000	- 300	- 209,700			- 210,000
Common stock issued for wages at $0.70 per share	-	- -	50,000	- 50	- 34,950			- 35,000
Common stock issued to acquire subsidiary	-	-	2,713,636	2,714	(229)			2,485
Net loss for the year ended								-
December 31, 2009	-	-	-	-	-	(32,025)	(486,194)	(518,219)

Balance, December 31, 2009 (restated)	-	$-	7,071,044	$7,071	$2,688,224	(1,016,591)	$(486,194)	$1,192,510
Common stock issued for cash at $0.70 per share	-	-	3,700	4	2,586			2,590
Common stock issued for services at $0.70 per share	-	-	511,667	512	357,655			358,167
Preferred stock issued as a debt discount for cash at $.001 per share	958,033	958	-	-	669,644	-	-	670,602
Net loss for the year ended
December 31, 2010	-	-	-	-	-	-	(2,859,610)	(2,859,610)

Balance, December 31, 2010 (Restated)	958,033	$958	7,586,411	$7,587	$3,718,109	$(1,016,591)	$(3,345,804)	$(635,741)

THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE AUDITED FINANCIAL STATEMENTS.

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			May 1, 2009
			(Entry into
	Year Ended	Year Ended	Exploration Stage)
	December 31,	December 31,	to December 31,
	2010	2009	2010
	(restated)	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2.859,610)	$(518,219)	$(3,345,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,666	7,104	22,770
Cancellation of common stock issued for services	-	(32,398)	-
Common stock issued for services	358,167	35,000	393,167
Accretion of debt discounts	463,785	8,167	471,952
Accrued interest income	-	(40,000)	(40,000)
(Gain) loss on sale of marketable securities	1,135	(6,721)	(2,540)
Changes in operating assets and liabilities:
(Increase) in deposits	-	(500)	(500)
(Increase) decrease in accounts receivable	12,313	(12,334)	(21)
(Increase) decrease in prepaid expenses	(41,632)	32,397	(41,632)
Increase in accounts payable	43,826	26,367	71,333
(Decrease) in accrued liabilities - officer wages	(10,000)	(31,691)	(40,691)
Increase in accrued liabilities	16,966	16,149	33,115
Increase (decrease) in accrued interest	(10,500)	10,500	-
Net cash used in operating activities	(2,009,884)	(506,179)	(2,478,851)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(387,883)	(23,711)	(411,594)
Purchase of mineral claims	(250)	(250,000)	(250,250)
Acquisition of reclamation bond	-	(37,500)	(37,500)
Notes receivable	-	40,000	27,500
Investment in marketable securities		(10,000)	-
Proceeds from marketable securities	38,865	16,721	48,920
Net cash provided by (used) in investing activities	(349,268)	(264,490)	(622,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Costs Paid	(466,281)		(466,281)
Proceeds from convertible notes payable	-	600,000	600,000
Proceeds from notes payable	2,500,000	-	2,500,000
Proceeds from sale of common stock	2,590	1,005,410	1,008,000
Proceeds from sale of preferred stock	958	-	958
Net cash provided (used) by financing activities	2,037,267	1,605,410	3,642,677
NET INCREASE (DECREASE) IN CASH	(321,885)	834,741	540,902
CASH, BEGINNING OF PERIOD	888,434	53,693	25,647
CASH, END OF PERIOD	$566,549	$888,434	$566,549
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$100,500	$-	$100,500
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$525,000	$525,000
Common stock issued as incentive with convertible notes	$	$210,000	$210,000
Common stock issued for reclamation bond	$-	$42,802	$42,802
Equipment acquired with note payable	$15,995	$-	$15,995
Debt discount on preferred stock	$669,644	$-	$669,644
Prepaid interest liability	$441,175	$-	$441,175
Repayment premium obligation	$588,325	$-	$15,995

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

Significant components of the deferred tax assets for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net operating loss carryforward	$3,757,092	$1,028,741
Non-deductible accruals	131,259	141,259
Total	$3.888.351	$1,170,000

Deferred tax asset	1,322,039	397,800
Deferred tax asset valuation allowance	(1,322,039)	(397,800)
Net deferred tax asset	$-	$-

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the Company has net operating loss carry forwards of approximately $3,888,351, which expire through 2030. Deferred tax assets of approximately $1,322,000, assuming an effective tax rate of 34%, were offset by a valuation allowance, which decreased by approximately $127,000 and $176,000 during the years ended December 31, 2010 and 2009, respectively.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (Note11).  The notes are convertible into potentially 857,143 shares of common stock, and principal and interest are due May 31, 2012, or 30 months from the date of issuance.  Interest expense on the notes was $90,000 and $11,250 for the years ended December 31, 2010 and 2009, respectively.  Accrued interest at December 31, 2009 of $10,500 was paid during 2010, and accrued interest at December 31, 2010 was $0.  The holders of the notes were issued 300,000 bonus shares at a rate of one share for each $2 loaned, resulting in a debt discount of $210,000 that is being accreted over the life of the loan.  Accretion expense was $67,278 and $8,166 for the years ended December 31, 2010 and 2009, resulting in an unamortized debt discount balance of $134,556 and $201,833 and net debt balance of $465,444 and $398,167 at December 31, 2010 and 2009, respectively.  In the event the Company fails to repay the loan or interest thereon in full on the maturity date, the Company will be required to issue an additional 300,000 shares.

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

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $22,770 and $7, 104, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

In connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock at $.001 par value for $958 cash (Note 3).  The Company has also recorded a discount to the loan proceeds in the amount of $669,644, which was valued based on the stock price of $.70 less the cash received for the preferred stock.  At December 31, 2010, $502,233 remains as a discount which is charged to interest expense over the life of the loans, resulting in net principal due of $1,997,767 before subtracting the discount of $374,236 mentioned below.  Net note payable balance is $1,623,531.  The discount is being accreted over the life of the loan, which matures July 14, 2012.  Accretion expense on the discount was $167,411 for the year ended December 31, 2010.

Legal costs in the amount of $466,281 associated with this agreement have been recorded as a debt discount and have been amortized over the life of the related notes.  Accretion expense on the discount was $92,045 for the year ended December 31, 2010.  Remaining debt discount is $374,236 at December 31, 2010.

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

NOTE 12 - RESTATEMENTS

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

DESERT HAWK GOLD CORP.
(formerly Lucky Joe Mining Company)
(An Exploration Stage Company)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the accompanying consolidated balance sheet and the statement of operations for the period described in the preceding sentences have been retroactively adjusted as summarized below.

Effect of Correction of Financing Expense and Recognition of Revenue
For the Period Ending December 31, 2010

	12/31/10
	As Previously		12/31/10
	Reported	Adjustment	As Restated
LIABILITIES
- Note Payable DMRJ	1,997,767	(374,236)	1,623,531
- Total Long Term Debt	2,385,346	(374,236)	2,011,110
- Total Liabilities	2,881,535	(374,236)	2,507,299

RETAINED EARNINGS/EQUITY
- Accumulated (Deficit) during Exploration Stage	(3,720,040)	374,236	(3,345,804)
- Total Stockholders’ Equity	(1,009,977)	374,236	(635,741)
- Total Liabilities/Stockholders’ Equity	$1,871,558		$1,871,558

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

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Desert Hawk Gold Corp.

Date: August 9, 2011	By:	/s/ Robert E. Jorgensen
Robert E. Jorgensen, CEO