Form 10-Q
period 2011-06-30
Desert Hawk Gold Corp.
filed 2011-08-15
CIK 1168081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 333-169701

Desert Hawk Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-0230997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7723 N. Morton St., Spokane, WA	99208
(Address of principal executive offices)	(Zip Code)

(509) 434-8161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2011: 7,969,411.

DESERT HAWK GOLD CORP.
Form 10-Q
June 30, 2011

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30,	December 31,
	2011	2010
	(unaudited)	(Restated-Note 9)
ASSETS
CURRENT ASSETS
Cash	$543,285	$566,549
Accounts receivable	439,519	-
Concentrate inventory	16,900	-
Prepaid expenses and other current assets	22,074	42,153
Total Current Assets	1,021,778	608,702

PROPERTY AND EQUIPMENT, net of depreciation of $55,025 and $22,770	382,524	404,819
MINERAL LEASE (Note 6)	777,735	777,735
RECLAMATION BONDS (Notes 4 and 6)	93,303	80,302

TOTAL ASSETS	$2,275,340	$1,871,558

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$90,436	$74,507
Accrued expenses	70,626	33,115
Accrued liabilities-officer wages (Note 6)	-	131,259
Derivative liability-put option (Note 5)	14,421	26,396
Derivative liability-conversion option (Note 8)	96,926	-
Interest payable	147,353	-
Convertible debt-net of discount (Note 5)	499,764	-
Note payable-equipment	-	15,995
Notes payable-net of discount, current portion (Note 8 )	829,411	1,623,531
Interest on notes payable-net of prepaid portion (Note 8)	29,625	106,307
Total Current Liabilities	1,778,562	2,011,110

LONG-TERM LIABILITIES
Convertible debt-net of discount (Note 5)	-	465,444
Accrued repayment premium on note payable-net of prepaid portion (Note 8)	39,847	30,745
Notes payable-net of discount (Note 8)	3,605,485	-
	3,645,332	496,189
TOTAL LIABILITIES	5,423,894	2,507,299

COMMITMENTS AND CONTINGENCIES (Note 6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(Restated-Note 9)
STOCKHOLDERS' EQUITY (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 100,000 shares issued and outstanding	100	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 7,969,411 and 7,586,411 shares issued and outstanding, respectively	7,969	7,587
Additional paid-in capital	4,685,727	3,718,109
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(6,826,717)	(3,345,804)
Total Stockholders' Equity (Deficit)	(3,148,554)	(635,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,275,340	$1,871,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

					Period from
					May 1, 2009
					(Inception of Exploration Stage)
	Three Months Ended		Six Months Ended		to June 30,
	June 30,	June 30,	June 30,	June 30,	2011
	2011	2010	2011	2010	(Restated-Note 9)
INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$669,580	$-	$884,580	$-	$884,580

EXPENSES
General project costs	415,850	21,445	922,728	38,029	1,226,585
Exploration expense	85,580	71,013	129,636	181,680	1,260,044
Consulting	89,670	45,002	120,670	69,320	402,404
Officers and directors fees	136,837	37,615	190,298	69,665	721,747
Legal and professional	42,955	48,994	65,496	99,460	341,859
General and administrative	38,196	22,985	107,418	45,714	363,255
Depreciation	16,542	2,120	32,255	2,481	55,025
	825,630	249,174	1,568,501	506,349	4,370,919

OPERATING LOSS	(156,050)	(249,174)	(683,921)	(506,349)	(3,486,339)

OTHER INCOME (EXPENSE)
Interest income and other income (loss)	-	(129)	15	3,833	59,072
Change in derivative liabilities	23,328	-	23,328	-	23,328
Loss on extinguishment of debt (Note 8)	(2,149,404)	-	(2,149,404)	-	(2,149,404)
Financing expense	(44,842)	-	(397,146)	(33,000)	(712,347)
Interest expense	(234,466)	(39,343)	(273,786)	(78,662)	(561,027)
	(2,405,384)	(39,472)	(2,796,993)	(107,829)	(3,340,378)

LOSS BEFORE INCOME TAXES	(2,561,434)	(288,646)	(3,480,914)	(614,178)	(6,826,717)
INCOME TAXES	-	-	-	-	-

NET LOSS	(2,561,434)	(288,646)	(3,480,914)	(614,178)	(6,826,717)

OTHER COMPREHENSIVE INCOME
Unrealized gain on available for sale securities	-	1,400	-	1,400	-

COMPREHENSIVE LOSS	$(2,561,434)	$(287,246)	$(3,480,914)	$(612,778)	$(6,826,717)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.33)	$(0.04)	$(0.45)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	7,827,960	7,074,744	7,719,002	7,074,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

			Period from
			May 1, 2009
			(Inception of
	Six Months Ended		Exploration Stage)
	June 30,	June 30,	to June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,480,914)	$(614,178)	$(6,826,717)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	32,255	2,481	55,025
Common stock issued for services	136,841	-	530,007
Accretion of debt discounts	230,217	33,639	235,888
Accretion of prepaid interest liability	61,513	-	21,513
Accretion of repayment obligation	200,250	-	200,250
Derivative liability changes	(23,328)	-	(23,328)
Loss on extinguishment of debt	2,149,404	-	2,149,404
(Gain) loss on sale of marketable securities	-	129	(2,540)
Changes in operating assets and liabilities:			-
(Increase) in deposits	-	-	(500)
(Increase) decrease in inventory	(16,900)	-	(16,900)
(Increase) decrease in accounts receivable	(439,519)	12,313	(439,519)
(Increase) decrease in prepaid expenses	20,079	(2,560)	(21,573)
Increase (decrease) in accounts payable	15,929	30,141	87,261
Increase (decrease) in accrued liabilities - officer wages	-	(2,500)	(40,691)
Increase (decrease) in accrued expenses	37,511	(8,801)	70,626
Increase (decrease) in interest payable	147,353	(3,750)	147,353
Net cash used by operating activities	(929,309)	(553,086)	(3,874,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,960)	(92,989)	(421,554)
Purchase of mineral lease	-	(250)	(250,250)
Acquisition of reclamation bond	(13,000)	-	(50,500)
Notes receivable	-	-	27,500
Proceeds from marketable securities	-	11,871	48,920
Net cash used by investing activities	(22,960)	(81,368)	(645,884)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

			Period from
			May 1, 2009
			(Inception of
	Six Months Ended		Exploration Stage)
	June 30,	June 30,	to June 30,
	2011	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	1,000,000	-	3,500,000
Payment of note payable - equipment	(15,995)	-	(15,995)
Proceeds from issuance of common stock	-	2,590	1,008,000
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	(55,000)	-	(55,000)
Net cash provided by financing activities	929,005	2,590	5,037,963

NET INCREASE (DECREASE) IN CASH	(23,264)	(631,864)	517,638
CASH, BEGINNING OF PERIOD	566,549	888,434	25,647

CASH, END OF PERIOD	$543,285	$256,570	$543,285

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	-	$525,000
Common stock issued as incentive with convertible notes	-	-	210,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment	700,000	-	700,000
Common stock issued for accrued liabilities-officer wages	131,259	-	131,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

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

The Company was originally incorporated to pursue the Mining business through the acquisition of prospective mining claims in the Wallace and Kellogg mining districts of Northern Idaho.  The Company never successfully generated any revenue, or joint ventures from any of the activities it pursued, and abandoned the mining business as a viable business model when the commodity prices cycled downward. The Company remained dormant until it recommenced its mining activities and entered the exploration stage on May 1, 2009. The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in ASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

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

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments
The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and debt.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011 and December 31, 2010. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company measures its derivative liabilities at fair value on a recurring basis using Level 2 inputs.

Mineral Exploration and Development Costs
The Company accounts for mineral exploration and development costs in accordance with ASC Topic 930 Extractive Activities.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

Mineral Properties and Leases
The Company accounts for mineral properties in accordance with ASC Topic 930 Extractive Activities-Mining.  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 5).  Mineral properties are periodically assessed for impairment of value.

Inventories
Stockpiled ore inventory represents ore that has been mined, hauled to the surface and processed through our Cactus Mill.  This inventoried stockpile is ready for shipping for further processing by an outside source.  Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method).

Revenue Recognition
As an exploration stage company, our revenue from operations is referred to as income earned during the exploration stage.  Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  At June 30, 2011, common stock equivalents outstanding are 1,249,143 and 1,958,033 shares of common stock into which the convertible debt (Note 5) and preferred stock (Note 3), respectively, can be converted.  However, the diluted earnings per share is not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through June 30, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

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

On February 15, 2011, the Company issued 25,000 shares of common stock valued at $0.70 per share or $17,500 in services.  The shares were issued to an employee under the Company’s 2008 Stock Option/Stock Issuance Plan pursuant to the terms of the employee’s employment agreement with the Company.

On May 3 and May 10, 2011, the Company issued a total of 220,000 shares of common stock valued at $0.70 per share or $154,000 in services and 138,000 shares valued at $0.70 or $96,600 to satisfy accrued expenses for prior services.  The shares were issued to non-employees under the Company’s 2008 Stock Option/Stock Issuance Plan.

Preferred Stock
In July 2010 the Company filed a Certificate of Designations with the State of Nevada to create 958,033 shares of Series A Preferred Stock.  The Series A Preferred Shares have voting rights with the common stock equal to the conversion value of the preferred shares into common shares.

In July 2010 the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group in connection with financing (see Note 8). These preferred shares are convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to certain adjustments.

In connection with the Fourth Amendment to the DMRJ Group funding (See Note 8), on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock ten times the Series A-1 Issue Price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock ten times the Series A-2 Issue Price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 preferred stock is $0.70 per share and the conversion price of the Series A-2 preferred stock is $1.00.  If the Company issues or sell shares of its common stock, or grant options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower sale or conversion price.  The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 3 - CAPITAL STOCK, Continued:

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

•
The holders of the Series A-1 and A-2 shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series A-1 or A-2 shares are convertible.  The Series A-1 and A-2 shares vote together with the holders of the common stock, except as provided by law.  In addition, the Company is prohibited from taking various actions without the separate consent of persons owning a majority of the Series A-1 and A-2 preferred shares, including:

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
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 3 - CAPITAL STOCK, Continued:

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

At June 30, 2011, 100,000 shares of Series A-2 Preferred Shares are outstanding that are convertible by the holder into 1,000,000 shares of the Company’s common stock.   These shares were issued during the quarter ended June 30, 2011 in connection with Amendment 4 of DMRJ financing (see Note 8).

NOTE 4 – MINERAL PROPERTIES

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting originally of 419 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and seven Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  In August 2010, as a result of further evaluation, the Company allowed certain of the claims and leases to lapse back to Clifton Mining.  The Company has retained 334 unpatented claims, including the unpatented mill site claim, 42 patented claims, and five Utah state mineral leases located on state trust lands.   All but four of these mining claims and leases were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.    Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  The Company intends to concentrate its exploration activities on the four patented Yellow Hammer claims, the Kiewit project consisting of seven of the unpatented Kiewit claims, and the Cactus Mill project consisting of an unpatented mill site.  Mineral extraction activities on the property will be open-pit and the Company does not anticipate conducting any underground mining activities.

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

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 4 – MINERAL PROPERTIES, Continued:

Cactus Mill Plant

Located on the Cactus Mill site are two process facilities, a 150 ton per day mill built by Woodman Mining and operated until the 1980’s.  The mill has equipment used to process copper, gold, silver, and tungsten ores from the district.  In addition there is a second facility constructed in the 1990’s for custom milling precious metals concentrates.  Equipment from both mills was used to construct a 240 ton per day pilot mill capable of recovering copper, gold, silver and tungsten ores initially extracted from the Yellow Hammer claims.  In September 2010 the Company completed its rebuild of the pilot mill and testing of the pilot plan was conducted.  Commencement of processing activities began in fourth quarter 2010.  Pursuant to the Company’s lease agreement with Clifton Mining, it has access to Cane Springs, a natural flowing spring approximately 1,000 feet above the Cactus Mill site, as well as the Cane Springs mine shaft located approximately one-quarter mile south of the Cactus Mill property.  The Company holds a permit from the Utah Division of Oil, Gas and Mining for the pilot plant which allows flotation and gravity concentration.  The Company has filed an application to amend its permit to operate the pilot mill to allow construction of a heap leach facility near the mill to process mineralized material from the Yellow Hammer claims.

The Company commenced operation of the Cactus Mill pilot plant in November 2010, processed and sold concentrates on a pilot test basis through June of 2011.  Further processing of Yellow Hammer concentrates in ongoing at this time.

Yellow Hammer Claims

The Company holds a Small Mine Permit from the Utah Division of Oil, Gas and Mining and has posted a reclamation bond of $37,500.  This permit stipulates that the Company may conduct exploration or mining operations on these claims so long as such activities are limited to an area within five acres.

Exploration Expenditures

Exploration expenditures incurred by the Company during the six months ended June 30, 2011 and 2010 were as follows:

	June 30, 2011	June 30, 2010
Assaying	$12,219	$6,816
Permitting	47,928	-
Equipment rental	-	22,216
Geological consulting fees	64,180	57,969
Maps and miscellaneous	5,309	18,917
Site development		75,762
Total Exploration Expenditures	$129,636	$181,680

NOTE 5–CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (Note 8).  The notes are convertible into potentially 857,143 shares of common stock, and principal and interest are due May 31, 2012, or 30 months from the date of issuance.  The holders of the notes were issued 300,000 bonus shares at a rate of one share for each $2 loaned, resulting in a debt discount of $210,000 that is being accreted over the life of the loan.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 5–CONVERTIBLE DEBT, Continued:

Subsequent to quarter end, on July 5, 2011 the Company entered into an agreement with the holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders were each issued 10,716 shares of stock, valued at $.70, on July 5 to convert accrued interest for the months of May and  June 2011.

In the event the Company fails to repay the loan or interest thereon in full on the maturity date, the Company will be required to issue an additional 300,000 shares of common stock.

NOTE 6 – COMMITMENTS

Mining Properties
During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, Moeller Family Trust received 250,000 shares of the Company’s restricted common stock.  If the Company does not place the Yellow Hammer property into commercial production within a three year period it will be required to make annual payments to the Trust of $50,000.  Under the terms of the Joint Venture agreement, the Company will be required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  The Company has incurred  royalty expenses of approximately $80,000 as of June 30, 2011 associated with sales of concentrate during the six months ended June 30, 2011.

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

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of between 3 months and four years and provides for base salary or fees of $120,000 per year.  The Company owes the CEO $0 and $131,259 at June 30, 2011 and December 31, 2010, respectively, to satisfy wages due under the provisions of the September 2010 agreement and prior similar agreements.  On May 3, 2011, this payable was satisfied with the issuance of 138,000 shares of stock to the CEO.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 7 – DERIVATIVE LIABILITIES

The Company currently does not use derivative instruments to manage its exposures to currency risk or interest rates. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.  The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets was as follows:

Derivative Instruments	June 30, 2011	December 31, 2010

Put option	$14,421	$26,396
Conversion option	$96,926	$-

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at June 30, 2011:

	Number of Shares	Volatility	Risk- Free Rate	Expected Life (in years)	Stock price
Put option	60,824	117.0%	.40%	.66	$.70
Conversion option	392,000	85.6%	.40%	1.14	$.70

NOTE 8 – DMRJ GROUP FUNDING

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”).   According to the original terms of the agreement, DMRJ Group has committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company were due not later than July 14, 2012.  These loan advances could only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.   Advances for operations on the Kiewit project are conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  The Company received loan advances from DMRJ Group for total principal due of $3,500,000 and $2,500,000 at June 30, 2011 and December 31, 2010, respectively.

Each principal advance amount bears interest of 15% per annum from the date of borrowing.  The Company is required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance is less than one year prior to the maturity date of the promissory note.  This prepayment of interest is nonrefundable if the Company prepays the advance or goes into default.  In addition, at the time the Company repays or prepays the advance, it is required to pay an additional amount equal to 20% of the principal and interest amount being repaid or prepaid.

In July 2010, in connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  The Company recorded a discount to the loan proceeds in the amount of $669,664, which was valued based on the stock price of $.70 less the cash received for the preferred stock.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 8 – DMRJ GROUP FUNDING, Continued:

Loan advances made for the Yellow Hammer and Kiewit projects were subject to mandatory prepayments by the Company.  Yellow Hammer advances were originally to be repaid, together with prepayment interest and any outstanding monthly interest, commencing on or before the fifth business day of the month beginning February 2011 and each month thereafter through September 2011.  Kiewit advances were to be repaid, together with prepayment interest and any outstanding monthly interest, beginning month seven after the initial advance on this project through month twelve.  However, the repayment dates have been deferred due to waivers, forbearances, and amendments to the initial Investment Agreement as stated in the following paragraphs.

Pursuant to a Security Agreement dated July 14, 2010, the Company has secured repayment of any advances made by DMRJ Group with all of its assets, including its shares of Blue Fin Capital, Inc., the Company’s wholly-owned subsidiary.

In connection with the DMRJ Group transaction, two of the Company’s convertible note holders, each of whom had loaned $300,000 to the Company on November 18, 2009, agreed to subordinate their debt to DMRJ Group.  In consideration for their agreement to subordinate their loans, the Company reduced the conversion price of the loans from $1.50 to $0.70 per share.  All other material terms of the loans remain unchanged.

On February 25, 2011, the Company entered into a Second Amendment to Investment Agreement with DMRJ Group I, LLC which amended the Investment Agreement, dated as of July 14, 2010, as amended by the First Amendment and Waiver dated as of November 8, 2010.  The Second Amendment allowed the Company to receive a term loan advance of up to $125,000.  This advance was made without satisfying the provisions requiring the Company to meet certain milestones in connection with its Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance is not deemed to be a Kiewit Advance, which means that it was not subject to the mandatory prepayment requirements under the Investment Agreement.

On March 6, 2011, the Company entered into a Forbearance Agreement with DMRJ Group pursuant to which DMRJ Group agreed to forbear until April 6, 2011, from exercising its rights and remedies with respect to an event of default by virtue of the Company’s failure to make a mandatory prepayment as required under the Investment Agreement.  The Company failed to make the mandatory prepayment to DMRJ Group on March 7, 2011, as required in the Investment Agreement.  Pursuant to the Forbearance Agreement if the Company cured this prepayment default on or prior to April 6, 2011; no default interest will be due with respect to the period between the date of the prepayment default and April 6, 2011.

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

The Company failed to make its mandatory prepayment of $1,011,616 to DMRJ Group on April 7, 2011, as required pursuant to the Investment Agreement with DMRJ Group, and thus entered into a Fourth Amendment.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 8 – DMRJ GROUP FUNDING, Continued:

On April 21, 2011, the Company entered into a Fourth Amendment to Investment Agreement with DMRJ Group.  This amendment allows the Company to make a further request for a term loan advance under the Investment Agreement of up to $625,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.   The advance is not deemed to be a Kiewit Advance, which means that it is not subject to the mandatory prepayment requirements under the Investment Agreement.  The Amendment also eliminates the requirement of the Investment Agreement to make mandatory prepayments for the Yellow Hammer advances.

The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the Fourth Amendment.    ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company has concluded that the amendment constituted a substantial modification. During the quarter ended June 30, 2011, the Company recognized a loss on extinguishment of the DMRJ note of $2,149,404 representing the difference between the fair value of the amended note, including consideration and fees, and the carrying value of the original note, including related unamortized discount.

A summary of DMRJ Group-related amounts as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

Yellow Hammer Advances	$2,500,000	$2,500,000
20% accrued repayment obligation	588,235	588,235
15% accrued prepaid interest obligation	441,176	441,175
	3,529,410	3,529,410
Term Loan Advance Principal	1,000,000
20% accrued repayment obligation	235,294
15% accrued prepaid interest obligation	176,471	0
	1,411,765	3,529,410
Total	4,941,175
Less related discounts and unamortized balances	436,807	1,768,827
Carrying Value	$4,504,368	$1,760,583

Of these amounts, $1,005,882 ($859,036 net of discount) is due on June 30, 2012 and the remaining amount is due during the second half of the fiscal year ending December 31, 2012.

The Fourth Amendment contained provisions for DMRJ Group to elect to convert the outstanding payable balances to shares of Series A-1 preferred stock (for the Yellow Hammer Advances) and Series A-2 Preferred Stock (for the Term Loan Advances).  See description of the Preferred Stock in Note 3.

Desert Hawk Gold Corp.
(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010

NOTE 8 – DMRJ GROUP FUNDING, Continued:

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.    The conversion rate of the Preferred Stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated with the amended agreement with an offset to the carrying value of the debt. The assumptions used in the Black-Scholes option pricing model at May 3, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 96.8%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years.   The conversion option liability is adjusted to its fair value at the end of each reporting period with the change in fair value recognized in net loss.

Also in connection with entering this Fourth Amendment the Company issued 100,000 shares of Series A-2 Preferred Stock valued at $700,000 to DMRJ Group.   The value was determined by calculating the number of common shares into which the Series A-2 preferred shares are convertible (1,000,000 common shares) times the current fair value for shares of common stock ($0.70).  The Company recognized the amount in the loss on extinguishment of debt related to the Fourth Amendment.

In the event the Company completes an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require the Company to pay 25% of the proceeds over $3,000,000 to satisfy our indebtedness to them.

NOTE 9- RESTATEMENT

On August 2, 2011, management of the Company concluded that the financial statements for the year ended December 31, 2010, contained an error relating to the recording of financing-related expenses incurred during 2010.   Financing expenses in the amount of $466,281 were expensed in total during the year ended December 31, 2010.   Management subsequently determined that the financing expenses should have been recorded as a discount to the associated note payable and amortized over the term of the related note.  As a result, the previously issued financial statements for the year ended December 31, 2010 have been restated to reflect the appropriate accounting.   The effect on the previously issued 2010 financial statement is summarized as follows:

			As
	As	Correcting	Restated at
	Initially Reported	Entries	December 31, 2010
Total Assets	$1,871,558	$-	$1,871,558
Current Liabilities	$2,385,346	$(374,236)	$2,011,110
Long Term Liabilities	496,189	-	496,189
Equity	(1,009,977)	374,236	(635,741)
Total Liabilities and Shareholder’s Equity	$1,871,558	$-	$1,871,558

For the year ended December 31, 2010
Operating Loss	$(2,304,272)	$-	$(2,304,272)
Other Income (Expense)	(929,574)	374,236	(555,338)
Net Loss	$(3,233,846)	$374,236	$(2,859,610)

Basic and Diluted Loss Per Share	$(0.44)	$0.05	$(0.39)

NOTE 10 – SUBSEQUENT EVENTS

In June 2011 the Company commenced a non-public offering of up to 4,000,000 shares of common stock at $1.15 per share.  The offering is scheduled to terminate not later than September 30, 2011.  No shares were sold prior to June 30, 2011.   As of August 5, 2011, the Company had raised $50,025 in gross proceeds from the offering and had issued 43,500 shares.

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

Overview

We are a mineral exploration company with proposed projects located in the Gold Hill Mining District in Tooele County, Utah.  We are currently focused on extracting mineralized material from the Yellow Hammer claims for processing at the Cactus Mill pilot plant, and completing the permitting process for our Kiewit claims and construction of a heap leach facility near these claims.  We are also in the process of seeking an amendment to our current mill site permit to allow us to construct and operate a heap leach facility near the pilot mill.  Concentrates from our mill site are processed at a smelter in Hayden, Arizona to extract any copper, gold, and silver from the mineralized material.  In addition, tungsten concentrates are processed at a refinery in Buffalo, NY.

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

We have entered into an agreement with DMRJ Group, LLC through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses.  Historically, we have incurred net losses for the years ended December 31, 2010 and 2009, and have also incurred losses for the six months ended June 30, 2011.  If we are unable to generate sufficient cash flow from the extraction and processing of mineralized material from our claims, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

Second Quarter Highlights

During the first and second quarters of 2011 we shipped concentrate from our mill to the smelter in Hayden, Arizona, pursuant to a contract with a customer for up to 200 tons of mineral concentrates.  The assays are currently being evaluated by an independent umpire who will determine the concentrates’ value.  This valuation will be completed in third quarter 2011.  Revenues from the shipments are recognized at the point that concentrates are shipped.  We estimate revenues approximating $835,000 from this contract. We are obligated to pay royalties to the Moeller Family Trust approximating $80,000 as a result of these anticipated revenues.

We also shipped tungsten concentrate to a refinery in Buffalo, New York during second quarter 2011.  Revenue from this first shipment was approximately $50,000, with royalties paid to the Moeller Family Trust in the amount of approximately $3,000.  Tungsten shipments will be ongoing during 2011 as concentrate is processed from our tailings.

On May 3, 2011, we entered into a Fourth Amendment to the Investment Agreement which restructures the repayment schedule of the prior loan advances to us. The Fourth Amendment allowed us to make a further request for a term loan advance under the Investment Agreement of up to $735,295, including $110,295 of prepaid interest, and any remaining amounts previously permitted under the Third Amendment, without satisfying the provisions requiring us to meet certain milestones in connection with our Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  Term loan advances under the terms of the Fourth Amendment, repayment of this and all prior advances are now due in three payments due on June 30, 2012, September 30, 2012, and December 31, 2012.  And in the event we complete an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require us to pay 25% of the proceeds over $3,000,000 to satisfy our indebtedness to them.  We also created a Series A-1 and a Series A-2 Preferred Stocks which are convertible into our common stock.  The Yellow Hammer loans may be converted by the investor, from time to time, to Series A-1 Preferred Stock, and the April Term Loan advances may be converted by the investor, from time to time, to Series A-2 Preferred Stock.  We also issued 100,000 shares of the Series A-2 Preferred Stock to DMRJ Group for entering into the Fourth Amendment.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

During the six month period ended June 30, 2011, the Company had a net loss of $3,480,914 compared to a net loss of $614,178 during the six month period ended June 30, 2010.  This represents an increased net loss of $2,866,736 during the six month period ended June 30, 2011.

On March 1, 2011, the Company entered into a contract with Asarco, LLC to process approximately 200 tons of copper concentrates with silver and gold by-product. These concentrates are processed at the Cactus Mill pilot plant.  Pursuant to this contract, the Company has delivered 193 tons of concentrate by the end of June 2011 and has billed $834,408 in accordance with the revenue contract. Both parties conduct assays to determine the value of the concentrates.  If there is a dispute, the assays undergo further analysis by an independent umpire who determines the settlement value of the concentrates.  At June 30, 2011, all of the concentrates under this contract had been delivered to the smelter and had been billed based on estimated assay results.  Final results and all proceeds are expected to be received within 90 days. The Company owes royalties to the Moeller Family Trust on revenues earned from concentrate sales pursuant to terms of a Joint Venture Agreement.  The Company estimates approximately $80,000 in royalties will be paid in connection with this concentrate sales contract.

In addition to the above contract, the Company has generated $50,172 in tungsten sales.  Concentrates are being produced at the Cactus Mill and future sales are anticipated but are not definable at this time.  Royalties in the amount of 6% are also due on tungsten sales.

Mining severance tax will be due to the State of Utah in connection with the mineral sales, and is calculated based upon receipt of the proceeds.  At June 30, 2011, mining severance tax is accrued in the amount of $3,081.  Future receipts based on the above proceeds will generate an additional accrual of approximately $3,400 in severance tax.

The increase in net loss is attributable to increases in exploration expense and general and administrative expense, and an increase in interest and financing expense related to the extinguishment of debt in regards to the investment agreement with DMRJ.

Total operating expenses increased to $1,568,501 during the six month period ended June 30, 2011, from $506,349 for the comparable period ended June 30, 2010.  The increase is primarily attributable to increased project costs including concentrate processing costs, and increased general and administrative expense over the respective six month period ended June 30, 2010.

Liquidity and Cash Flow

Net cash used by operating activities was $929,309 during the six month period ended June 30, 2011, compared with $553,086 during the six month period ended June 30, 2010.  The increase in the amount of cash used by operating activities is primarily attributable to the increase in accretion of debt discount and other repayment obligations related to the DMRJ Investment Agreement, to the loss on extinguishment of debt and to the increase in accounts receivable in relation to concentrate sales during the six months ended June 30, 2011.

Net cash used by investing activities was $22,960 during the six month period ended June 30, 2011, compared to $81,368 during the six month period ended June 30, 2010.  The decrease is attributable to a reduction in the purchase of fixed assets during the six month period ended June 30, 2011.

Net cash provided by financing activities was $929,005 during the six month period ended June 30, 2011, compared with $2,590 during the six month period ended June 30, 2010. The increase is a result of additional borrowings from DMRJ along with the associated debt discount during the six months ended June 30, 2011.

As a result, cash decreased by $23,264 during the six month period ended June 30, 2011, leaving the  Company with a cash balance of $543,285 as of June 30, 2011.

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

Revenue

As an exploration stage company, our revenue from operations is referred to as income earned during the exploration stage.  Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our CEO, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our auditor’s report on our 2010 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  These consolidated financial statements for the year ended December 31, 2010,were prepared on the basis that our company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.  Our ability to continue as a going concern is uncertain and dependent upon continuing to obtain the financing necessary to meet our financial commitments and to complete the exploration of our mining properties and/or realizing proceeds from the sale of mineralized material from the properties.  Our continuation as a going concern is primarily dependent upon the continued financing from DMRJ Group under the Investment Agreement and the attainment of profitable operations. As of June 30, 2011, we had cash in the amount of $543,285, negative working capital of $756,784, and accumulated losses of $6,826,717 since inception of our current exploration stage.  These factors raise substantial doubt regarding our ability to continue as a going concern.  Neither our 2010 audited financial statements nor our interim unaudited financial statements for the six months ended June 30, 2011, include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If we are unable to generate sufficient revenue from the sale of mineralized material from the Yellow Hammer claims, we will likely not be able to continue our operations.

We commenced producing metals from our properties during first quarter 2011. Nevertheless, our properties are all exploration stage properties in various stages of exploration and we have no proven or probable reserves on any of these properties.The first phase of our business plan is to process mineralized material from the Yellow Hammer claims at the pilot plant and continue to sell any concentrate produced by us from the Cactus Mill pilot plant.  We have not completed any feasibility study of the Yellow Hammer claims and there are no known or established commercially minable deposits for extraction on these claims and no known mineral deposit which could be economically extracted.  If the mineralized material from the Yellow Hammer claims fails to produce concentrate that can be sold at a profit for a sufficient period to repay our outstanding debt to DMRJ Group and others, it is unlikely that we would be able to continue any operations or explore our other mining properties and it is probable that our proposed business would fail.

We have a history of losses and are dependent upon revenue from our planned operations through our Cactus Mill pilot plant to continue our proposed operations.

In the fiscal year ended December 31, 2010, we had net losses of $2,859,610.  For the six months ended June 30, 2011, we had net losses of $3,480,914.  Since the commencement of our exploration stage on May 1, 2009, we have experienced accumulated losses of $6,826,717. We have commenced commercial production only on our Yellow Hammer claims. We have limited revenues from operations and anticipate we will have no significant operating revenues until we commence mineralized material processing operations on more of our properties.  All of our properties are in the exploration stage, and we have no known mineral reserves on our properties.  Even if we generate revenue from mineralized material on the other claims, we may not achieve or sustain profitability in the future.  If we do not begin to generate revenues before our current cash resources expire, we will either have to suspend or cease operations.

Although we have commenced the processing of mineralized material from the Yellow Hammer claims, we do not have any proven or probable reserves on this site.  As a result we may not be able to locate mineral deposits or reserves on this site which could be economically and legally extracted or produced.

Our first phase of proposed operations includes processing mineralized material from our Yellow Hammer claims at our pilot plant on our Cactus Hill property.  Nevertheless, we have not identified any proven or probable reserves on these claims which make these extraction operations on them very speculative.  If we are not able to continue to locate mineralized material which can be economically extracted and produced, the funds we spend on these claims may be lost, which could have a material negative impact on our ability to continue operations.

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

We cannot predict the effect of these factors on metal prices.  In particular, gold and copper prices have fluctuated during the last several years. The price of copper (London Fix) has ranged from approximately $2.78 to approximately $4.41 per ounce during 2010 to close on December 31, 2010 at approximately $4.41 per ounce. During the first six months of 2011, the price has ranged from approximately $4.15 to $4.46 per ounce to close on june 27, 2011 at approximately $4.45.  The price of gold (London Fix) has ranged from  from $1,052 to $1,426 per ounce during 2010 to close on December 31, 2010 at $1,410 per ounce.  During the first six months of 2011, the price of gold has ranged from approximately $1,316 to $1,552 per ounce to close at approximately $1,552 per ounce on June 27, 2011.  A decrease in the market price of copper, gold and other metals could affect the commercial viability of our properties and our anticipated exploration of such properties in the future. Lower copper or gold prices could also adversely affect our ability to finance exploration of our properties.

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

In addition to the current reclamation bonds posted by us, we will likely have additional reclamation requirements associated with our Large Mining Operations Permit for which we have applied for the Kiewit claims.  Reclamation requirements by governmental authorities are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance.Reclamation may include requirements to control dispersion of potentially deleterious effluents andreasonably re-establish pre-disturbance land forms and vegetation.In order to carry out reclamation obligations imposed on us in connection with our potential exploration activities, we must allocate financial resources that might otherwise be spent on further exploration programs. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

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

Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations or other conditions are often encountered.  We may become subject to liability for pollution or hazards against which we cannot insure or against which we cannot maintain insurance at commercially reasonable premiums. Any significant claim would have a material adverse effect on our financial position and prospects.   We are not currently covered by any form of environmental liability insurance, since insurance against such risks, including liability for pollution, is prohibitively expensive.  We may have to suspend operations or take interim cost compliance measures if weare unable to fully fund the cost of remedying an environmental problem, if any of these uninsured events were to occur.

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

We have authorized 10,000,000 shares of Series A Preferred Stock, 958,033 shares are issued and outstanding, which are currently convertible into a like number of common shares.  We also have authorized 2,500,000 shares of Series A-1 Preferred Stock and 1,000,000 shares of Series A-2 Preferred Stock.  The Series A-1 Preferred Stock, none of which are outstanding, would be convertible into 25,000,000 common shares.  The Series A-2 Preferred Stock, 100,000 shares of which are issued and outstanding, would be convertible into 10,000,000 common shares.  The conversion of all or a significant amount of these preferred shares could have a material negative impact on the market price for our common stock if a public market for the stock is established in the future.

We have not paid, and do not intend to pay, dividends on our common shares and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock.

We have not paid any cash dividends since inception.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  In addition, provisions in our Investment Agreement with DMRJ Group restrict our ability to declare and pay dividends on common stock as long as we have outstanding obligations to DMRJ Group.  Nevertheless, if our common stock is not quoted on the OTC Bulletin Board or listed on a senior exchange on or before July 13, 2011, and during any period we fail to maintain a quotation or listing for our common stock, the holders of the Series A Preferred Stock shares are entitled to quarterly dividends equal to 10% of our consolidated net income for each quarter commencing with the quarter beginning July 1, 2011.  In addition they are entitled to dividends or distributions made to the holders of our common stock to the same extent as if such holders of the Series A shares had converted their preferred shares into common stock.As a result, our common stock investors will not be able to benefit from owning our common stock unless a market for our common stock develops in the future and the market price of our common stock becomes greater than the price paid for the stock by these investors.

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

Rule 144, as recently amended, does not permit reliance upon this rule for the resale of shares sold after the issuer first became a shell company, until the issuer meets certain requirements, including cessation as a shell company, the filing of a registration statement, and the filing for a period of one year periodic reports required under the Exchange Act.  Our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on January 26, 2011.  We have since filed a special report on Form 10-K to include our audited financial statements for the year ended December 31, 2010, and our first two quarter reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.  If we fail to continue to file our periodic reports with the Commission, our shareholders who acquire stock after 1995 may not be permitted to rely on Rule 144 for the resale of their shares.

Item 6.Exhibits

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

Desert Hawk Gold Corp.

Date: August 11, 2011	By	/s/ Robert E. Jorgensen
Robert E. Jorgensen, Chief Executive Officer
(Principal Executive and Financial Officer)