Form 10-Q
period 2011-09-30
Desert Hawk Gold Corp.
filed 2011-11-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2011: 8,310,533.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2011

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.  Controls and Procedures

20

PART II – OTHER INFORMATION

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 6.  Exhibits

21

SIGNATURES

22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Hawk Gold Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(Restated Note 9)
ASSETS
CURRENT ASSETS
Cash	$699,167	$566,549
Concentrate inventory	49,738	-
Prepaid expenses and other current assets	38,589	42,153
Total Current Assets	787,494	608,702

PROPERTY AND EQUIPMENT, net of depreciation of $72,752 and $22,770	394,164	404,819
MINERAL PROPERTIES AND LEASES (Note 6)	827,580	777,735
RECLAMATION BONDS (Notes 4 and 6)	143,303	80,302

TOTAL ASSETS	$2,152,541	$1,871,558

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$47,856	$74,507
Accrued expenses	21,980	33,115
Accrued liabilities-officer wages (Note 6)	-	131,259
Derivative liability-put option (Notes 6 and 7)	24,938	26,396
Derivative liability-conversion option (Notes 7 and 8)	213,587	-
Interest payable	264,706	-
Convertible debt-net of discount (Note 5)	517,264	-
Note payable-equipment	-	15,995
Notes payable-net of discount, current portion (Note 8 )	3,620,220	1,623,531
Interest on notes payable-net of prepaid portion (Note 8)	64,891	106,307
Total Current Liabilities	4,775,442	2,011,110

LONG-TERM DEBT

Convertible debt-net of discount (Note 5)	-	465,444
Accrued repayment premium on note payable-net of prepaid portion (Note 8)	86,828	30,745
Notes payable-net of discount (Note 8)	835,403	-

TOTAL LIABILITIES	5,697,673	2,507,299

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 100,000 shares issued and outstanding	100	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,297,876 and 7,586,411 shares issued and outstanding, respectively	8,298	7,587
Additional paid-in capital	5,039,024	3,718,109
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(7,576,921)	(3,345,804)
Total Stockholders' Equity (Deficit)	(3,545,132)	(635,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,152,541	$1,871,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Desert Hawk Gold Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations (Unaudited)

					Period from
					May 1, 2009
					(Inception of
	Three Months Ended		Nine Months Ended		Exploration Stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2011	2010	2011	2010	2011
		(Restated Note 9)		(Restated Note 9)
INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$18,442	$-	$903,022	$-	$903,022

EXPENSES
General project costs	124,570	-	1,047,299	-	1,351,155
Exploration expense	74,999	274,227	204,635	374,278	1,335,043
Consulting	30,000	89,716	150,670	159,036	432,404
Officers and directors fees	59,188	332,295	249,486	401,960	780,935
Legal and professional	10,423	81,355	75,919	180,815	352,282
General and administrative	50,599	306,695	156,650	472,067	412,489
Depreciation	16,360	7,658	49,982	10,139	72,752
	366,139	1,091,946	1,934,641	1,598,295	4,737,060

OPERATING LOSS	(347,697)	(1,091,946)	(1,031,619)	(1,598,295)	(3,834,038)

OTHER INCOME (EXPENSE)
Interest income and other income (loss)	-	-	14	3,833	59,072
Change in fair value of derivatives	(127,178)	-	(103,850)	-	(103,850)
Loss on extinguishment of debt (Note 8)	-	-	(2,149,404)	-	(2,149,404)
Gain (loss) on sale of investment	-	(181)	-	(181)	-
Financing expense	(67,708)	(54,434)	(464,853)	(87,434)	(780,055)
Interest expense	(207,619)	(392,307)	(481,405)	(470,969)	(768,646)
	(402,505)	(446,922)	(3,199,498)	(554,751)	(3,742,883)

LOSS BEFORE INCOME TAXES	(750,202)	(1,538,868)	(4,231,117)	(2,153,046)	(7,576,921)
INCOME TAXES	-	-	-	-	-

NET LOSS	(750,202)	(1,538,868)	(4,231,117)	(2,153,046)	(7,576,921)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on available for sale securities	-	(1,910)	-	(510)	-

COMPREHENSIVE LOSS	$(750,202)	$(1,540,778)	$(4,231,117)	$(2,153,556)	$(7,576,921)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.21)	$(0.54)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,086,844	7,409,690	7,842,963	7,188,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Desert Hawk Gold Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Period from
			May 1, 2009
			(Inception of
	Nine Months Ended		Exploration Stage)
	September 30,	September 30,	to September 30,
	2011	2010	2011
		(Restated Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,231,117)	$(2,153,046)	$(7,576,921)
Adjustments to reconcile net loss to net cash used by operating activities:			-
Depreciation	49,982	10,139	72,752
Common stock issued for services	136,842	358,167	530,009
Common stock issued for interest expense	37,500		37,500
Accretion of debt discounts	268,444	(194,683)	740,396
Accretion of prepaid interest liability	96,779	-	56,778
Accretion of repayment obligation	247,231	-	247,231
Change in fair value of derivatives	103,850	-	103,850
Loss on extinguishment of debt	2,149,404	-	2,149,404
(Gain) on sale of marketable securities	-	310	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in concentrate inventory	(49,738)	-	(49,738)
(Increase) decrease in accounts receivable	-	12,313	-
(Increase) decrease in prepaid expenses and current assets	3,564	(21,117)	(38,589)
Increase (decrease) in accounts payable	(26,651)	103,114	44,682
Increase (decrease) in accrued liabilities - officer wages	-	(10,000)	(40,691)
Increase (decrease) in accrued expenses	(11,135)	(14,770)	21,980
Increase (decrease) in interest payable	264,706	(10,500)	264,706
Net cash used by operating activities	(960,339)	(1,920,073)	(3,439,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,327)	(357,949)	(450,921)
Payments on mineral leases	(49,845)	(250)	(300,095)
Acquisition of reclamation bonds	(63,001)	-	(100,501)
Notes receivable	-	-	27,500
Proceeds from marketable securities	-	19,290	48,920
Net cash used by investing activities	(152,173)	(338,909)	(775,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	1,000,000	1,776,700	3,500,000
Payment of note payable - equipment	(15,995)	-	(15,995)
Proceeds from issuance of common stock	316,125	2,590	1,324,125
Proceeds from issuance of preferred stock	-	958	958
Financing fees paid	(55,000)	-	(521,281)
Net cash provided by financing activities	1,245,130	1,780,248	4,887,807

NET INCREASE (DECREASE) IN CASH	132,618	(478,734)	673,520
CASH, BEGINNING OF PERIOD	566,549	888,434	25,647

CASH, END OF PERIOD	$699,167	$409,700	$699,167

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	210,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment	700,000	-	700,000
Common stock issued for accrued liabilities-officer wages	131,259	-	131,259
Debt discount on preferred stock	-	669,644	-
Stock received in satisfaction of note receivable	-	40,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Desert Hawk Gold Corp.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company.  On July 17, 2008 the Company merged with its wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada.  Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation, each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada). On April 3, 2009, the Company filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp.

The Company was originally incorporated to pursue the mining business through the acquisition of prospective mining claims in the Wallace and Kellogg mining districts of Northern Idaho.  The Company never successfully generated any revenue or joint ventures from any of the activities it pursued and abandoned the mining business as a viable business model when the commodity prices cycled downward. The Company remained dormant until it recommenced its mining activities and entered the exploration stage on May 1, 2009. The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in ASC 915-10-05 and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

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

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50 include cash, receivables, accounts payable and debt.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2011, and December 31, 2010.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Desert Hawk Gold Corp.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

Mineral Exploration and Development Costs

The Company accounts for mineral exploration and development costs in accordance with ASC Topic 930 Extractive Activities - Mining.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

Mineral Properties and Leases

The Company accounts for mineral properties in accordance with ASC Topic 930 Extractive Activities-Mining.  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 4).  Mineral properties are periodically assessed for impairment of value.

Inventories

Concentrate inventory of mineralized material represents mineralized material that has been mined, hauled to the surface and processed through our Cactus Mill.  This inventoried stockpile is ready for shipping for further processing by an outside source.  Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method).

Revenue Recognition

As an exploration stage company, the Company’s revenue from operations is referred to as income earned during the exploration stage. Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  At September 30, 2011, common stock equivalents outstanding are 1,563,843 and 1,958,033 shares of common stock into which the convertible debt (Note 5) and preferred stock (Note 3), respectively, can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through September 30, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company will need significant funding to continue operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships.  Management intends to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

An equity financing in the form of a 506 offering was initiated during third quarter 2011.  At September 30, 2011, $316,125 had been raised through sales of 274,891 shares of common stock.  This 506 offering is expected to continue until January 31, 2012 or until 4,000,000 shares of common stock have been sold.  The shares offered and sold in this non-public equity financing have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

At September 30, 2011, 100,000 shares of Series A-2 Preferred Shares are outstanding that are convertible by the holder into 1,000,000 shares of the Company’s common stock.   These shares were issued during the quarter ended June 30, 2011, in connection with the Fourth Amendment of the DMRJ Group financing arrangement (see Note 8).

NOTE 4 – MINERAL PROPERTIES AND LEASES

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

Kiewit Gold Project

The Company, through its lease agreement with Clifton Mining, has purchased all data, core samples and related reports from Dumont Nickel Inc. (which in 2010 changed its name to DNI Metals Inc. and was the former owner of the leases)  associated with the aforementioned properties.  In addition, the Company has access to all data and related information available and held by Clifton Mining. Desert Hawk has made application for a Large Mining Operations Permit to construct a heap leach facility and commence exploration activities on these claims.

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

The Company commenced operation of the Cactus Mill pilot plant in November 2010, processed and sold concentrates on a pilot test basis through June of 2011.  Further processing of Yellow Hammer tailings to recover additional tungsten is ongoing at this time.

Yellow Hammer Claims

The Company holds a Small Mine Permit from the Utah Division of Oil, Gas and Mining and has posted reclamation bonds totaling $60,800.  This permit stipulates that the Company may conduct exploration or mining operations on these claims so long as such activities are limited to an area within nine acres.

Exploration Expenditures

Exploration expenditures incurred by the Company during the nine months ended September 30, 2011 and 2010 were as follows:

	Sept. 30, 2011	Sept. 30, 2010
Assaying	$15,609	$9,260
Permitting	98,485	-
Equipment rental	-	116,192
Geological consulting fees	84,759	168,794
Maps and miscellaneous	5,782	17,588
Site development	-	62,444
Total Exploration Expenditures	$204,635	$374,278

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

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders have been issued 26,787 shares of stock each, valued at $.70, to convert accrued interest for the months of May through September 2011.

In the event the Company fails to repay the loan or interest thereon in full on the maturity date, the Company will be required to issue an additional 300,000 shares of common stock.

NOTE 6 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, Moeller Family Trust received 250,000 shares of the Company’s restricted common stock.  If the Company does not place the Yellow Hammer property into commercial production within a three year period it will be required to make annual payments to the Trust of $50,000.  Under the terms of the Joint Venture agreement, the Company will be required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  The Company has incurred royalty expense of approximately $86,000 as of September 30, 2011 associated with sales of concentrate during the nine months ended September 30, 2011.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the leasing of their property interests in the Gold Hill Mining District of Utah. Under the terms of the Joint Venture agreement, the Company will be required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company will also be required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposit into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.

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

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  The Company owed $131,259 to the CEO at December 31, 2010 for amounts due under the provisions of the September 2010 agreement and prior similar agreements.  On May 3, 2011, this payable was satisfied with the issuance of 138,000 shares of stock to the CEO.

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

Derivative Instruments	September 30, 2011	December 31, 2010

Put option	$24,938	$26,396
Conversion option	$213,587	$-

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at September 30, 2011:

	Number of Shares	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Put option	60,824	70.21%	.06%	.42	$1.15
Conversion option	406,700	70.21%	.13%	.88	$1.15

NOTE 8 – DMRJ GROUP FUNDING

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”). According to the original terms of the agreement, DMRJ Group has committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company were due not later than July 14, 2012. These loan advances could only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.   Advances for operations on the Kiewit project are conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  The Company received loan advances from DMRJ Group for total principal due of $3,500,000 and $2,500,000 at September 30, 2011 and December 31, 2010, respectively.

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

On February 25, 2011, the Company entered into a Second Amendment to Investment Agreement with DMRJ Group which amended the Investment Agreement, dated as of July 14, 2010, as amended by the First Amendment and Waiver dated as of November 8, 2010. The Second Amendment allowed the Company to receive a term loan advance of up to $125,000.  This advance was made without satisfying the provisions requiring the Company to meet certain milestones in connection with its Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance is not deemed to be a Kiewit Advance, which means that it was not subject to the mandatory prepayment requirements under the Investment Agreement.

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

Desert Hawk Gold Corp.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

A summary of DMRJ Group-related amounts as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Yellow Hammer Advances	$2,500,000	$2,500,000
20% accrued repayment obligation	588,235	588,235
15% accrued prepaid interest obligation	441,177	441,175
	3,529,412	3,529,410
Term Loan Advance Principal	1,000,000
20% accrued repayment obligation	235,294
15% accrued prepaid interest obligation	176,470	0
	1,411,764	3,529,410
Total	4,941,176
Less related discounts and unamortized balances	333,834	1,768,827
Carrying Value	$4,607,342	$1,760,583

Of these amounts, $3,620,220 ($3,608,614 net of discount) is due on September 30, 2012, and the remaining amount is due December 31, 2012.

The Fourth Amendment contained provisions for DMRJ Group to elect to convert the outstanding payable balances to shares of Series A-1 preferred stock (for the Yellow Hammer Advances) and Series A-2 Preferred Stock (for the Term Loan Advances). See description of the Preferred Stock in Note 3.

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.    The conversion rate of the Preferred Stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated with the amended agreement with an offset to the carrying value of the debt. The assumptions used in the Black-Scholes option pricing model at May 3, 2011, are as follows: (1) dividend yield of 0%; (2) expected volatility of 96.8%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years.   The conversion option liability is adjusted to its fair value at the end of each reporting period with the change in fair value recognized in net loss.  The conversion option liability at September 30, 2011 is recorded at $213,587 (Note 7).

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

NOTE 9- RESTATEMENT

On August 2, 2011, management of the Company concluded that the financial statements for the year ended December 31, 2010, contained an error relating to the recording of financing-related expenses incurred during 2010.   Financing expenses in the amount of $466,281 were expensed in total during the year ended December 31, 2010.   Management subsequently determined that the financing expenses should have been recorded as a discount to the associated note payable and amortized over the term of the related note.  As a result, the previously issued financial statements for the year ended December 31, 2010 have been restated to reflect the appropriate accounting.  Of the $466,281 adjustment at December 31, 2011, financing costs of $416,281 and related debt discount of $87,434 are attributable to the three and nine month periods ending September 30, 2010.  This adjustment at September 30, 2010, results in a net reduction in loss of $328,847, reducing the net loss for the three and nine month periods to $1,535,868 and $2,153,046, respectively.

Desert Hawk Gold Corp.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

The effect on the previously issued financial statements for the year ended December 31, 2010, is summarized as follows:

	As
	Initially Reported		As Restated at
	December 31, 2010	Correcting Entries	December 31, 2010

Total Assets	$1,871,558	$-	$1,871,558
Current Liabilities	$2,385,346	$(374,236)	$2,011,110
Long Term Liabilities	496,189	-	496,189
Equity	(1,009,977)	374,236	(635,741)
Total Liabilities and Shareholder’s Equity	$1,871,558	$-	$1,871,558

For the year ended December 31, 2010
Operating Loss	$(2,304,272)	$-	$(2,304,272)
Other Income (Expense)	(929,574)	374,236	(555,338)
Net Loss	$(3,233,846)	$374,236	$(2,859,610)

Basic and Diluted Loss Per Share	$(0.44)	$0.05	$(0.39)

NOTE 10 – SUBSEQUENT EVENTS

In June 2011 the Company commenced a non-public offering of up to 4,000,000 shares of common stock at $1.15 per share.  The offering is scheduled to terminate on or before January 31, 2012.  No shares were sold prior to June 30, 2011.  As of September 30, 2011, the Company had raised $316,125 in gross proceeds from the offering and had issued 274,891 shares. During the month of October 2011, an additional 12,657 shares were issued providing $14,566 in gross proceeds.  The shares offered and sold in this non-public equity financing have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

[THIS SPACE INTENTIONALLY LEFT BLANK]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

a decline in metal prices;

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

Overview

We are a mineral exploration company with proposed projects located in the Gold Hill Mining District in Tooele County, Utah.  We are currently focused on extracting mineralized material from the Yellow Hammer claims for processing at the Cactus Mill pilot plant, and completing the permitting process for our Kiewit claims and construction of a heap leach facility near these claims.  Concentrates from our mill site have been processed at a smelter in Hayden, Arizona to extract any copper, gold, and silver from the mineralized material.  In addition, tungsten concentrates are processed at a refinery in Buffalo, NY.

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

We have entered into an agreement with DMRJ Group, LLC through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses, of which we have $3,000,000 remaining available to us upon reaching certain milestones.  Historically, we have incurred net losses for the years ended December 31, 2010 and 2009, and have also incurred losses for the nine months ended September 30, 2011.  If we are unable to generate sufficient cash flow from the extraction and processing of mineralized material from our claims, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

Third Quarter Highlights

An NI 43-101 report titled Independent Technical Report and Resource Estimate for the Desert Hawk Kiewit Project in Gold Hill Utah (the “NI 43-101 Report”) prepared by a Qualified Person under Canadian National Instrument 43-101 Standards of Disclosure for Minerals Projects was completed during the third quarter of 2011.  A National Instrument 43-101 is a mineral resource classification scheme used for the public disclosure of information relating to mineral properties in Canada and is a strict guideline for disclosing scientific and technical information about mineral projects.  This report includes estimates of resources which we are not permitted to disclose under Industry Guide 7, Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations, which governs disclosure of ore reserves by U.S. companies.  The NI 43-101 Report does not include any proven or probable reserves permitted to be disclosed pursuant to Guide 7.

The NI 43-101 Report recommends that we initiate two simultaneous programs at for the Kiewit project, including continued geological investigation and sampling of the Kiewit area both to the south and to the north and beginning background work to bring the Kiewit claims into production.  The report further recommends that general geologic investigations should be conducted at both the Kiewit area and other areas explored with past programs with systematic surface sampling and drilling on the Kiewit South, Midzone and north of Rainbow Hill to assess the low grade-bulk tonnage potential.  In addition, the report recommends that we should merge and contour the historic soil and chip sample databases for the various areas in the Clifton-Gold Hill Mining District to provide targets where additional sampling and drilling should be conducted.

During the first three quarters of 2011 we shipped concentrate from our mill to a smelter in Hayden, Arizona, pursuant to a contract with a customer for up to 200 tons of mineral concentrates.  The assays were evaluated by an independent umpire who determined the concentrates’ value.  This contract has been completed with the shipment of 193 tons of concentrate to the smelter.  All revenues from this contract have been received and all royalties have been paid.

We also shipped tungsten concentrates to a refinery in Buffalo, New York during second quarter 2011.  Tungsten shipments will be ongoing during 2011 as tailings are processed to recover tungsten.

On August 11, 2011, we posted a bond in the amount of $26,700 with the Utah Division of Oil, Gas and Mining for the Herat Small Mine Permit, which was subsequently transferred to us from Clifton Mining on October 3, 2011.  This permit will allow for limited mining of the Clifton Shears gold and silver veins.

During 2010 to 2011 draw advances totaling $3.5 million were obtained through a funding agreement with DMRJ Group.  No additional advances were taken during third quarter 2011.  Term loan advances under the terms of the Fourth Amendment, and all prior advances are due in three payments due on June 30, 2012, September 30, 2012, and December 31, 2012.  Total due under the terms of these advances, after associated discounts, as of September 30, 2011 is $4,607,342.  And in the event we complete an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require us to pay 25% of the proceeds over $3,000,000 to satisfy our indebtedness to them.  We also created a Series A-1 and a Series A-2 Preferred Stocks which are convertible into our common stock.  The Yellow Hammer loans may be converted by the investor, from time to time, to Series A-1 Preferred Stock, and the April Term Loan advances may be converted by the investor, from time to time, to Series A-2 Preferred Stock.  We also issued 100,000 shares of the Series A-2 Preferred Stock to DMRJ Group for entering into the Fourth Amendment.  As part of this 4th Amendment to the Investment Agreement, beginning July 1, 2011, quarterly dividends in the amount of 10% of income will be due to all preferred stockholders for each quarter that Desert Hawk has consolidated net income.

An equity financing in the form of a 506 offering was initiated in third quarter of 2011.  At September 30, 2011, this financing has raised $316,125 through sales of 274,891 shares of common stock.  This 506 offering is expected to continue until January 31, 2012 or until 4,000,000 shares of common stock have sold.  The shares offered and sold in this non-public equity financing have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 21, 2011, John Ryan resigned his board position.  He has not been replaced.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

During the three and nine month periods ended September 30, 2011, the Company had a net loss of $750,202 and $4,231,117, respectively, compared to a net loss of $1,538,868 and $2,153,046, respectively, during the three and nine month periods ended September 30, 2010.  This represents a decreased net loss of $788,666 for the three months ended September 30, 2011, and an increased net loss of $2,078,071 during the nine month period ended September 30, 2011.  The decrease in net loss for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is attributable to the reduction in exploration costs and general and administrative expense, including reductions in legal fees, and director and officer bonuses.  In addition, interest and financing costs for the three months ended September 30, 2011, also decreased by $171,414, which was generally offset by the change in derivative liabilities of $127,178.

The operating loss for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, decreased by $566,676 due to the sale of concentrates and reductions in all operating expense categories.  Due to the restructuring of the DMRJ Group loans, other income and expense for the nine months ended September 30, 2011 showed a greater loss over the same period one year ago of $2,078,071 which consists of loss on extinguishment of debt and to an increase in financing expense.

On March 1, 2011, the Company entered into a contract with Asarco, LLC to process approximately 200 tons of copper concentrates with silver and gold by-products. These concentrates are processed at the Cactus Mill pilot plant.  Pursuant to this contract, the Company delivered 193 tons of concentrate by the end of September 2011 and billed $852,850 in accordance with the revenue contract.  At September 30, 2011, all of the concentrates under this contract had been delivered to the smelter and all revenue had been received and recognized.  Royalties were paid to the Moeller Family Trust in the amount of $83,337 as a result of this contract.

In addition to the above contract, through September 30, 2011, the Company generated $50,172 in tungsten sales with 6% royalties paid to the Moeller Family Trust in the amount of $3,010.  Tungsten shipments will be ongoing during 2011 as tailings are processed to recover tungsten.  Tungsten concentrate inventory on hand at September 30, 2011 was $49,738.

Mining severance tax will be due to the State of Utah in connection with the mineral sales, and is calculated based upon receipt of the proceeds.  At September 30, 2011, mining severance tax is accrued in the amount of $6,654.

Liquidity and Cash Flow

Net cash used by operating activities was $960,339 during the nine month period ended September 30, 2011, compared with $1,920,073 during the nine month period ended September 30, 2010.  The decrease in the amount of cash used by operating activities is primarily attributable to the loss on extinguishment of debt and the discounts related to that debt.

Net cash used by investing activities was $152,173 during the nine month period ended September 30, 2011, compared to $338,909 during the nine month period ended September 30, 2010.  The decrease in cash used by investing is attributable to a reduction in the purchase of fixed assets during the nine month period ended September 30, 2011.

Net cash provided by financing activities was $1,245,130 during the nine month period ended September 30, 2011, compared with $1,780,248 during the nine month period ended September 30, 2010. The decrease is primarily a result of less borrowing from DMRJ Group during the nine months ended September 30, 2011.

As a result, cash increased by $132,618 during the nine month period ended September 30, 2011, leaving the Company with a cash balance of $699,167 as of September 30, 2011.

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

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with ASC 932 Extractive Activities.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to explore new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2011 the Company entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  In July and September 2011, we issued 26,787 shares of stock, valued at $.70, to each of the note holders to convert accrued interest for the months of May through September 2011.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

In June 2011 we commenced a non-public offering of up to 4,000,000 shares our common stock at $1.15 per share.  During the quarter ended September 30, 2011, we sold 274,891 shares for gross proceeds of $316,125.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  We filed a Form D with the Commission on July 18, 2011, for this offering.  Sales were made to a total of 10 investors, each of whom was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sales.

Item 6.  Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: November 7, 2011

By: /s/ Robert E. Jorgensen

Robert E. Jorgensen, Chief Executive Officer

(Principal Executive and Financial Officer)