Form 10-K
period 2011-12-31
Desert Hawk Gold Corp.
filed 2012-04-05
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169701

Desert Hawk Gold Corp.

(Exact name of registrant as specified in its charter)

Nevada	82-0230997
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

7723 North Morton St., Spokane, WA	99208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (509) 434-8161

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $5,320,447.

The number of shares outstanding of the registrant’s common stock on March 7, 2012, was 8,364,547.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Forward Looking Statements

The statements contained in this report that are not historical facts, including, but not limited to, statements found in the section entitled “Risk Factors,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

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

These risk factors could cause our results to differ materially from those expressed in forward-looking statements.

PART I

ITEM 1.  BUSINESS

Overview

Desert Hawk Gold Corp. (the “Company”) is an exploration stage company, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  None of our mining properties has any known reserves and our proposed programs on these properties are exploratory in nature.  We were originally incorporated in the State of Idaho on November 5, 1957, under the name of Lucky Joe Mining Company.  For several years the Company bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2001 control of the company was acquired by Robert E. Jorgensen, John Ryan, and Howard M. Crosby, who purchased a controlling number of shares and assumed management of the company for the purpose of reengaging in mining operations.  In January 2006 Mr. Jorgensen acquired sole control of the company from Messrs. Ryan and Crosby.  In 2008 we changed the domicile of the company from the State of Idaho to the State of Nevada by merging the Idaho corporation into a newly formed Nevada corporation which was incorporated on July 17, 2008.  Following the change of domicile, on April 3, 2009, we changed the name of the company to Desert Hawk Gold Corp.

Effective April 3, 2009, we also reverse split the outstanding shares of our common stock at the rate of one share for each 12 shares outstanding (1:12).  Unless otherwise designated in this report, all common stock amounts give effect to this reverse split.

In July 2009 we entered into joint venture agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah.  We subsequently converted these joint venture agreements into lease agreements.

In December 2009 we acquired all of the outstanding stock of Blue Fin Capital, Inc., a Utah corporation owning eight unpatented lode mining claims in Arizona.  We issued a total of 2,713,636 shares of our common stock to the shareholders of Blue Fin, which included 482,236 shares to Mr. Jorgensen, our CEO, 1,000,000 shares to Rick Havenstrite, our President, and 1,131,400 shares to Eric L. Moe, who became one of our directors subsequent to this transaction, all of whom were shareholders of Blue Fin at the time of the acquisition.  The closing of the transaction occurred on December 31, 2009, and Blue Fin became a wholly owned subsidiary of Desert Hawk.  The transaction was approved by a majority of the disinterested directors who determined that the claims would have value to the Company at least equal to the par value at the time of the shares issued.  We have been unable to secure funding for exploration of these properties and do not consider these properties material at present because of the inability to raise funds for further exploration, but we plan to commence exploration activities on these claims after completion of our current activities on the Gold Hill projects.  These claims were subsequently transferred to the Company.  Blue Fin Capital, Inc. is our sole subsidiary.

From 2008 through 2011 we funded our operations through the sale of our common stock and promissory notes.  In May 2008 we conducted a non-public offering of shares of our common stock.  We sold 289,584 shares and raised $173,750 in gross proceeds to recommence mining operations.  In May 2009 we offered and sold 1,000,000 shares of our Common Stock in a non-public offering and raised $700,000 in gross proceeds to meet our cash obligations under the joint venture and lease agreements with Clifton Mining and Moeller Family Trust (described below) and to commence exploration operations on the property.  In September 2009 we conducted another non-public offering of our common stock.  We sold 440,000 shares and raised gross proceeds of $308,000 in the offering to conduct a drilling program on our mining properties.  In November of 2009 we borrowed $600,000 from two investors and issued 15% convertible promissory notes for this principal amount.  The promissory notes mature on November 30, 2012, and are convertible at $0.70 per share.  In the event we fail to repay either of these notes, or interest thereon, in full on the maturity date of the note, we have agreed to issue an additional one share of our Common Stock for each $2.00 of the original principal amount of the note at the maturity date and the maturity date of the Note will be extended for one year.

In July 2010, as described in more detail below, we entered into a financing arrangement with DMRJ Group I, LLC to provide up to $6,500,000 in funding for our Gold Hill mining properties.

In addition to the financing arrangement with DMRJ Group, we continue to fund operations through the sale of our common stock.  In January 2012 we completed a non-public offering in which we sold a total of 309,420 shares for gross proceeds of $355,833.

In each non-public offering by us, the securities offered were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

We continue to negotiate, and have entered into a non-binding letter of intent, to finance our proposed mining operations and to repay our obligations.

On February 7, 2012, we signed a letter of intent with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone will acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI are that Shoshone will contribute $10 million in project equity, as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone will have a 120 day exclusive right to provide the $10 million, for which $100,000 is being advanced to us as a nonrefundable deposit.  Shoshone will also provide a $2 million, 10% interest loan, with a four year maturity, which bears a preferential payback from operational cash flow.  The two companies will be 50-50 partners on the entire project with a four man operating committee consisting of two members from each company.

Acquisition of Utah Mining Claims and Leases

Clifton Mining Company and Woodman Mining Company Lease Agreement

On July 24, 2009, we entered into a Joint Venture Agreement with the Clifton Mining Company and Woodman Mining Company under which Clifton Mining granted to us exclusive possession of certain patented and unpatented mining claims and an unpatented mill site claim and certain Utah state mineral leases covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals.  Woodman Mining also granted us the same rights in certain of these patented mining claims owned jointly with Clifton Mining.  These combined interests included 419 unpatented load and placer mining claims, including an unpatented mill site claim, 38 patented claims, and seven Utah state mineral leases located on state trust lands.  Under the terms of the Joint Venture Agreement, we paid $250,000 to Clifton Mining on or about July 15, 2009.  Additionally, we issued 500,000 shares of our Common Stock to Clifton Mining for the rights on the Kiewit gold property included in the Joint Venture Agreement.  These shares are subject to a six-year lockup and leak-out agreement which prevents Clifton Mining from selling shares publicly for a period of one year from the original filing date of the S-1 registration statement filed on September 30, 2010.  Thereafter, Clifton Mining may sell up to 20% of these shares during any 12-month period.

In June 2010 the parties to the Joint Venture Agreement entered into an Amended and Restated Lease and Sublease Agreement effective as of the date of the original Joint Venture Agreement.  The Amended and Restated Lease and Sublease Agreement restated and replaced the original Joint Venture Agreement.  The amended Agreement provides for the lease to us of the patented and unpatented claims, including the mill site, and the sublease of the state mineral leases.  The amended Agreement also grants to us the right to enter onto the land to conduct our exploration activities, the right to make reasonable use of the surface of the properties for these activities, the right to transport on and across the surface of the properties any mineralized material, and the right to destroy so much of the surface and subsurface as may be reasonably necessary to carry out the purposes of the Agreement.  The term of the amended Agreement is for 20 years from its effective date and for so long as we continue to produce and sell mineralized material or mineral resources from the property, unless sooner terminated as provided in the amended Agreement.  We do not have the right to assign, sublease or otherwise transfer our interest in the amended Agreement without the prior written consent of Clifton Mining as to those of the properties owned by it and without the prior written consent of Woodman Mining as to those of the properties owned by it.  Nevertheless we may mortgage or pledge our leasehold interest in the Kiewit Claims and the Cactus Mill Property for purposes of financing exploration, development and mining operations, but we cannot otherwise encumber the property without the written consent of Clifton Mining.

Under the terms of the amended Agreement, we are obligated to pay a 4% net smelter royalty on base metals in all areas except for extraction of mineralized material from the Kiewit gold property and a net smelter royalty on gold and silver, except for extraction of mineralized material from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  We are also obligated to pay a 6% net smelter return on any mineralized material extracted from the Kiewit gold property.  Beginning with 2010, we are required to make all lease property payments by submitting payment on a per claim basis on or before July 15th of each year during the term of the Agreement.  During 2011 we paid a total of $58,311 in claims fees pursuant to the amended Agreement.  If we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period from the date of the Agreement, we will be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties.  The amended Agreement also requires Clifton Mining to make available to us for our use all historical geological, engineering, and other data on the properties, as well as all buildings, equipment, existing permits, and water rights necessary for operations.  Clifton Mining has the right to terminate the Amended and Restated Lease and Sublease Agreement only if we fail to comply with the terms of the Agreement and we fail to correct any breach of the agreement after 30 days’ notice from Clifton Mining.

We may surrender the lease as to all or any part of the leased property, after proper reclamation of all portions of the land to be surrendered affected by our operations.  The lease also provides that the lessors, Clifton Mining and Woodman Mining, will be responsible for any and all liability that may exist under certain encumbrances and will indemnify us and our affiliates, officers, directors, employees, shareholders and agents from and against loss of leasehold title or other actual losses that we may incur on account of the existence or enforcement of any rights under these potential encumbrances.

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it.  For 2011 we paid the annual maintenance fees on 334 of the original 419 unpatented mining claims which were the subject of the original lease.

In September 2009, we acquired all of the rights and interest of Clifton Mining in a $38,000 reclamation contract and a $3,777 cash surety deposit with the State of Utah Division of Oil, Gas and Mining for certain of the property covered by the Amended and Restated Lease and Sublease Agreement.  As consideration for Clifton Mining selling us its interest in the reclamation contract and surety deposit, we issued 60,824 shares of our Common Stock to Clifton Mining.  During the 180-day period commencing two years after the original date of this transaction, Clifton Mining will have the option to put the shares to us for $48,000.

Moeller Family Trust Lease Agreement

Also on July 24, 2009, we entered into a Joint Venture Agreement with the Jeneane C. Moeller Family Trust under which the Trust granted to us exclusive possession of four patented mining claims covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals.  These properties are known as the Yellow Hammer claims.  Under the terms of the Joint Venture Agreement, we issued 250,000 shares of our Common Stock for the rights granted to us in the Joint Venture Agreement.  These shares are subject to a six-year lockup and leak-out agreement which prevents the trust from selling shares publicly for a period of one year from the original filing date of the Form S-1 Registration Statement filed on September 30, 2010.  Thereafter, the trust may sell up to 20% of these shares during any 12-month period.

In June 2010 the parties to this Joint Venture Agreement entered into an Amended and Restated Lease Agreement effective as of the date of the original Joint Venture Agreement.  The Amended and Restated Lease Agreement restated and replaced the original Joint Venture Agreement.  The amended Agreement provides for the lease to us of the patented Yellow Hammer claims.  The amended Agreement also grants to us the right to enter onto the land to conduct our exploration activities, the right to make reasonable use of the surface of the properties for these activities, the right to transport on and across the surface of the properties any mineralized material, and the right to destroy so much of the surface and subsurface as may be reasonably necessary to carry out the purposes of the Agreement.  The term of the amended Agreement is for 20 years from its effective date and for so long as we continue to produce and sell mineralized material or mineral resources from the property, unless sooner terminated as provided in the amended Agreement. We do not have the right to assign, sublease or otherwise transfer our interest in the amended Agreement without the prior written consent of the Trust.  Nevertheless we may mortgage or pledge our leasehold interest in the Yellow Hammer claims for purposes of financing exploration, development and mining operations, but we cannot otherwise encumber the property without the written consent of the trust.

Under the terms of the amended Agreement, we are required to pay a 6% net smelter royalty on base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  Beginning with 2010, we are required to make all property payments.  If we do not place the property into commercial production within a three year period from the date of the original Agreement, we will be required to make annual payments to the trust of $50,000 to retain our rights to those properties.  The amended Agreement also requires the trust to make available to us for our use all historical geological, engineering, and other data on the properties.  The Trust has the right to terminate the Amended and Restated Lease Agreement only if we fail to comply with the terms of the Agreement and we fail to correct any breach of the Agreement after 30 days’ notice from the Trust.

We may surrender the lease as to all or any part of the leased property, after proper reclamation of all portions of the land to be surrendered affected by our operations.  The lease also provides that the lessor, the Moeller Family Trust, will be responsible for any and all liability that may exist under certain encumbrances and will indemnify us and our affiliates, officers, directors, employees, shareholders and agents from and against loss of leasehold title or other actual losses that we may incur on account of the existence or enforcement of any rights under these potential encumbrances.

DMRJ Group Investment Agreement

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”).  Under the terms of the Agreement, DMRJ Group committed to loan us up to $6,500,000 under certain terms and conditions. These loan advances can only be used by us to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts originally allocable to our Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  The balance of the funds borrowed from DMRJ Group could be used for capital and operating expenses.  Under the original loan agreement we received five loan advances from DMRJ Group for $500,000 each for an aggregate of $2,500,000, plus an aggregate of $441,176 in prepaid interest paid to DMRJ Group.

Each advance amount bears interest of 15% per annum from the date of borrowing.  Unless waived by DMRJ Group, we are required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance is less than one year prior to the maturity date of the promissory note.  This prepayment of interest is nonrefundable even if we prepay the advance.  Following this one-year period interest on the advance accrues monthly until the advance is repaid in full.  In addition, at the time we repay or prepay the advance, we are required to pay an additional amount equal to 20% of the principal amount being repaid or prepaid (repayment premium or payment date interest).  Upon an event of default, the interest rate on the outstanding principal amount increases to 25%.

The Investment Agreement contains certain affirmative covenants we are required to meet in order to avoid an event of default under the agreement, including the following:

•

Maintain the existence of our business and properties;

•

Keep our properties insured;

•

Pay and discharge promptly all material taxes;

•

Furnish copies of our annual and quarterly financial statements;

•

Furnish notice of any event of default under the agreement or the commencement or threat of any litigation;

•

Comply with all rules and regulations applicable to our properties, including our mining claims and leases;

•

Maintain proper books and records, including financial records;

•

Use the proceeds of the loan advances for the purposes described in the agreement;

•

Comply with all environmental laws applicable to our mining operations; and

•

Keep all mining claims and leases in full force and effect.

The Investment Agreement further contains certain negative covenants which prohibit us from the following actions or activities:

•

Incurring any indebtedness except in limited circumstances;

•

Creating any significant liens on any of our properties or assets;

•

Enter into any sale and lease-back transaction involving any of our properties;

•

Make any investments in or loans or advances to other parties;

•

Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;

•

Declare or pay any dividends, except for dividends to DMRJ Group;

•

Engage in any business transactions with affiliates;

•

Make capital expenditures except as permitted in the agreement pertaining to our current mining business;

•

Create any lease obligations;

•

Amend, supplement or modify any existing indebtedness;

•

Enter into any swap, forward, future or derivative transaction;

•

Make any change in our accounting policies or reporting practices;

•

Form additional subsidiaries; or

•

Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

An event of default will occur under the terms of the Investment Agreement if any representation or warranty made by us in the transaction documents with DMRJ Group proves to be false or misleading in any material respect, if we fail to make required payments under the loan documents, if we fail to observe the covenants made in the Agreement, if a change of control occurs, if a voluntary or involuntary insolvency action is commenced, or if a change of control of our Company occurs.  In the case of an event of default, DMRJ Group may, upon prior written notice, terminate or suspend its commitment for further loan advances, declare the outstanding loan advances to be immediately due and payable, or exercise any other remedies legally available.

Pursuant to a Security Agreement with DMRJ Group dated July 14, 2010, we have secured the repayment of any advances made by DMRJ Group with all of our assets, including our shares of Blue Fin Capital, Inc., our wholly owned subsidiary, which shares have been pledged as collateral for the advances pursuant to a Pledge Agreement dated July 14, 2010.  As the secured party, DMRJ Group is appointed as attorney in fact to foreclose on and deal with our assets in the event of default.

As additional consideration for DMRJ Group entering into the original Investment Agreement with us, we issued 958,033 shares of our Series A Preferred Stock to the lender and entered into a Registration Rights Agreement dated July 14, 2010, to register, either upon demand or by piggyback, the resale of the common shares issuable upon conversion of the Series A shares.  These preferred shares are convertible into shares of our Common Stock at the rate of one common share for each preferred share converted, subject to adjustment in the event we issue common shares or instruments exercisable or convertible into common shares at a price less than $0.70 per share, or if we effect a reverse or forward split of our outstanding shares or a reclassification of our Common Stock.

In connection with the loan transaction, two of our prior lenders, West C Street, LLC and Ibearhouse, LLC, each of whom had loaned $300,000 to us in 2009, agreed to subordinate their debt to DMRJ Group.  In consideration for their agreement to subordinate their loans, we reduced the conversion price of the loans from $1.50 to $0.70 per share.  On July 14, 2010, we issued amended and restated promissory notes to West C Street and Ibearhouse reflecting the reduced conversion price and acknowledging the subordination to the DMRJ Group financing.

On November 8, 2010, we amended the original Investment Agreement to eliminate a milestone to receive the final two loan advances for the Yellow Hammer project or to avoid an event of default if this amount was not produced by mid-December 2010.  We revised the mineral production levels, cash flows, and operating expenses based solely on the estimated mineralized material to be processed at the pilot mill.

On February 25, 2011, we entered into a Second Amendment to the Investment Agreement.  This amendment allowed us to make a further request for a term loan advance under the Investment Agreement of up to $125,000 without satisfying the provisions requiring us to meet certain milestones in connection with our Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.

On March 11, 2011, we entered into a Third Amendment to the Investment Agreement.  This amendment allowed us to make a further request for a term loan advance under the Investment Agreement of up to $500,000 without satisfying the provisions requiring us to meet certain milestones in connection with our Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.   Two $125,000 advances were received as part of this amendment.  These advances were not deemed to be Kiewit advances, which means that they are not subject to the mandatory prepayment requirements under the Investment Agreement.

On May 3, 2011, we entered into a Fourth Amendment to the Investment Agreement.  The Fourth Amendment allows us to make a further request for a term loan advance under the Investment Agreement of up to $735,295, including $110,295 of prepaid interest, and any remaining amounts previously permitted under the Third Amendment, without satisfying the provisions requiring us to meet certain milestones in connection with our Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  Under the terms of the Fourth Amendment, repayment of this and all prior advances are now due as follows:

Date	Yellow Hammer Advances	Bridge Advances	Total
6/30/2012	$1,147,403	$402,597	$1,550,000
9/30/2012	2,180,065	764,935	2,945,000
12/31/2012	1,014,520	355,972	1,370,492
	$4,341,988	$1,523,504	$5,865,492

In the event we complete an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require us to pay 25% of the proceeds to satisfy our indebtedness to it.

Pursuant to the Fourth Amendment, the Yellowhammer advances made by DMRJ Group to us, including accrued and unpaid interest thereon, are convertible into our Series A-1 Preferred Shares at any time into the number of shares of Series A-1 preferred stock determined by dividing the amount of advances being converted by 10 times the conversion price effective at the time of the conversion.  Also, the advances made under the Fourth Amendment, plus prior advances made under the Second and Third Amendments, including accrued and unpaid interest thereon, are convertible into shares of Series A-2 preferred stock determined by dividing the amount of advances being converted by 10 times the conversion price effective at the time of the conversion.

In accordance with the terms of the Fourth Amendment, we also entered into a Registration Rights Agreement pursuant to which we granted demand and piggyback registration rights to DMRJ Group for the common shares issuable upon conversion of the Series A-1 and A-2 Preferred Stock.  Also, we issued 100,000 shares of our Series A-2 Preferred Stock to DMRJ Group as consideration for entering into the Fourth Amendment.

As a condition of closing the Fourth Amendment, we also agreed to limit the number of directors to seven persons, two of which will be designated by the holders of the Series A-1 and A-2 Preferred Stock.  As a result, we appointed Dan Small and David Levy, affiliates of DMRJ Group, as directors.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  The company also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of December 31, 2011, no dividends have been paid by the Company.

Operations

Refurbishing of our Cactus Mill pilot plant was completed in the fall of 2010 and processing of mineralized material was ongoing through December of 2011.  Mineralized material from the Yellow Hammer mine was hauled to the plant where it went through a floatation process to obtain a concentrate.  The concentrate was then shipped to Asarco’s Hayden, Arizona smelter plant for processing of copper, gold, and silver.  A total of 193 tons of concentrate was shipped resulting in net proceeds from the smelter of $852,850.  The tailings from this mineralized material was then reprocessed through the floatation cycle and gravity tables to obtain tungsten material which was shipped to Buffalo Tungsten for further processing.  The tungsten material netted the company $117,055 in proceeds.  Royalties on this income, varying from 6% to 15%, were paid to the Jeneane C. Moeller Family Trust pursuant to the Joint Venture Agreement, as amended.  Total royalties paid or accrued at December 31, 2011 were $90,360.

Competition

The precious metal exploration and mining industry is highly fragmented.  We expect to compete with many other exploration companies looking for copper, gold, silver, tungsten, and other minerals.  We are among the smallest of the exploration companies in existence and are a very small participant in the precious metal industry.  However, we generally expect to compete favorably with other exploration companies since the claims held by the Company in the Gold Hill Mining District consolidate the principal mining areas and limit the ability of other exploration companies to commence material exploration activities in the district.  Furthermore, if we are able to successfully recover copper, gold and other by-products from our claims, it is likely that we will be able to sell all minerals that we are able to recover.

Copper mining is a significant industry in Utah.  In particular, we will be competing with Rio Tinto which operates the Kennecott Copper Mine, one of the largest open pit copper mines in the world, located in Salt Lake County, Utah.  However, management believes the market for copper is sufficiently strong to accommodate any mineralized material which we may extract.

The property is located reasonably near a populated area from which it will be able to draw manpower and supplies.  Management does not currently have customers for any copper, gold, silver, or other minerals which we may produce.  We anticipate that markets for these minerals are readily available and do not anticipate difficulty in selling any concentrates of mineralized material which we may extract.  Notwithstanding this, management will need to evaluate transportation methods and costs when it obtains potential customers to determine whether existing prices for the mineralized materials would make sales to such customers economically viable.

Government Compliance

Our operations are subject to extensive federal and state laws and regulations designed to conserve and prevent the degradation of the environment.  These laws and regulations require obtaining various permits before undertaking certain exploration or mining activities and may result in significant delays, substantial costs and the alteration of proposed operating plans.  As discussed below under Permits, we have retained North American Exploration, Inc. and JBR Environmental Consultants, Inc. to assist us in obtaining the necessary mining and environmental permits and clearances.  Meeting these regulatory requirements necessitates significant capital outlays.  In addition, obtaining these environmental permits does not eliminate liability of the owner and operator of the property for damages that may result from specific operations or from contamination of the environment.

Our Cactus Mill pilot plant and the Kiewit claims are located on unpatented claims located on federal land, which also requires compliance with applicable requirements administered by the BLM.  These regulations impose specific conditions on the nature and extent of surface disturbance, the manner in which exploration and mining can be conducted, the disposition of spent mineralized material, the use and containment of chemical leaching agents and other solutions, spill prevention, liquid and solid waste disposition, ground water monitoring, and a number of other matters which if violated could result in fines, penalties or attendant adverse publicity.

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims.  The 2011 annual maintenance fee payable to the BLM on our unpatented claims was $46,760 and was paid in August 2011.  The required affidavit was filed with the Tooele County Recorder on August 12, 2011.  Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained.  Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States.  Property taxes on the patented claims were $6,256 for 2011.  The 2011 mineral lease fees were $4,949.  We do not anticipate that these taxes and fees will significantly increase in 2012.

Mining and exploration operations are also subject to both federal and state laws and regulations pertaining to employee health and safety.  We have employed a mine safety administrator to monitor our obligations under these laws and regulations.

Intellectual Property Rights

On February 2, 2011, we filed a U.S. application for trademark registration for the “Desert Hawk” and “Desert Hawk Gold Corp.” marks.

Employees

We currently have 7 employees, of whom 4 are full-time employees, including our President, Rick Havenstrite, who devotes approximately 80% of his time or 40 hours per week for our business, and our CEO, Robert E. Jorgensen, who devotes approximately 95% of his time, or 38 hours per week for our business.  We have also engaged a metallurgist and a geologist on a part-time consulting basis.  All of these employees and consultants work at our Gold Hill project site or at our office located in Reno, Nevada.  In addition, we have a part-time consulting agreement with one of our directors, Eric L. Moe.

ITEM 1A.  RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by those who invest in our securities.  Any of the following risks could materially adversely affect our business, financial condition or operating results and could decrease the value of our Common and/or Preferred Stock.

Risks Relating to Our Business

We have substantial loan payments due beginning June 30, 2012, to repay the loans by DMRJ Group, which if we are unable to repay could result in a loss of the mining claims.

Our loan advances from DMRJ Group under the Investment Agreement, as amended, are secured by all of our assets, including our mining leases and equipment.  Each separate loan advance to us pursuant to the Investment Agreement provides for a specific repayment date of principal and, to the extent interest on the loan is not prepaid at the time of the particular loan advance, we have obligations to pay interest on the amount borrowed after the first year of the loan advance.  Repayment of the loan advances commence on June 30, 2012 and continue through December 31, 2012.  The Investment Agreement also contains numerous affirmative and negative covenants which require us to perform certain obligations or refrain from certain actions so long as any amounts are owed to DMRJ Group under the Investment Agreement, as amended.  If we fail to meet all of our covenants under the agreement or if we fail to make any required payment of principal or interest when due, it is likely that DMRJ Group would call the full amount of the outstanding balances on our loans immediately due.  If we are unable to repay the outstanding balances at this time, we anticipate that DMRJ Group would foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  Because the Investment Agreement limits our ability to raise outside funds during the effective period of the Investment Agreement, it is possible that we would not be able to obtain alternate financing to satisfy the obligations owed to DMRJ Group in the event of foreclosure.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

We may be denied the government licenses and permits which we need to explore on our property.  Continued delays in obtaining necessary operating permits could have a material negative impact on our ability to extract mineralized material from our claims.  In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine on our property.

Exploration activities usually require the granting of permits from various governmental agencies.  For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit.  Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken.  Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.  As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits.  The needed permits may not be granted at all.  We have experienced substantial delays in obtaining the necessary operating permits to commence operations on our claims. To date, 20 permits and licenses have been obtained for the development of the project.  The reclamation permit, submitted to DOGM in February 2010 remains under review and is estimated to be completed mid-2012.  The BLM has approved the mine plan as complete and is working through the NEPA process.  We also estimate their review to be complete mid-2012.  These delays have had a negative impact on our ability to generate revenue from operations to secure funding for the project.  If we are not able to secure the necessary mining permits in a reasonable time, we may not be able to secure sufficient funding to continue even limited operations.

Exploring for precious metals is an inherently speculative business.

Natural resource exploration (currently our only business), and precious metal exploration in particular, is a business that by its nature is very speculative.  There is a strong possibility that we will not discover copper, gold, silver, tungsten, or any other resources which can be mined or extracted at a profit.  Even if we do discover precious metal deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it.  Few properties that are explored are ultimately developed into producing mines.  Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

We will need to obtain additional financing to fund our exploration program.

We may require additional funding to have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties and presently do not have any sources of funding.  We may be unable to secure additional financing on terms acceptable to us, or at all.  Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock.  Such securities may also be issued at a discount to the fair market value of our common stock, resulting in possible further dilution to the book value per share of common stock.  If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.  Certain of our outstanding securities contain protections from issuances of additional securities below $0.70 per share which could result in additional shares being issued in the event of sales of equity or equity-linked securities below such price.

We are an exploration stage company and have only recently commenced exploration activities on our claims.  We expect to incur operating losses for the foreseeable future.

Our evaluation of the Gold Hill mining claims is primarily a result of historical exploration data.  Although we have made field observations, our exploration program is in its early stages.  Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful.  We have earned limited revenues from mining operations through sales of concentrate.  Potential investors should be aware of the difficulties normally encountered by early stage mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses while realizing limited revenues.  We recognize that if we are unable to generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful.  If we are unsuccessful in addressing these risks, our business could fail.

Our independent auditor has described doubts as to whether we will continue as a going concern.

Our ability to obtain additional financing, the successful development of our contemplated plan of operations and our ability to establish profitability create substantial doubt as to our ability to continue as a going concern and there continues to be substantial doubt as of the date hereof of our ability to continue as a going concern.  Future issuances of our equity and/or debt securities will be required in order for us to continue to finance our operations and we expect to incur additional losses for the foreseeable future.  We currently have insufficient revenues to meet our operating expenses.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and financial position.  The recent high costs of fuel and other consumables may negatively impact costs of our operations.  In addition, the financial crisis may limit our ability to raise capital through credit and equity markets.  The prices of the metals and resources that we seek to discover and exploit are affected by a number of factors, and it is unknown how these factors will be impacted by a continuation of the financial crisis.

Our management may have conflicts of interest and only devote a portion of their business time to us which could materially and adversely affect us and our business.

Most of our management does not work for us exclusively and some serve on the boards of other companies.  We do not consider any of these other companies to be our competitors.  It is possible that a conflict of interest may arise based on management’s other employment or board activities.  Situations may arise where members of our management are presented with business opportunities which may be desirable not only for us, but also for the other companies with which they are affiliated.  Investors should carefully consider these potential conflicts of interest before deciding whether to invest in our securities.  We have adopted a Code of Ethics for the review and approval of any transactions that cause a conflict of interest.

We do not know if our properties contain any copper, gold, silver, tungsten, or other precious minerals that can be mined at a profit.

The properties on which we have the right to explore for precious minerals are not known to have any proven or probable reserves.  Whether a precious mineral deposit can be mined at a profit depends upon many factors.  Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other mineral which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.  We are also obligated to pay a royalty on certain of our mining activities, as explained below, which will make our ability to operate profitably more difficult.

We are a junior exploration company with limited operating mining activities and we may never increase our mining activities in the future.

Our business is exploring for copper, gold, silver, tungsten, and other precious minerals.  In the event that we discover commercially exploitable precious mineral deposits, we will not be able to make any money from mining activities unless the precious mineral deposits are actually mined, or we sell our interest.  Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws.  In the event we increase operations on our mining properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time.  It is possible that changes to these laws will be adverse to any potential mining operations.  Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations.  Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage.  It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

We have a short operating history, have only lost money and may never achieve any meaningful revenue.

Our operating history consists of limited operations and starting our preliminary exploration activities. We have limited income-producing activities from our exploration related activities.  We have already lost money because of the expenses we have incurred in acquiring the rights to explore on our property and starting our preliminary exploration activities.  Exploring for precious minerals or resources is an inherently speculative activity.  There is a possibility that we will not find any commercially exploitable deposits on our property.  Because we are an exploration company, we may never achieve any meaningful revenue.

Our business is subject to extensive environmental regulations which may make exploring or mining prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether.  We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties.  We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration.  This may adversely affect our financial position, which may cause loss of investor investment.  If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy.  If a decision is made to mine our properties our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position.  All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes.  It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time.  These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability.  Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.  We have been required to post substantial bonds under various laws relating to mining and the environment and may in the future be required to post further bonds to pursue additional activities.  We may be unable or unwilling to post such additional bonds which could prevent us from realizing any commercial mining success or commencing mining activities.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of copper, gold, silver, tungsten, and other mineral deposits.  These mineral prices fluctuate widely and are affected by numerous factors, all of which are beyond our control.  For example, the price of gold can be influenced by the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; speculation; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold producing countries throughout the world, such as Russia and South Africa.  The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable.  If that happens, then we could lose our rights to our property and be compelled to sell some or all of these rights.  Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon the level of metals prices remaining sufficiently high to make the development of our property economically viable.  An investor may lose its investment if the price of these minerals substantially decreases.  The greater the decrease in the price of gold or other minerals, the more likely it is that an investor will lose money.

Our property title may be challenged. We are not insured against any challenges, impairments or defects to our mineral claims or property title.

Our property is comprised of patented and unpatented lode claims created and maintained in accordance with the federal General Mining Law of 1872.  Unpatented lode claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented lode claims is often uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law.  Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt and our claims subject to challenge.  If we discover mineralization that is close to the claims boundaries, it is possible that some or all of the mineralization may occur outside the boundaries.  In such a case we would not have the right to extract those minerals.  This uncertainty leaves us exposed to potential title suits.  Defending any challenges to our property title will be costly, and may divert funds that could otherwise be used for exploration activities and other purposes.  In addition, unpatented lode claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold.  Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property.  We are not insured against challenges, impairments or defects to our property title, nor do we intend to carry title insurance in the future.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

The United States Congress has considered proposals to amend the General Mining Law of 1872 that would have, among other things, permanently banned the sale of public land for mining.  The proposed amendment would have expanded the environmental regulations to which we are subject and would have given Indian tribes the ability to hinder or prohibit mining operations near tribal lands.  The proposed amendment would also have imposed a royalty of 4% of gross revenue on new mining operations located on federal public land, which would have applied to part of our property.  The proposed amendment would have made it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which we may find on our property.  While at this time the proposed amendment is no longer pending, this or similar changes to the law in the future could have a significant impact on our business or results of operations.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for mineral resources.

Precious metals exploration, and resource exploration in general, is a very competitive business.  Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities.  Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program.  Fuel prices are extremely volatile as well.  We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available.  If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available.  Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure.  Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs.  Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climate, which prevents us from exploring our property year-round.

The local climate sometimes affects our exploration activities on our properties.  Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or could occasionally prevent us temporarily from conducting exploration activities on our property.  Because of their rural location and the lack of developed infrastructure in the area, our mineral properties in Utah are occasionally impassible during the winter season. During this time, it may be difficult for us to access our property, make repairs, or otherwise conduct exploration activities on them.

Risks Relating to Our Organization and Common Stock

There is currently no market for our common stock and we cannot ensure that one will ever develop or be sustained.

There is currently no public market for our common stock.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  If an active market is established, the market liquidity will be dependent on the perception of our operating business, among other things.  We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock.  There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume.  Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.  If a market should develop, the price may be highly volatile.  Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account.  Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

As soon as is practicable, we anticipate applying for quotation of our common stock on the OTC Markets, assuming that we can satisfy the initial quotation standards.  We cannot ensure that we will be able to satisfy such quotation standards or that our common stock will be accepted for quotation on OTC Markets.  Should we fail to satisfy the initial quotation standards of OTC Markets, or our common stock is otherwise rejected for quotation, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our principal shareholders, officers and directors own a substantial interest in our voting stock and investors will have limited voice in our management.

Our principal shareholders and their affiliates, as well as our officers and directors, in the aggregate beneficially own a majority of our outstanding common stock, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing.  Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

As a result of their ownership and positions, our principal shareholders, directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the following matters:

•

election of our directors;

•

amendment of our articles of incorporation or bylaws; and

•

effecting or preventing a merger, sale of assets or other corporate transaction.

In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may directly provide, or others may provide, compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning our business.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods and as a result the dissemination of inaccurate or misleading information may require us to comment or issue a corrective announcement.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  In addition to public relations costs, we may issue shares of restricted stock, and budget cash compensation to consultants and advisors for these activities, and such amounts may be increased in the future.  In addition, our investors may be willing, from time to time, to encourage investor awareness through similar activities, including payment of cash or stock compensation.  Investor awareness activities may also be suspended or discontinued which may impact the trading market in our common stock.

The Securities and Exchange Commission and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of improper activities may exist, such as rapid share price increases or decreases.  As a small public company with a public market established through a reverse merger, it is likely our activities, and our shareholders’ activities, will be subjected to enhanced regulatory scrutiny due to regulatory skepticism and potential bias against this manner of becoming publicly traded.  These factors, as well as because of the small number of holders who initially own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold (which markets have historically been associated by regulatory bodies with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTC Markets, may lead to regulatory and investor perceptions that are unfavorable.  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, which will constitute the entire available trading market.

The United States Supreme Court has stated that manipulative action is a “term of art” connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators and the courts with forces that upset the supply and demand factors that would normally determine trading prices.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and investor awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our activities or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.  Further, this is an evolving area of the law and regulators may adopt new or different interpretations of the foregoing factors which could impact the market for our shares in various respects.

We are subject to the reporting requirements of federal securities laws, and compliance with such requirements can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.

It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act and the Dodd-Frank Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

changes in our industry;

•

competitive pricing pressures;

•

our ability to obtain working capital financing;

•

additions or departures of key personnel;

•

limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•

our ability to execute our business plan; sales of our common stock;

•

operating results that fall below expectations;

•

loss of any strategic relationship;

•

regulatory developments;

•

economic and other external factors; and

•

period-to-period fluctuations in our financial results; and inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  In addition, as part of the 4th Amendment to the Investment Agreement with DMRJ Group, beginning July 1, 2011, quarterly dividends in the amount of 10% of income are due to all preferred stockholders for each quarter that the Company has consolidated net income, and the Company also cannot pay any dividends on the common stock until the preferred dividends are paid.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Exercise of options or warrants or conversion of convertible notes or preferred stock may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any options or warrants or conversion of any convertible notes, preferred stock, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our board of directors also has the authority to issue preferred stock without further stockholder approval.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.  In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

Gold Hill Projects

Overview

We hold leasehold interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 334 unpatented mining claims, of which 301 are lode claims, 32 are placer claims, and one is an unpatented mill site claim.  This includes 42 patented claims, and five Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  We have assembled all of our claims and leases in this district to create a sizeable, contiguous property package on which to conduct regional-scale exploration.  Therefore, we intend to maintain our leasehold interest in the remaining mining claims for future exploration, if warranted.  Over the next 12 months, if necessary funding is obtained, we intend to commence extraction of mineralized material from the Kiewit lode claims and construct and operate a heap leach facility nearby to process the material from the Kiewit claims.

The first phase of our activities has included the re-habilitation and redesign of the existing mills on the Cactus Mill site to create a pilot plant facility.  Originally a smaller mill operated on this site for several decades.  A larger mill was built many years ago but required modification to accommodate the Yellow Hammer material.  The rebuilt pilot mill was completed and testing done in fall of 2010.  In October 2010 we commenced processing mineralized material from the Yellow Hammer claims. This activity was suspended in December 2011.  The second phase of our current operating plan will include construction of an 800,000 square foot heap leach pad and process facility to accommodate disseminated gold material from the Kiewit project.  The construction of the heap leach facility and the proposed extraction activities on the Kiewit claims will require additional permits which we are in the process of securing from the appropriate governmental agencies.

We have no proven or probable reserves for this project.  Management has decided rather than allocating funds and resources on a final feasibility study and developing proven or probable reserves, to process mineralized material based on existing data supplemented with our own confirming work.

We do not have any current plans to conduct material exploration activities on the remaining Utah claims or the mining properties in Arizona until and unless we are able to generate revenue from planned activities on our designated Utah claims.  At this time we do not consider these additional claims to be material to our current operating plan.

Project Location and Access

The Gold Hill Mining District is located in the Gold Hill and the Clifton 7½ minute quadrangles in western Utah.  The Gold Hill Mining District includes the north end of the Deep Creek Mountains, one of the nearly north-south ranges that are common in the Great Basin.  On the east and north the mountain area is separated by gravel slopes from the flat plain of the Great Salt Lake Desert, and on the west it is bounded by the Deep Creek Valley and groups of irregular low hills.  It is approximately 190 miles west-southwest of Salt Lake City, Utah, and approximately 56 miles south southeast of Wendover, Utah.  The project is reached by taking Alternate 93A south from Wendover approximately 28 miles and turning east on to the Ibapah Highway, a paved two lane road.  Approximately 17 miles east is a maintained two lane county road which provides access to the property approximately 11 miles southeast to the town of Gold Hill, Utah.  Each of the claims and the mill site are accessible by dirt roads maintained year-round by us and Tooele County.  Access to the property is maintained all year and we likewise intend to maintain roadways between the mining claims, the mill site and paved roads all year.

Mineral extraction activities on the property at this time will be open-pit.  We anticipate conducting underground exploration in the future.

History

The Gold Hill area is one of the oldest mining districts in the State of Utah.  It reflects 43 known historical producing deposits mined primarily from the mid-1800s until the end of World War II.  These deposits included gold, silver, copper, bismuth, lead, zinc, tungsten, arsenic, molybdenum, cobalt, and beryllium.  Exploration and mining activities commenced in the mid-1800s as travel westward through the area to California was at its peak.  Lead mineralization first attracted the attention of travelers prompting early prospecting.  Placer gold was first discovered in the Gold Hill area in 1858.  These early prospectors were hampered by repeated attacks of local Native American tribes and the area was abandoned until 1869 when the settlements of Gold Hill and Clifton were reestablished.

A lead smelter was constructed at Clifton in 1872 and relocated to Gold Hill in 1874.  However, mining activity did not commence in earnest until 1892 when a mill and smelter were constructed at Gold Hill.  Substantial quantities of gold and silver ore were processed at this site between 1892 and 1896.  Mining activity gradually diminished until 1905 when exploration for copper revived the area.  With the outbreak of World War I and the completion of the Deep Creek Railroad between Gold Hill and Wendover, a new revival of interest in the area commenced.  Gold, silver, copper and lead were produced and approximately 3,000 residents lived in Gold Hill and Clifton at the time.

Tungsten was produced beginning in 1912.  Significant amounts of gold and bismuth were also reportedly extracted during this period.  Two mines produced tungsten in 1914 and 1917 and were operated primarily for the strategic requirement of tungsten during the two world wars.  Gold and silver mining ceased completely with the beginning of World War II since the few remaining miners focused their attention on the production of strategic metals such as arsenic and tungsten to support the war effort.

Arsenic was produced beginning with the outbreak of World War I and was used primarily for pesticides in the cotton fields of the south.  Two former copper producers also produced arsenic between 1923 and 1925.  One of the mines reopened during World War II to produce arsenic for the war effort.  None of the arsenic deposits previously mined are located on our claims.

The first large-scale geological study of the area was published in 1935 by T. B. Nolan as U.S. Geological Survey Professional Paper 177 and is referred to herein as the Nolan Report.  The Nolan Report provided the first detailed data on the mining district.

The mining district remained largely dormant during the period after World War II through the mid-1970s.  Between this period and the mid-1990s, several mining companies began to consolidate the fragmented land holdings in the area and conducted a more regional-scale exploration operation.  In 1993 Clifton Mining Company acquired several of the mining claims in the area and subsequently purchased Woodman Mining Company which also held claims in the district.  After purchase of the claims, Clifton Mining commenced additional exploration activities and in 1997 developed road access up the Clifton Hills area.  Clifton completed construction of a 50 ton per day mill at the Cactus Mill site and started construction of a 500 ton per day gravity-flotation mill at the same location.  In 1999 Clifton Mining borrowed funds which financed upgrades to the mill.

Between 1994 and 1997 Kennecott Utah Copper, now owned by Rio Tinto, explored a large region of the district.  In December 2002 Clifton Mining and Woodman Mining entered into an option-joint venture agreement with Dumont Nickel Inc., which in 2010 changed its name to DNI Metals Inc.  The joint venture ultimately covered approximately 10.3 square miles of mineral properties but did not include the Yellow Hammer claims which were controlled by the Moeller family.  In 2003 Dumont commenced exploring the properties with the objective of identifying bulk mineable gold, copper and silver targets through regional work as well as several drill programs.  Beginning in 2004 Dumont completed a regional-scale grid and reconnaissance rock and soil sampling exploration program with detailed, targeted exploration work over the Clifton Shears Corridor, the Kiewit Zone and the prior zone owned by Kennecott.  Ultimately, Dumont determined that the scale of the project was too small and decided to sell its interest in the project.  In July 2009 Dumont completed the sale of all its mineral properties in this area to Clifton Mining Company for $255,000 cash and a 0.5% net smelter return royalty against future production proceeds from the Cane Springs Property and from portions of the Kiewit project claims.  The joint venture and the option agreement were both dissolved and terminated.

Climate and Vegetation

The Gold Hill area lies within the region of the interior drainage that includes western Utah and most of Nevada, and, like the remaining portions of that area, is a high desert semiarid climate.  The area is composed of a highly dissected group of hills of relatively low relief.  The elevation of Gold Hill village is 5,321 feet.  The Gold Hill area is bounded on the east by the Great Salt Lake Desert at an altitude of about 4,300 feet, on the north by Dutch Mountain with a higher elevation of 7,735 feet, on the west by Clifton Flat at an approximate elevation of 6,600 feet, and on the south by Montezuma Peak with an elevation of 7,369 feet.

Pronounced differences in temperatures between night and day are common, with the dryness of the air mitigating the high temperatures which predominate the summer days.  Annual precipitation averages approximately 12 inches with about half falling in the months from February to May.  Rainfall during summer to early fall is commonly in the form of severe thunderstorms.  Snow may be expected between October and May.  Fieldwork in the area is generally permitted throughout the year.

The higher portions of the Deep Creek Range and small areas near the summits of the adjoining mountains support a fairly heavy growth of yellow pine.  The lower slopes of these mountains have a sparse covering of juniper and piñon trees.  On the lower hills and on the gravel slopes surrounding them these trees give way to sagebrush.  The floor of the Great Salt Lake Desert in the north-east corner of the district is almost completely barren of vegetation.

Title to the Claims

Our principal focus will be on the following material properties: the four patented mining claims known as the Yellow Hammer claims, approximately seven of the unpatented load mining claims described as the Kiewit claims, and the unpatented mill site claim, all located in the Gold Hill Mining District of Tooele County, Utah.

There are significant differences between the ownership rights associated with patented mining claims and those associated with unpatented mining claims.  The granting of a patent is a relinquishment by the United States of its ownership of the land patented, and is the origin of private ownership of such land.  Thus, the owner of a patented mining claim has a fee simple title to the mining claim so patented.  The original locator and each subsequent owner of an unpatented mining claim, on the other hand, has only “possessory” title which is dependent upon maintaining possession and is subject to a paramount title of the United States.  A mining claim locator’s possessory right is established by the physical act of “location” of an unpatented mining claim for minerals such as gold and silver on un-appropriated public land that is open to mineral location, and remains valid so long as the unpatented mining claim is maintained in compliance with the Mining Law of 1872, as amended, and other federal and state laws and regulations.  Such laws and regulations require a mineral discovery, the making of the mining claim on the ground in a specific way, and the making of annual payments to the U.S. Department of the Interior, Bureau of Land Management, referred to herein as the BLM, in order to maintain the unpatented mining claim.  Because possessory title is dependent upon the factual basis of these requirements, a determination that appropriate documents have been recorded in the county in which the mining claim is located and filed with the BLM does not ensure valid possessory title.

A valid unpatented mining claim may be held indefinitely and the mineral deposit mined without obtaining a patent from the United States.  There is no requirement that royalties be paid to the United States for minerals produced from unpatented mining claims.  However, proposals repeatedly have been introduced into Congress that would substantially modify the Mining Law of 1872 which could require, among other things, the payment of royalties to the United States.

We believe that we hold valid leasehold interests in all of our Utah mining claims and state leases, in particular the patented Yellow Hammer claims, the seven unpatented lode mining claims known as the Kiewit claims, and the unpatented mill site on the Cactus Mill property.  Nevertheless, there may exist conflicting interests in these claims.  In 1996 Clifton Mining obtained possessory title to the Cactus Mill site under a quitclaim deed from American Consolidated Mining Co., which had previously quitclaimed the site to another entity which recorded the deed after Clifton Mining.  Because Utah has a race notice recording statute and the Clifton Mining deed was recorded first, management believes Clifton Mining holds valid possessory title to the site which has been leased to us.  In addition, a quitclaim deed recorded in 2009 from International Minerals & Metals Inc. and IMM-Dworkin Holdings, LLC to Clifton Mining references a royalty agreement granting a 0.5% royalty in favor of the grantors over a portion of the claims including the Kiewit claims.  No royalty deed has been recorded and management has been unable to locate the royalty deed.  Nevertheless, this royalty obligation may exist in favor of the original grantors.  Management does not believe that any of the exceptions to clear possessory title to the claims raises a material risk to planned operations and Clifton Mining has agreed to indemnify and hold us harmless from certain potential encumbrances.

Glossary

Archean: Of or belonging to the earlier of the two divisions of Precambrian time, from approximately 3.8 to 2.5 billion years ago, marked by an atmosphere with little free oxygen, the formation of the first rocks and oceans, and the development of unicellular life.  Of or relating to the oldest known rocks, those of the Precambrian Eon, that are predominantly igneous in composition.

Assaying: Laboratory examination that determines the content or proportion of a specific metal (that is, gold) contained within a sample.  Technique usually involves firing/smelting.

Development: A development project is one which is undergoing preparation of an established commercially mineable deposit for its extraction, but which is not yet in production.  This stage occurs after completion of a feasibility study.

Dike: A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.

Exploration: An exploration prospect is one which is not in either the development or production stage.

Fault: A break in the continuity of a body of rock.  It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated.  The amount of displacement of the parts may range from a few inches to thousands of feet.

Fold: A curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage.

Formation: A distinct layer of sedimentary rock of similar composition.

Geophysicist: One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Granitic: Pertaining to or composed of granite.

Heap Leach: A mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed that dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals.

Intrusions: Masses of igneous rock that, while molten, were forced into or between other rocks.

Mapped or Geological: The recording of geologic information such as the distribution and nature of rock.

Mapping: Units and the occurrence of structural features, mineral deposits, and fossil localities.

Mineral: A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization: A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mineralized Material: The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Mining: Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.  Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Pipes: Vertical conduits.

Production Stage: A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Sedimentary: Formed by the deposition of sediment.

Shear: A form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Vein: A thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz.

Geology

Our Gold Hill project is underlain by Carboniferous limestone and shale units of the Ochre Mountain Limestone, Manning Canyon, and Ochre Formations.  Two distinctly separate igneous plutons intrude the sediments: a Jurassic granodiorite in the north and an Oliglocene quartz-monzonite in the south.  Intense structural preparation is exhibited in different forms throughout the property with extensive primary north south fracturing exhibited in most areas.  Considerable east west fracturing exists in the center of the project area and appears to control and/or host mineral occurrences.  Generally, economic mineralization exhibits a close special relation to the Jurassic granodiorite with economic mineralization occurring both along the sediment contacts and the fractures within the intrusive.  Nevertheless, there are no proven or probable reserves which would substantiate an established commercially minable deposit for extraction.  The close special relationship of the granodiorite to many of the mineral occurrences suggest it is the primary source of the mineralization.  The Nolan Report described several separate faulting, folding, and mineralizing events in the district.

The Kiewit occurrence has been characterized as a hydrothermal disseminated gold zone in a highly fractured granodiorite intrusion. A specific horizon or low angle fault structure manifests itself as an anomalous gold blanket within the intrusion.

The Yellow Hammer mineralized material consists of several structurally controlled tabular and pipe-like copper, gold/silver, and tungsten zones hosted in the strongly altered quartz monzonite. Copper oxides consist mostly of azurite, malachite and chrysocolla. Sulfide copper minerals include chalcocite, chalcopyrite, covellite, and many other minerals including native copper. Tungsten minerals are primarily sheelite. Copper, gold, silver, and tungsten occur side by side within the shear zones.

Exploration Activities

Extensive and systematic exploration is ongoing at the Kiewit site.  The company continues to sample and evaluate the Kiewit, Rainbow Hill, Clifton Shears and Cane Springs properties.  In addition, several other prospects including Oquirrh Springs the Frankie, the Lucy L and the Rustler have been sampled and evaluated.  Each is a potential near term development target.

In the Kiewit area, based upon our calculation of mineralized material based on drill results from prior drilling performed by Dumont Nickel Inc. from 2004 to 2006 and recent metallurgical test work by McClellan Laboratories, we concluded that sufficient mineralized material was present to justify removing the material by open pit and processing it by leaching at a facility to be constructed near the Kiewit claims.  McClellan Laboratories completed a column leach test which resulted in 70% gold recovery on minus 1/8th material and with modest reagent consumptions due to the nature of the deposit (granodiorite).

In 2011 we completed a 43-101 compliant resource calculation for the Kiewit deposit.  The report included historical resource estimates as well as a general project summary.

Mineralization in the project area is manifested as: contact-metasomatic in and around limestone-granodiorite contacts (skarns), as fissure quartz-carbonate-adularia veins within the intrusive body itself, and as copper-gold replacement deposits within both the limestone and the intrusion.  The Nolan Report concluded that together these styles of mineralization are indicative of epithermal and related porphyry systems.  Underlying thrust faults such as the Ochre Mountain thrust fault and the North Pass thrust fault along with numerous Mesazoic cross-cutting low-angle faults would have allowed magmatic or hydrothermal fluids emanating from the intrusion to migrate far from the intrusion and deep into surrounding wall rock.  Clastic shale units within the property may have acted to form traps where migrating fluids would have deposited metals.

We believe the structural, lithological, and geochemical signature of the Gold Hill area is favorable for a porphyry copper-gold system (and related skarns) proximal to the Jurassic granodiorite, and for sediment hosted gold deposits distal to the granodiorite intrusion.

Exploration Plans

We have commenced processing mineralized material from our Yellow Hammer claims at the pilot plant located on the Cactus Mill property and we intend to commence processing activities on the Kiewit Claims upon receipt of the necessary permits.  Set forth below is a brief discussion of the material plans relating to these projects:

Cactus Mill Pilot Plant Rebuild.  The Cactus Mill site is located approximately 1/3 mile north and west of the town site of Gold Hill and approximately four miles north of the Yellow Hammer claims.  All needed access roads are already in place.  Milling began on this site in about 1919.  Prior to our recently completed rebuild activities, the site consisted of two buildings with a concentrated storage area.  Water for the area comes from the Cane Springs, located approximately 1,000 feet southwest of the pilot mill site and is piped to the pilot mill.

The pilot plant is comprised of a copper flotation circuit followed by flotation and gravity circuit for tungsten.  Although most of the prior mill equipment is between 15 and 25 years old, it has been upgraded and modernized during this reconstruction process.  A new feed system has been installed and all major electrical equipment has been rebuilt or replaced.  A 350 KVA generator has been added to power the pilot plant initially, while a 150 KVA generator has been rebuilt to maintain support when the main generator is down.  Two 60 KVA and one 70 KVA generators have been added as support for the water well and construction.  We tested the facility during September 2010 and commenced processing mineralized material in October 2010.  We spent approximately $1,000,000 on the remodel and reconstruction of the pilot plant.

From approximately September 27, 2010, until mid-October 2010, the pilot mill was in the startup testing phase.  From October 20, 2010 through December 2011, the pilot mill operated continuously processing mineralized material from the Yellow Hammer claims.  It is designed to operate at 10 tons per hour, but we have found that it operates most efficiently at approximately nine tons per hour.

We continued to adjust the specifications for the pilot mill to meet the requirements of the specific mineralized material fed into the plant.  The flotation circuit performed approximately to plan in the oxidized horizon with copper recovery of between 50-60% depending on the exact feed, but the gravity circuit with the spiral classifiers followed by a Wiffley table captured more tungsten than expected and greater amounts of copper than anticipated.  We estimate that as of December 31, 2011, we had produced approximately 385,000 pounds of copper concentrate and approximately 15,000 pounds of tungsten concentrate.  We have currently suspended operations and processing of mineralized material and are concentrating our efforts on exploration and obtaining the necessary permits to proceed with larger scale mining at the Kiewit property.

Kiewit Gold Claims.  Based on prior exploration work performed by Dumont Nickel between 2004 and 2006, management believes that mineralized material located on the Kiewit claims is a highly oxidized, highly fractured, highly disseminated and cyanide amenable hydrothermal gold deposit, with very minimal silver occurrences with the gold.  Independent metallurgical testing by McClelland Laboratories in Reno, Nevada, has shown recoveries of 70% of gold are achievable with very low reagent consumptions but with the need for very fine crushing to at least minus 1/8th inch.  We intend to extract mineralized material from three open pit mines and to process the material using a cyanide heap leach operation to recover gold and silver.  Mining, haulage operations, crushing and placement of the material on the leach pad is intended to be performed by outside contractors.  The claims are located approximately two miles west of the proposed leaching facility.  Removal of mineralized material from these claims is subject to obtaining the necessary permits as discussed below.  We intend to concentrate our exploration activities on the four patented Yellow Hammer claims, the Kiewit project consisting of seven of the unpatented Kiewit claims, Cane Springs, Oquirrh Springs, the Frankie, the Rustler and the Lucy L sites.

Kiewit Heap Leach Facility.  We intend to process any mineralized material extracted from the Kiewit claims through a heap leach facility we propose to construct approximately 3,000 feet to the southwest of the Kiewit claims on patented claims we currently lease.  We estimate that the leaching facility would cover approximately 20 acres.  The project will entail the construction of an 800,000 square foot clay and plastic lined pad and ponds and a 1,500 gallons per minute carbon column recovery facility.  We have budgeted $3,500,000 to complete this project upon receipt of necessary permits as discussed below

Permits

Utah regulations stipulate that, as long as any exploration projects on state lands are limited to an area within ten acres, there are no requirements to perform an extensive environmental assessment or compose a Plan of Operation.  Larger projects would require a Plan of Operation which would consist of a reclamation plan and bond.  The Bureau of Land Management (“BLM”) has shifted some of its land management and authority to state agencies, such as the Utah Division of Oil, Gas and Mining (“DOGM”) which regulates mining activities on state and private lands.  DOGM also shares authority with the BLM to stipulate and enforce environmental protection measures which are generally regulated by the Utah Department of Environmental Quality.  Our proposed exploration activities are located in the State of Utah and therefore require various filings with DOGM.  DOGM requires all large mining operations to have an approved notice of intention and an approved reclamation contract in place and a surety bond posted.  All small mining operations and exploration projects must have a complete notice of intention filed with the Division.

We have retained North American Exploration, Inc. of Kaysville, Utah, to assist us in obtaining the operating permits necessary for our principal projects on the Gold Hill claims.  We have also retained JBR Environmental Consultants, Inc. of Sandy, Utah, to assist us with environmental issues relating to the permitting process.  The property is located in an historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area.  The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area.  Existing water quality is low and relations with the few existing neighbors are good.  Management believes that through our leased patented claims we have adequate private land for process facilities.  There is no material access from any metropolitan area or community.  Management believes that no previous work by any operator has been contested by regulators or others.

Set forth below is a summary of the status of the permitting process for the various segments of the project:

Yellow Hammer Small Mining Operations Permit:  We hold a Small Mining Operations Permit from DOGM.  This permit was approved by the Division on October 5, 2009.  We have also posted a reclamation bond of $48,500 with the Division.  This Small Mining Operations Permit stipulates that as long as any exploration or mining operations are limited to an area within ten acres, there are no requirements to perform an extensive environmental assessment or complete a Plan of Operation.

Cactus Mill Site:  We currently hold a Large Mining Operations Permit from DOGM for the pilot plant which allows flotation and gravity concentration.  This permit was granted in October 1995 to Ivanhoe Joint Venture and was ultimately assigned to us on April 6, 2009.  We have also entered into a Reclamation Contract with the Division which was originally effective August 9, 2002, and transferred to us on April 6, 2010.  We have also posted a reclamation bond in the amount of $42,802 for this project with the Division.  Initially, mineralized material for this pilot plant will be generated exclusively from the Yellow Hammer claims under the above–referenced Small Mining Operations Permit.

Cactus Mill Heap Leach Project:  The BLM and DOGM permitting processes have hampered this permit application making it too difficult to complete.  Our plans to amend the permit have been put on hold.

Kiewit Project:  This deposit exists entirely on BLM unpatented mining claims from which an environmental assessment was previously completed by Dumont Nickel, a predecessor operator, on the affected area.  The heap leach pad and process area will be located on patented mining claims approximately 3,000 feet to the south of the Kiewit claims.

In February 2010 we filed an application for a Large Mining Operations Permit to commence large mining operations for three open pit mines and a heap leach gold facility.  In February 2010 we also submitted a Plan of Operation to the BLM and DOGM for exploratory drilling.  DOGM provided its initial review of this submittal.  We have submitted our response which is under review by the Division.  The application includes reclamation and storm water management.  A separate Groundwater Discharge Permit through the Utah Department of Environmental Quality was issued on December 7, 2010.

In addition to completing the notice of intent filing, the BLM will require an analysis of our Plan of Operation in compliance with the National Environmental Protection Act (“NEPA”), which we anticipate will consist of our notice of intent filing with DOGM once it is complete, which will require an environmental analysis on the project.  JBR Environmental Consultants has likewise been engaged to prepare this analysis.  We estimate the cost to prepare this environmental analysis will be at least $47,000 and could be higher depending upon the requirements of the BLM.  We estimate receipt of these permits mid-2012.

Yellow Hammer Exploration:  In October 2008 DOGM issued an exploration permit for exploration of the Yellow Hammer claims which was used to conduct our drilling program on these claims in the fall of 2009.  We have also executed a Reclamation Contract dated October 13, 2009, with the Division and have posted a reclamation bond with the Division in the amount of $12,300 for this project.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.  Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our planned operations and cause increases in capital expenditures or exploration costs or reduction in levels of mineralized material from future properties, if any, or require abandonment or delays in exploitation of new mining properties.

Water and Power

Pursuant to our lease agreement with Clifton Mining, we have access to Cane Springs, a natural flowing spring approximately 1,000 feet southwest of the Cactus Mill site, as well as the Cane Springs mine shaft located approximately ¼ mile south of the Cactus Mill.  We have reconstructed pipe lines from Cane Springs and the Cane Springs shaft to the Cactus Mill pilot plant.  Management believes the water from these two sources will be sufficient to operate the pilot plant and the proposed Cactus Mill leaching facility.  We have been granted a one cubic foot per second water right from the Utah Division of Water Rights to provide water to the proposed Kiewit heap leach facility, which management believes will be sufficient to operate the proposed facility.  We intend to construct a well adjacent to the facility to provide this water.  Prior work on this site by Dumont Nickel has identified water at a depth of approximately 350 feet.

We believe that the generators installed with the pilot plant will be sufficient to provide the power necessary to operate the facility.  We have installed an 8,000 gallon diesel fuel tank which we estimate will permit running time of approximately five weeks before refilling is required.  We are also negotiating with a utility to provide a permanent power source by running power lines to the property for leaching facilities and pilot mill.  We believe that all necessary easements are in place for installation of the power lines and estimate that the cost to install the lines would be approximately $13,000.  We are also exploring additional alternatives for power to the property.

Offices and Other Facilities

We do not maintain separate offices for the company.  Mr. Jorgensen, our CEO, provides office space in his home in Spokane, Washington, for our principal executive offices.  Monthly rent for this space is $500 and commenced October 1, 2010.  Mr. Havenstrite, our President, operates primarily on site at our mining property in Tooele County, Utah.  He also works from his office in Reno, Nevada.  Monthly rent for the office space in Reno is $500 and commenced October 1, 2009.  This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by him.  Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time.

We rent a core-logging facility located on the Tooele County airport grounds in Wendover, Utah.  The facility includes a separate core splitting and sawing room, field supply storage rooms and sufficient floor space for logging tables and racks to hold over 21,000 feet of HQ core boxes.  Monthly rent for this space is $350 and the rental arrangement is terminable at any time.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4.  MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this annual report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our Common Stock and it is not currently quoted or traded on any established public trading market.

Convertible Preferred Stock

In July 2010 the Company filed a Certificate of Designations with the State of Nevada to create 958,033 shares of Series A Preferred Stock.  The Series A Preferred Shares have voting rights with the common stock equal to the conversion value of the preferred shares into common shares.

In July 2010 the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group in connection with financing.  These preferred shares are convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to certain adjustments.

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock ten times the Series A-1 Issue Price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock ten times the Series A-2 Issue Price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 preferred stock is $0.70 per share and the conversion price of the Series A-2 preferred stock is $1.00.  If the Company issues or sell shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower sale or conversion price.  The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.

There are not currently any shares of A-1 stock outstanding.  At December 31, 2011, 100,000 shares of Series A-2 Preferred Shares were outstanding that are convertible by the holder into 1,000,000 shares of the Company’s common stock, subject to certain adjustments.  These shares were issued during the quarter ended June 30, 2011, in connection with the Fourth Amendment of the DMRJ Group financing arrangement.

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

Outstanding Option, Warrants, and Other Convertible Instruments

At December 31, 2011, we had no options or warrants outstanding, but we did have outstanding promissory notes convertible into shares of our Common Stock.  On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  As amended, the notes are convertible at any time at a rate of $0.70 per share.  The notes are due and payable on November 30, 2012.  On July 5, 2011, the Company entered into an agreement with West C Street, LLC and Ibearhouse, LLC, the holders of the convertible notes permitting payment of their monthly interest in stock rather than cash.

Unregistered Sales of Securities

During the quarter ended December 31, 2011, we issued 16,071 shares each to West C Street, LLC and Ibearhouse, LLC as the monthly payments of interest on their convertible notes.  A total of 53,574 shares were issued during 2011 as payment of interest on the convertible notes.  In addition, 32,142 shares were issued on January 5, 2012 for payment of accrued interest through December 31, 2011.  The shares were valued at $0.70 for payment of the interest.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

Holders

At March 7, 2012, we had approximately 629 holders of our Common Stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed OTC Stock Transfer, Salt Lake City, Utah, to act as the transfer agent of our Common Stock.  We act as our own transfer agent for the Series A, A-1, and A-2 Preferred Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock.  We do not anticipate paying any cash dividends to stockholders of our Common Stock in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

So long as we have any outstanding obligations to DMRJ Group under the provisions of our Investment Agreement, we are prohibited from declaring or paying any dividends, except on our Series A-1 and A-2 Preferred Stock.  In addition, we are prohibited from declaring a dividend on our Common Stock if at the time any dividends on our Series A-1 and A-2 Preferred Stock are unpaid.

The holders of the Series A-1 and A-2 preferred shares are entitled to quarterly dividends equal to 10% of our consolidated net income for each quarter that we report net earnings, commencing with the quarter beginning July 1, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

We are a mineral exploration company with proposed projects located in the Gold Hill Mining District in Tooele County, Utah.  We are currently focused on exploration and completing the permitting process for our Kiewit claims and construction of a heap leach facility near these claims.  Concentrates from our mill site have been processed at a smelter in Hayden, Arizona to extract any copper, gold, and silver from the mineralized material.  In addition, tungsten concentrates have been processed at a refinery in Buffalo, NY.

We were originally incorporated in the State of Idaho on November 5, 1957.  For several years the Company bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2008 we changed the domicile of the Company from the State of Idaho to the State of Nevada.  In May 2009 we raised funds to recommence mining activities.  In July 2009 we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah.  We hold leasehold interests within the Gold Hill Mining District consisting of 334 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and five Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  From these claims we have centered our exploration activities on the Yellow Hammer site, the Kiewit site, and the Rainbow Hill, Cane Springs, Lucy L, Oquirrh Springs, Rustler and Frankie sites.    We also hold eight unpatented lode mining claims in Yavapai County, Arizona, on which we have no current plans to conduct exploration.  We do not have any proven or probable reserves on any of our mineral claims or mining leases.

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”). According to the original terms of the agreement, DMRJ Group has committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company were due not later than July 14, 2012. These loan advances could only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  Advances for operations on the Kiewit project are conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  The Company received loan advances from DMRJ Group for total net principal due of $3,500,000 and $2,500,000 at December 31, 2011 and December 31, 2010, respectively.

Each principal advance amount bears interest of 15% per annum from the date of borrowing.  The Company is required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance is less than one year prior to the maturity date of the promissory note.  This prepayment of interest is nonrefundable if the Company prepays the advance or goes into default.  In addition, at the time the Company repays or prepays the advance, it is required to pay an additional amount equal to 20% of the principal amount being repaid or prepaid (payment date interest).

In July 2010, in connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  The Company recorded a discount to the loan proceeds in the amount of $669,664, which was valued based on the stock price of $.70 less the cash received for the preferred stock.

Loan advances made for the Yellow Hammer and Kiewit projects were subject to mandatory prepayments by the Company.  Yellow Hammer advances were originally to be repaid, together with prepayment interest and any outstanding monthly interest, commencing on or before the fifth business day of the month beginning February 2011 and each month thereafter through September 2011.  Kiewit advances were to be repaid, together with prepayment interest and any outstanding monthly interest, beginning month seven after the initial advance on this project through month twelve.  However, due to the delays caused by the lengthy permitting process, the repayment dates have been deferred due to waivers, forbearances, and amendments to the initial Investment Agreement as stated in the following paragraphs.

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

On March 11, 2011, the Company entered into a Third Amendment to Investment Agreement with DMRJ Group.  This amendment allows the Company to make a further request for term loan advances under the Investment Agreement of up to $500,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  Two $125,000 term loan advances were received as part of this amendment. These advances are not deemed to be Kiewit Advances, which means that they are not subject to the mandatory prepayment requirements under the Investment Agreement.

The Company failed to make its mandatory prepayment of $1,011,616 to DMRJ Group on April 7, 2011, as required pursuant to the Investment Agreement with DMRJ Group, and thus entered into a Fourth Amendment.

On April 21, 2011, the Company entered into a Fourth Amendment to Investment Agreement with DMRJ Group.  This amendment allowed the Company to receive a term loan advance under the Investment Agreement of $625,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance is not deemed to be a Kiewit Advance, which means that it is not subject to the mandatory prepayment requirements under the Investment Agreement.  The Amendment also eliminates the requirement of the Investment Agreement to make mandatory prepayments for the Yellow Hammer advances.

The total due to DMRJ at December 31, 2011 is summarized as follows:

		December 31
		2011		2010
Note Payable - DMRJ	$		$
Yellow Hammer		2,500,000		2,500,000
Term Loan Advances		1,000,000		-
Total before discount		3,500,000		2,500,000
Debt Discount		(53,062)		(876,469)
Total		3,446,938		1,623,531
Additions to initial principal due to default: Interest on note payable – Yellow Hammer		441,177		-
Accrued repayment premium – Yellow Hammer		588,235		-
Balance		4,476,350		1,623,531

Prepaid Interest on Notes Payable
Yellow Hammer Advances		-		441,175
Term Loan Advances		176,471		-
Total prepaid interest		176,471		441,175
Interest expense recognized		(76,344)		(334,868)
Balance		100,127		106,307

Accrued Repayment Premium on Notes Payable
Yellow Hammer Advances		-		588,235
Term Loan Advances		235,294		-
Total accrued repayment premium		235,294		588,235
Repayment premium amortized		(101,485)		(557,490)
Balance		133,809		30,745

Total balances relating to DMRJ notes		$4,710,286		$1,670,583

Results of Operations for the Years Ended December 31, 2011 and 2010

During the years ended December 31, 2011 and 2010, the Company had a net loss of $4,776,074 and 2,859,610, respectively.  This represents an increased net loss of $1,916,464 for the year ended December 31, 2011.  The increase in net loss for the year ended December 31, 2011 is attributable to the recognition of a loss on extinguishment of debt in the amount of $2,149,404, due to the restructuring of the DMRJ debt.  The loss on extinguishment represents the difference between the fair value of the amended note with DMRJ and the carrying value of the original note.  In addition, interest and financing costs for the year ended December 31, 2011, also increased by $663,170, along with a loss on the change in fair value of derivatives of $121,232 recognized in 2011.  These items were generally offset by the decrease in operating loss, as described below.  The operating loss for the year ended December 31, 2011, as compared to the year ended December 31, 2010, decreased by $1,016,596 due to the temporary operation of the mill resulting in the sale of concentrates, and to reductions in operating expense categories.

On March 1, 2011, the Company entered into a contract with Asarco, LLC to process approximately 200 tons of copper concentrates with silver and gold by-products.  These concentrates were processed at the Cactus Mill pilot plant.  Pursuant to this contract, the Company delivered 193 tons of concentrate by the end of December 2011 and received $852,850 in accordance with the revenue contract.  At December 31, 2011, all of the concentrates under this contract had been delivered to the smelter and all revenue had been received and recognized.  Royalties were paid to the Moeller Family Trust in the amount of $83,337 as a result of this contract.

In addition to the above contract, through December 31, 2011, the Company generated $117,055 in tungsten sales with 6% royalties paid or accrued to the Moeller Family Trust in the amount of $7,023.  Operations at the pilot plant have been temporarily suspended while efforts are focused on obtaining the necessary permits at the Kiewit site and to further exploration.

Mining severance tax will be due to the State of Utah in connection with the mineral sales, and is calculated based upon receipt of the proceeds.  At December 31, 2011, mining severance tax is accrued in the amount of $6,785.

Liquidity and Cash Flow

Net cash used by operating activities was $1,246,525 during the year ended December 31, 2011, compared with $2,009,884 during the year ended December 31, 2010.  The decrease in cash used by operating activities is primarily attributable to the increased losses that were non-cash related, such as the loss on extinguishment of debt and the accretion of discounts relating to the debt.

Net cash used by investing activities was $169,622 during the year ended December 31, 2011, compared to $349,268 during the year ended December 31, 2010.  The decrease in cash used by investing is attributable to a reduction in the purchase of fixed assets during the year ended December 31, 2011.

Net cash provided by financing activities was $1,264,688 during the year ended December 31, 2011, compared with $2,037,267 during the year ended December 31, 2010.  The decrease is primarily a result of reduced borrowing from DMRJ Group, along with the associated financing fees, during the year ended December 31, 2011.

As a result, cash decreased by $151,459 during the year ended December 31, 2011, leaving the Company with a cash balance of $415,090 as of December 31, 2011, as compared to an ending cash balance at December 31, 2010 of $566,549.

In February of 2012, the Company signed a letter of intent to form a joint venture with Shoshone Silver/Gold Mining, whereby the Company and Shoshone Silver/Gold Mining (“Shoshone”) would become 50/50 joint venture partners in the Gold Hill District properties currently controlled by the Company.  John Ryan, a former director of the Company, is the current chief financial officer and a director for Shoshone.  The agreement stipulates that Shoshone will contribute $10 million in project equity as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach.  Under the terms of the deal, Shoshone has a 120 day exclusive right to provide the $10 million funding, for which Desert Hawk has been paid a $100,000 nonrefundable deposit.

Under the terms of the Company’s fourth Amendment to the Investment Agreement with DMRJ Group, repayment of all loan advances is due in full during 2012.  Amortization of this loan requires payments of principal and interest as follows;

6/30/2012	$1,550,000
9/30/2012	$2,945,000
12/31/2012	$1,370,492
Total	$5,865,492

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business.  Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  See Note 2, “Summary of Significant Accounting Policies,” in our attached audited consolidated financial statements for a discussion of those policies.

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

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements.  Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties.  The Company uses assumptions about future costs, capital costs and reclamation costs.  Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates.  In calculating the present value of the asset retirement obligation the Company used a credit adjusted risk free interest rate of 10% and projected mine lives of 5 to 12 years, depending on the site.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.  At December 31, 2011, an Asset Retirement Obligation has been recorded in the amount of $57,502 for all of the Company’s Gold Hill properties.  For a breakdown by site, see Note 13 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have provided the financial statements required by this item immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 15, 2011, we dismissed Child, Van Wagoner & Bradshaw, PLLC as our independent accountant.  The reports of Child, Van Wagoner & Bradshaw, PLLC on our financial statements for the fiscal years ended December 31, 2010 and 2009 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit report of Child, Van Wagoner & Bradshaw, PLLC dated April 7, 2010, on our financial statements for the years ended December 31, 2010 and 2009 contained a “going concern” paragraph.   Our Board of Directors approved the dismissal on June 15, 2011.  In connection with our audits for its two most recent fiscal years ended December 31, 2010 and 2009, and for the period up to the date of dismissal, we have had no disagreements with Child, Van Wagoner & Bradshaw, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Child, Van Wagoner & Bradshaw, PLLC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on our financial statements for such years.  Child, Van Wagoner & Bradshaw, PLLC furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.  A copy of the letter is included as an exhibit to this report.

We engaged DeCoria, Maichel & Teague, PS. (“DM-T”) as our new independent accountants effective June 15, 2011.  During our two most recent fiscal years ended December 31, 2010, and through the date of the report disclosing the engagement of DM-T, neither we, nor anyone on our behalf, consulted with DM-T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that the new accountant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Robert Jorgensen, our chief executive officer and principal financial officer as of the year ended December 31, 2011, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon this evaluation, Mr. Jorgensen concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the year ended December 31, 2011, no information was required to be disclosed in a report on Form 8-K that was not reported during the period.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 7, 2012 the name and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years.  The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board.  The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Positions	Director Since	Employment Background
Robert E. Jorgensen	58	Chairman, CEO, Secretary & Treasurer	2001

Mr. Jorgensen has served as our Chairman and treasurer since February 2001; as a vice-president from November 2001 until October 2004, as president from October 2004 until April 2009, and as CEO since April 2009.  He served as president of Monarch Gulf Exploration, an oil and gas exploration company, from January 2005 until late 2007.

Rick Havenstrite	53	Director & President	2009

Mr. Havenstrite has served as our President since April 2009 and has been employed by us to manage our mining operations since August 2009.  Since May 1999 he has been the co-owner and president of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC,.  From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, a exploration mining company, as vice-president of operations on the Milford Copper Project; from 1992 until 1996 he was general manager of Nevada operations for Arimetco Mining Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Nevmont Minerals, a small gold mining company, as manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a Mid-sized diversified mining company, as the mine manager and superintendent on the Alta Gold Buckskin Mine and the Robinson Mine in Utah; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as mine engineer of the Springer Tungsten Mine in Nevada and the Navaho Coal mine in New Mexico.  Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in mining engineering from the University of Reno Mackay School of Mines.  He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Daniel Small	42	Director	2011

Mr. Small has been a Managing Director of Platinum Management (NY) LLC, the advisor to Platinum Partners Value Arbitrage Fund LP, a multi-strategy investment fund since 2007.  Prior thereto he was a Senior Analyst at Glenview Capital Management, a long short- equity hedge fund from 2004 to 2007.  Mr. Small was a Director in the Strategic Risk Group, a proprietary investment platform at Merrill Lynch from 2003 to 2004.  Mr. Small was a Senior Analyst at Troubh Partners, a long short-equity hedge fund from 2000 to 2002.  He graduated magna cum laude with a B.S.E. from the Wharton School and received a J.D. from the University of Pennsylvania Law School.  Mr. Small has served as a director of our company since May 2011.  He has also served on the board of Black Elk Energy Offshore Operations LLC since 2009.

David Levy	27	Director	2011

Mr. Levy was appointed to our Board of Directors in May, 2011.  He is a member of the private placement group at the investment advising firm of Platinum Management (NY) LLC, where he has participated in over 25 capital raising transactions for public and private corporations.  He specializes in structuring and negotiating financings at all levels of the capital structure through extensive industry research financial analysis and modeling.  Mr. Levy graduated with honors from Sy Syms School of Business of Yeshiva University.

Eric L. Moe	47	Director	2010

Mr. Moe has been the president and a director of RMJ, Inc., a small development stage oil and gas company, since 2008.  From 2005 until 2007 he was chief executive officer of Daybreak Oil & Gas, Inc., a small oil and gas company.  Since 1998 he has also been self-employed as a business consultant to public and private companies, including Desert Hawk Gold Corp. for which he has provided consulting services since 2007.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law.  We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2011, and we have not scheduled an annual meeting for the current year.  Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified.

Officers are to be elected by the Board of Directors at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

We are not aware of any legal proceedings in which any director, officer or affiliate of our company, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

Committees

We do not have compensation, audit, nominating, or other standing committees of the Board of Directors.

Nominating Procedures

Recommendations for candidates to stand for election as directors are made by the Board of Directors.  We have not adopted a policy which permits security holders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors.

Code of Ethics

On March 21, 2011, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary $	Stock Awards $	All Other Compensation $	Total $
Robert E. Jorgensen, CEO	2011	120,000	183,929(1)	6,000(2)	309,929
	2010	80,000	0	1,500(2)	81,500
Rick Havenstrite, President	2011	120,000	0	10,200(3)	130,200
	2010	100,615	0	9,250(3)	109,865
Eric Moe	2011	120,000	52,670	0	172,670
	2010	85,000	0	0	85,000

(1)

This amount is computed on the basis of the fair value computed in accordance with FASB ASC Topic 718.

(2)

Mr. Jorgensen received $6,000 in 2011 and $1,500 in 2010 as rent paid by the Company for office space in his home which we use for our principal executive office.  This space is provided at a cost of $500 per month commencing October 1, 2010, pursuant to a Rental Agreement dated effective October 1, 2010, between us and Mr. Jorgensen.

(3)

Mr. Havenstrite received $6,000 in 2011 and $7,500 in 2010 as rent paid by the Company for office space in Reno, Nevada.  He also received $4,200 in 2011 and $1,750 for an automobile allowance.

As of September 17, 2010, we owed Mr. Jorgensen $131,259 for unpaid salary accrued during prior years.  In accordance with the terms of the fourth amendment to the Investment Agreement with DMRJ Group, Mr. Jorgensen received 138,000 shares of stock in 2011 to fully satisfy this obligation for prior services.  In addition, Mr. Jorgensen and Mr. Moe each received 100,000 shares of stock valued at $52,670 each in 2011 as a bonus for amending the employment or consulting agreements, as applicable, in connection with this fourth amendment.

During 2011 and the last four months of 2010 we paid Mr. Jorgensen $10,000 per month in accordance with the terms of his employment agreement.  During the first eight months of 2010 we paid Mr. Jorgensen $5,000 per month for his services as our Chief Executive Officer pursuant to an employment arrangement with the Company.  Effective September 1, 2010, we entered into an employment agreement with Mr. Jorgensen.  On May 3, 2011, the employment agreement was amended.  As amended, the initial term of the agreement expires on April 12, 2012, with automatic one-year extensions unless notice is given by the Company 90 days prior to the termination of the initial term or any extended period.  Mr. Jorgensen is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company and actually devotes approximately 95% of his business time to our company.  Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time.  He devotes approximately 38 hours per week to our business and currently has no other material business commitments to which he devotes a substantive amount of his time.  The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  He is also entitled to a monthly car allowance of $500.

During 2011 we paid Mr. Havenstrite $10,000 per month each month and during the first eight months of 2010 we paid Mr. Havenstrite $8,000 per month for his services as our President.  In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our company.  The term of the agreement is for four years, with automatic one-year extensions unless notice is given by either party.  Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company.  Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time.  In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 80% of his time, or approximately 40 hours per week, to our business and approximately 20%, or 10 hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada.  He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us.  The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  In the event we terminate the agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay Mr. Havenstrite a severance package equal to three times the initial base salary if such termination occurs on or before August 31, 2011, and one and one-half times the largest annual base salary plus the largest annual performance compensation received by Mr. Havenstrite under the Agreement if such termination occurs after August 31, 2011, payable 75% within 30 days and the balance within 30 days of the first anniversary of the termination.

During 2011 and the last four months of 2010 we paid Mr. Moe $10,000 per month in accordance with the terms of his consulting agreement.  During the first eight months of 2010 we paid Mr. Moe $5,000 per month for his consulting services.  Effective September 1, 2010, we entered into a written consulting agreement with Mr. Moe which provides for a monthly payment of $10,000 and requires approximately 50% of Mr. Moe’s business time be dedicated to the business of our company.  On May 3, 2011, the consulting agreement was amended.  As amended, the initial term of the agreement expired on July 31, 2011, with automatic three-month extensions unless notice is given by the Company 30 days prior to the termination of the initial term or any extended period.  He is also required to notify us if any possible conflicts of interest arise with any other endeavors.  He devotes not less than 20 hours per week to our business and the balance of his business to RMJ, Inc., a small development stage oil and gas company.  He receives $10,000 per month, or $120,000 per year, under the consulting agreement.  He is also entitled to receive performance compensation of between 10% and 100% of the annual base cash compensation based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.

Equity Awards

As of December 31, 2011, there were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officers.

In July 2008 the Board of Directors adopted the Stock Option/Stock Issuance Plan, which was approved by the shareholders in August 2008.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 3,000,000 shares of Common Stock authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The plan is administered by the Board of Directors.  The persons eligible to participate in the plan are as follows: (a) employees of our company and its subsidiary; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to us or our subsidiary.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or our subsidiary, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until July 12, 2018, whichever is earlier.  The plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

In 2011, 383,000 shares of stock were issued under the Stock Option/Stock Issuance Plan.  25,000 shares were issued to an employee in accordance with his employment agreement, 20,000 shares were issued to former directors, as noted below, and 338,000 shares were issued to current directors, as detailed in the discussion above.

Compensation of Directors

Besides the compensation described above to executive officers, no compensation was paid to or earned by our directors during the last fiscal year ended December 31, 2011.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The Board has not adopted a policy to compensate directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 7, 2012, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class[1]
Robert E. Jorgensen 7115 North Division Street, Suite B #351 Spokane, WA 99208	1,066,500	12.75%
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	1,025,000[2]	12.25%
Eric L. Moe 8305 N. Colton Place Spokane, WA 99208	1,180,400	14.11%
Daniel Small Carnegie Hall Tower 152 West 57th Street New York, NY 10022	-	-
David Levy Carnegie Hall Tower 152 West 57th Street New York, NY 10022	-	-
Executive Officers and Directors as a Group (5 Persons)	3,271,900	39.12%
Clifton Mining Company[3] 80 West Canyon Crest Road Alpine, UT 84004	560,824	6.70%
Andrew and Karen Watling JTWROS 3567 Maidens Road Powhatan, VA 23139	464,000	5.55%
West C Street, LLC[4] Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	694,288[5]	7.82%
Ibearhouse, LLC[6] Kelley Price 7806 NE 10th Street Medina, WA 98039	694,288[7]	7.82%
DMRJ GROUP I, LLC[8] Carnegie Hall Tower 152 West 57th Street New York, NY 10022	1,958,033[9]	18.97%

* Less than 1%.

1 This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 7, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At March 7, 2012, we had 8,364,547 shares outstanding.

2 Includes 25,000 shares held by Mr. Havenstrite’s wife, Marianne Havenstrite.

3 Kenneth Friedman who has sole voting and investment power over these shares.

4 Richard Meadows has sole voting and investment power over these shares.

5 Includes 471,430 shares issuable upon conversion of the principal amount of an outstanding promissory note held by West C Street, LLC and 42,858 shares issuable upon conversion of the interest amount due for the promissory note as of March 7, 2012.

6 Kelley Price has sole voting and investment power over these shares.

7 Includes 471,430 shares issuable upon conversion of the principal amount of an outstanding promissory note held by Ibearhouse, LLC and 42,858 shares issuable upon conversion of the interest amount due for the promissory note as of March 7, 2012.

8 Mark Nordlicht has sole voting and investment power over these shares.

9 Consists of 958,033 shares of Series A Preferred Stock convertible into 958,033 shares of the Company’s common stock and 100,000 shares of Series A-2 Preferred stock convertible into 1,000,000 shares of the Company’s common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the fiscal year ended December 31, 2011, certain information with respect to compensation plans (including individual compensation arrangements) under which our Common Stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders[1]	-0-	--	2,030,333
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	2,030,333

1 Represents shares issuable under our 2008 Stock Option/Stock Issuance Plan.

In July 2008 the Board of Directors adopted the 2008 Stock Option/Stock Issuance Plan, which was approved by our shareholders in August 2008.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

In February 2010 we amended the plan to increase the number of shares available from 1,250,000 to 3,000,000 shares of Common Stock which are authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of further stock splits, stock dividends, and other situations.  So long as we have any outstanding obligations to DMRJ Group, we are restricted to granting options or issuing shares under the plan in excess of 1,100,000 shares, of which we have issued 969,667 shares as of January 27, 2012.

The plan is administered by the Board of Directors.  The persons eligible to participate in the plan are as follows: (a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to us or our subsidiary.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until July 12, 2018, whichever is earlier.  The plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2011, $86,347 was paid in royalties to Clifton Mining for concentrate sold.  Royalties are paid in the period when concentrate sales income is received.

In June 2011, an agreement was made with West C Street, LLC and Ibearhouse, LLC to begin paying the monthly interest pursuant to promissory notes due in stock rather than cash.  Beginning with the May interest payment, 5,358 shares of stock were issued to each of the two note holders for each month.  Total shares issued for interest payable in 2011 were 53,574, with an additional 32,142 shares accrued at December 31, 2011.

In December 2009 we entered into a consulting agreement with Stuart Havenstrite, the father of Rick Havenstrite, our President and a director.  Pursuant to the agreement Mr. Havenstrite has agreed to provide geological services for our mining project.  The term of the agreement is for one year and we have agreed to compensate him at his regular hourly fee, provided that the aggregate payable for any month shall not exceed $6,000.  Either party may terminate the agreement at any time for cause.  The agreement may be extended by the parties and thereafter cancelled without cause at any time.  Mr. Havenstrite was paid $39,185 in 2011 and $42,701 in 2010.

During 2011 and 2010, we paid $8,000 and $15,000 to RMH Overhead, LLC, an entity owned and controlled by Mr. Havenstrite, for accounting services performed by Ms. Havenstrite.  In 2011, Ms. Havenstrite became an employee and, during 2011, we paid $32,538 for office/accounting services to family members of Mr. Havenstrite.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group under which they agreed to provide loans of up to $6,500,000 and received 958,033 Series A Preferred Shares convertible into a like number of common shares.  As a result of this transaction, DMRJ Group became a 5% shareholder.  This agreement has been amended several times and our agreement with DMRJ is now governed by the Fourth Amendment to the Investment Agreement, dated May, 2011.  As part of these agreements, DMRJ has placed Daniel Small and David Levy, two of its principals, on our board of directors.

In July 2010 we issued 400,000 shares to John Ryan, one of our directors, for accepting appointment as a director and for his prior services as a director.  We valued these shares at $280,000.  Mr. Ryan resigned as a director on August 21, 2011.

On May 3, 2011 we issued 100,000 shares of our Series A-2 Preferred Stock to DMRJ Group under the terms of the Fourth Amendment to our Investment Agreement dated July 14, 2010, as previously amended.  These preferred shares are valued at $700,000 and are convertible into 1,000,000 shares of our common stock.

Independent Directors

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the NYSE Amex Equities (formerly known as the American Stock Exchange) to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our board of directors has determined that none of the directors would be considered to be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for the fiscal years ended December 31, 2011 and 2010 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2011	$35,000
2010	$36,400

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees.  We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns.  In 2011, we were billed $2,100 for income tax preparation.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm, of which there were none.  In 2011 we were billed $95 for other services.

Audit Committee

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Our Board of Directors believes that its current members have sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company.  The Board of Directors has determined that we do not have an audit committee financial expert, due to lack of funds.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Agreement and Plan of Merger dated December 30, 2009, with Blue Fin Capital, Inc.	S-1	333-169701	2.1/10.1	9/30/10
3.1	Amended and Restated Articles of Incorporation	S-1	333-169701	3.1	9/30/10
3.2	Certificate of Designation for Series A Preferred Stock	S-1	333-169701	3.2	9/30/10
3.3	Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	3.1	5/9/11
3.4	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
4.1	Registration Rights Agreement dated May 3, 2011	8-K	333-169701	4.1	5/9/11
10.2	2008 Stock Option/Stock Issuance Plan, including grant forms*	S-1	333-169701	4.3/10.2	9/30/10
10.3	Amended and Restated Lease and Sublease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company	S-1	333-169701	10.3	9/30/10

10.4	Contract Assignment and Surety Transfer Agreement dated September 30, 2009, with Clifton Mining Company	S-1	333-169701	10.4	9/30/10
10.5	Amended and Restated Lease Agreement effective July 24, 2009, with Moeller Family Trust	S-1	333-169701	10.5	9/30/10
10.6	Form of Promissory Note dated July 14, 2010, to DMRJ Group I, LLC	S-1	333-169701	10.7	9/30/10
10.7	Security Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.8	9/30/10
10.8	Pledge Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.9	9/30/10
10.9	Loan Agreement dated November 18, 2009, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.10	9/30/10
10.10	Amended Loan Agreement dated July 14, 2010, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.11	9/30/10
10.11	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with West C Street LLC	S-1	333-169701	10.12	9/30/10
10.12	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with Ibearhouse, LLC	S-1	333-169701	10.13	9/30/10
10.13	Employment Agreement dated September 1, 2010, with Robert E. Jorgensen*	S-1	333-169701	10.14	9/30/10
10.14	Amendment dated May 3, 2011, to Employment Agreement dated September 1, 2010, with Robert E. Jorgensen*					X
10.15	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.16	Consulting Agreement dated September 1, 2010, with Eric L. Moe*	S-1	333-169701	10.16	9/30/10
10.17	Amendment dated May 3, 2011, to Consulting Agreement dated September 1, 2010, with Eric L. Moe*					X
10.18	Consulting Agreement dated December 28, 2009 with Stuart Havenstrite	S-1	333-169701	10.17	9/30/10
10.19	Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.6	11.12/10
10.20	Rental Agreement effective October 1, 2010, with Robert E. Jorgensen	S-1A	333-169701	10.18	11.12/10
10.21	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11.12/10
10.22	Amendment dated November 8, 2010 to Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.20	11.12/10
10.23	Second Amendment to Investment Agreement dated February 25, 2011	8-K	333-169701	99.1	3/3/11
10.24	Forbearance Agreement dated March 6, 2011	8-K	333-169701	99.2	3/15/11
10.25	Third Amendment to Investment Agreement dated March 11, 2011	8-K	333-169701	99.1	3/15/11
10.26	Fourth Amendment to Investment Agreement dated May 3, 2011	8-K	333-169701	99.1	5/9/11
14.1	Code of Ethics adopted on March 21, 2011					X
16.1	Letter dated June 20, 2011 from Child, Van Wagoner, and Bradshaw, PLLC	8-K	333-169701	16.1	6/21/11
21.1	List of Subsidiaries	S-1	333-169701	21.1	9/30/10

23.1	Consent of DeCoria, Maichel & Teague, PS	X
23.2	Consent of Child, Van Wagoner & Bradshaw, PLLC	X
31.1	Rule 15d-14(a) Certification by Principal Executive and Financial Officer	X
32.1	Section 1350 Certification of Principal Executive and Financial Officer	X
95	Mine Safety Disclosure	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: April 2, 2012

By: /s/ Robert E. Jorgensen

       Robert E. Jorgensen, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Robert E. Jorgensen Robert E. Jorgensen	Director & CEO (Principal Executive, Financial, and Accounting Officer)	April 2, 2012
/s/ Rick Havenstrite Rick Havenstrite	President & Director	April 2, 2012
/s/ David Levy David Levy	Director	April 2, 2012
/s/ Daniel Small Daniel Small	Director	April 2, 2012
/s/ Eric L. Moe Eric L. Moe	Director	April 2, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Desert Hawk Gold Corp

We have audited the accompanying consolidated balance sheet of Desert Hawk Gold Corp  (An Exploration Stage Company) (“the Company”) as of December 31, 2011, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Desert Hawk Gold Corp (An Exploration Stage Company) as of December 31, 2011, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit through December 31, 2011. This factor raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague, PS

Spokane, Washington

March 23, 2012

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, UT

April 7, 2011

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
		(Restated – Note 14)
ASSETS
CURRENT ASSETS
Cash	$415,090	$566,549
Accounts receivable	66,883	-
Prepaid expenses and other current assets	32,764	42,153
Total Current Assets	514,737	608,702

PROPERTY AND EQUIPMENT, net of depreciation of $88,976 and $22,770 (Note 6)	377,757	404,819
MINERAL PROPERTIES AND LEASES (Notes 5 and 8)	894,668	777,735
RECLAMATION BONDS (Notes 5 and 8)	149,981	80,302

TOTAL ASSETS	$1,937,143	$1,871,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,771	$74,507
Accrued expenses	22,886	33,115
Accrued liabilities-officer wages (Note 8)	-	131,259
Derivative liability-put option (Notes 8 and 10)	25,193	26,396
Derivative liability-conversion option (Note 10)	230,714	-
Interest payable	419,559	-
Note payable-equipment	-	15,995
Notes payable-net of discount (Note 11)	4,476,350	1,623,531
Interest on notes payable-net of prepaid portion (Note 11)	100,127	106,307
Accrued repayment premium on note payable-net of prepaid portion (Note 11)	133,809	-
Convertible debt-net of discount (Note 9)	534,764	-
Total Current Liabilities	5,950,173	2,011,110

LONG-TERM DEBT
Accrued repayment premium on note payable-net of prepaid portion (Note 11)	-	30,745
Convertible debt-net of discount (Note 9)	-	465,444
Asset retirement obligation (Note 13)	57,502	-
	57,502	496,189

TOTAL LIABILITIES	6,007,675	2,507,299

COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 100,000 shares issued and outstanding	100	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,314,883 and 7,586,411 shares issued and outstanding, respectively	8,316	7,587
Additional paid-in capital	5,058,563	3,718,109
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(8,121,878)	(3,345,804)
Total Stockholders' Equity (Deficit)	(4,070,532)	(635,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,937,143	$1,871,558

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			May 1, 2009
			(Inception of
	Year Ended		Exploration Stage)
	December 31,	December 31,	to December 31,
	2011	2010	2011
		(Restated – Note 14)
INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$969,905	$-	$969,905

EXPENSES
General project costs	1,181,889	-	1,485,745
Exploration expense	240,176	668,782	1,370,584
Consulting	180,670	194,642	462,404
Officers salaries and directors fees	309,486	464,267	840,935
Legal and professional	88,085	203,819	364,448
General and administrative	189,702	757,096	445,540
Depreciation	67,573	15,666	90,343
	2,257,581	2,304,272	5,059,999

OPERATING LOSS	(1,287,676)	(2,304,272)	(4,090,094)

OTHER INCOME (EXPENSE)
Interest income and other income	3,794	4,183	63,986
Change in fair value of derivatives	(121,232)	-	(121,232)
Loss on extinguishment of debt (Note 11)	(2,149,404)	-	(2,149,404)
Gain (loss) on sale of investment	-	(1,135)	(1,135)
Financing expense	(532,562)	(290,201)	(847,763)
Interest expense	(688,994)	(268,185)	(976,236)
	(3,488,398)	(555,338)	(4,031,784)

LOSS BEFORE INCOME TAXES	(4,776,074)	(2,859,610)	(8,121,878)
INCOME TAXES	-	-	-

NET LOSS	$(4,776,074)	$(2,859,610)	$(8,121,878)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.60)	$(0.39)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	7,966,110	7,287,675

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Accumulated	Accumulated	Total
	Preferred Stock		Common Stock		Additional	Deficit prior to	Deficit during	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Exploration Stage	Exploration Stage	Equity (Deficit)
Balance, December 31, 2008	-	$ -	1,867,348	$ 1,867	$ 931,525	$ (984,566)	$ -	$ (51,174)
Common stock issued for cash at $0.70 per share	-	-	1,436,300	1,436	1,003,974	-	-	1,005,410
					-	-	-	-
Common stock cancelled	-	-	(107,064)	(107)	(32,291)	-	-	(32,398)

Common stock issued for mineral lease at $0.70 per share	-	-	750,000	750	524,250	-	-	525,000

Common stock issued for reclamation contract at $0.70 per share	-	-	60,824	61	16,345	-	-	16,406

Common stock issued with convertible notes as financing incentive at $0.70 per share	-	-	300,000	300	209,700	-	-	210,000

Common stock issued for wages at $0.70 per share	-	-	50,000	50	34,950	-	-	35,000

Common stock issued to acquire subsidiary	-	-	2,713,636	2,714	(229)	-	-	2,485

Net income for the period ended December 31, 2009	-	-	-	-	-	(32,025)	(486,194)	(518,219)
Balance, December 31, 2009	-	-	7,071,044	7,071	2,688,224	(1,016,591)	(486,194)	1,192,510

Common stock issued for cash at $0.70 per share	-	-	3,700	4	2,586	-	-	2,590

Common stock issued for services at $0.70 per share	-	-	511,667	512	357,655	-	-	358,167

Preferred stock issued for cash at $.001 per share	958,033	958	-	-	669,644	-	-	670,602

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,859,610)	(2,859,610)
Balance, December 31, 2010	958,033	958	7,586,411	7,587	3,718,109	(1,016,591)	(3,345,804)	(635,741)

Common stock issued for cash at $1.15 per share	-	-	291,898	292	335,391	-	-	335,683

Common stock issued for services at $0.70 per share	-	-	383,000	383	267,717	-	-	268,100

Common stock issued for interest payable at $.70 per share	-	-	53,574	54	37,446	-	-	37,500

Preferred stock issued in connection with amendment to debt	100,000	100	-	-	699,900	-	-	700,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(4,776,074)	(4,776,074)
Balance, December 31, 2011	1,058,033	$ 1,058	8,314,883	$ 8,316	$ 5,058,563	$(1,016,591)	$(8,121,878)	$(4,070,532)

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			(Inception of
	Year Ended		Exploration Stage)
	December 31,	December 31,	to December 31,
	2011	2010	2011
		(Restated – Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,776,074)	$(2,859,610)	$(8,121,878)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	67,573	15,666	90,343
Common stock issued for services	136,842	358,167	530,009
Common stock issued for interest expense	37,500		37,500
Accretion of debt discounts	306,671	463,785	778,623
Accretion of prepaid interest liability	132,015	-	92,014
Accretion of repayment obligation	294,212	-	294,212
Change in fair value of derivatives	121,232	-	121,232
Loss on extinguishment of debt	2,149,404	-	2,149,404
(Gain) Loss on sale of marketable securities	-	1,135	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(66,882)	12,313	(66,882)
(Increase) decrease in prepaid expenses and current assets	9,389	(41,632)	(32,764)
Increase (decrease) in accounts payable	(67,737)	43,826	3,596
Increase (decrease) in accrued liabilities - officer wages	-	(10,000)	(40,691)
Increase (decrease) in accrued expenses	(10,229)	16,966	22,886
Increase (decrease) in interest payable	419,559	(10,500)	419,559
Net cash used by operating activities	(1,246,525)	(2,009,884)	(3,725,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40,511)	(387,883)	(452,104)
Payments on mineral leases	(59,432)	(250)	(309,681)
Acquisition of reclamation bonds	(69,679)	-	(107,180)
Notes receivable	-	-	27,500
Proceeds from marketable securities	-	38,865	48,920
Net cash used by investing activities	(169,622)	(349,268)	(792,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	1,000,000	2,500,000	3,500,000
Payment of note payable - equipment	(15,995)	-	(15,995)
Proceeds from issuance of common stock	335,683	2,590	1,343,683
Proceeds from issuance of preferred stock	-	958	958
Financing fees paid	(55,000)	(466,281)	(521,281)
Net cash provided by financing activities	1,264,688	2,037,267	4,907,365

NET INCREASE (DECREASE) IN CASH	(151,459)	(321,885)	389,443
CASH, BEGINNING OF PERIOD	566,549	888,434	25,647

CASH, END OF PERIOD	$415,090	$566,549	$415,090

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$30,000	$100,500	$130,500

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	210,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	15,995	15,995
Preferred stock issued in connection with debt amendment	700,000	-	700,000
Common stock issued for accrued liabilities-officer wages	131,259	-	131,259
Debt discount on preferred stock	-	669,644	-
Prepaid interest liability	-	441,175	441,175
Repayment premium obligations	-	588,325	588,325

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Exploration Stage Enterprise

Since the Company is in the exploration stage of operation, the Company’s financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a Securities and Exchange Commission filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this update is not anticipated to have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends Subtopic 820 to clarify the application of existing common fair value measurement and disclosure requirements.  ASU 2011-04 provides clarification for the following:

1.

the application of the highest and best use of valuation premise concepts;

2.

measuring the fair value of an instrument classified in shareholders' equity; and

3.

disclosures about fair value measurements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

1.

The amounts of and reasons for significant transfers in and out of Levels 1 and 2.

2.

Separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.

ASU 2010-06 also provides amendments to Subtopic 820-10 that clarify existing fair value measurement disclosures as follows:

1.

A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.

2.

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual periods beginning after December 15, 2011, except for the disclosures about fair value measurements.  Those disclosures are effective for fiscal years beginning after December 31, 2010.  Adoption of this guidance has not, and is not expected to have a material impact on the consolidated financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics.  The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These conditions did not have a material impact on the consolidated financial statements.

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

The Company accounts for stock based compensation to employees as required by ASC Topic 718 Compensation-Stock Compensation of the FASB Accounting Standards Codification, and stock based compensation to nonemployees as required by ASC Topic 505-50 Equity-Based Payments to Non-Employees.  Stock awards have been valued at fair value using recent share issuance prices for cash.   Options and warrants are valued using the Black-Scholes pricing model.  See Note 4.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, deferred tax assets and related valuation allowances.  Actual results could differ from those estimates.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815 Derivatives and Hedging.  This guidance requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value.  Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.

The Company currently does not use derivative instruments to manage its exposures to currency risk or interest rates.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  All derivative financial instruments are recognized in the balance sheet at fair value.  Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.  See Note 10.

Reclassifications

Certain reclassifications have been made to conform prior periods’ data to the current presentation.  These reclassifications have no effect on the results of reported operations or stockholders’ equity (deficit).

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Inventory

The Company values inventory at the lower of net production cost or net realizable value.  These costs were charged against Cost of sale or inventory based upon concentrate sold or remaining in inventory, respectively.

Marketable Securities

The Company accounts for marketable securities as required by ASC Topic 320 Investments – Debt & Equity.  At acquisition, an entity shall classify debt securities and equity securities into one of the following three categories:

•

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

•

Trading Securities – bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

•

Available for Sale – not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

Realized gains and losses on the sale of securities are recognized on a specific identification basis.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.  See Note 6.

Mineral Properties and Leases

The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.  See Note 5.

Mineral Exploration and Development Costs

The Company accounts for mineral exploration and development costs in accordance with ASC Topic 930 Extractive Activities - Mining.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on units of production basis over proven and probable reserves.

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

The Company recognized no increase in the liability for unrecognized tax benefits.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2011 or 2010.  See Note 12.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At December 31, 2011 and December 31, 2010, common stock equivalents outstanding are 1,275,001 and 1,328,575 shares, respectively, into which the convertible debt (Note 9) can be converted and 1,958,033 and 958,033, respectively, shares of common stock into which the preferred stock (Note 3), can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

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

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies.  The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets.  A corresponding asset is also recorded and depreciated over the life of the asset.  After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50 include cash, receivables, notes payable and debt.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011, and December 31, 2010.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

2011 Activity:

On February 15, 2011, the Company issued 25,000 shares of common stock valued at $0.70 per share or $17,500 in services. The shares were issued to an employee under the Company’s 2008 Stock Option/Stock Issuance Plan pursuant to the terms of the employee’s employment agreement with the Company.

On May 3 and May 10, 2011, the Company issued a total of 220,000 shares of common stock valued at $0.70 per share or $154,000 in services and 138,000 shares valued at $0.70 per share or $96,600 to satisfy accrued expenses for prior services.  The shares were issued to non-employees, who were current or prior directors, under the Company’s 2008 Stock Option/Stock Issuance Plan.

An equity financing was initiated during second quarter 2011.  At December 31, 2011, a total of $335,683 had been raised through sales of 291,898 shares of common stock as part of the offering. This offering continued until January 31, 2012.  An additional 17,522 shares of stock were issued in January 2012 resulting in $20,150 in additional proceeds.

2010 Activity

On January 14, 2010 the Company issued 3,700 shares of common stock valued at $.70 per share for cash of $2,590.

On July 31, 2010 the Company issued 500,000 shares of common stock valued at $.70 per share or $350,000 in services.  These shares were issued under the Company’s 2008 Stock Option/Stock Issuance Plan.

On September 3, 2010 the Company issued 11,667 shares of common stock valued at $.70 per share or $8,167 in services.  These shares were issued under the Company’s 2008 Stock Option/Stock Issuance Plan.

Preferred Stock

In July 2010 the Company filed a Certificate of Designations with the State of Nevada to create 958,033 shares of Series A Preferred Stock.  The Series A Preferred Shares have voting rights with the common stock equal to the conversion value of the preferred shares into common shares.

In July 2010 the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group in connection with financing.  See Note 11.  These preferred shares are convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to certain adjustments.

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.  See Note 11.  During the quarter ended June 30, 2011, 100,000 shares of Series A-2 Preferred Stock were issued.  At December 31, 2011, 100,000 shares of Series A-2 Preferred Shares are outstanding that are convertible by the holder into 1,000,000 shares of the Company’s common stock.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  The company also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of December 31, 2011, no dividends have been paid by the Company.

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock ten times the Series A-1 Issue Price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock ten times the Series A-2 Issue Price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 preferred stock is $0.70 per share and the initial conversion price of the Series A-2 preferred stock is $1.00.  If the Company issues or sells shares of its common stock, or grant options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower of sale or conversion price.  The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.

The Series A-1 and A-2 shares have the following rights and preferences:

•

Series A-1 and A-2 shares will accrue dividends of 10% of net income for each quarter the Company has consolidated net income.

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

•

Amending the Articles of Incorporation or Bylaws of the Company or its subsidiary;

•

Entering into another business;

•

Adopting a new equity compensation plan or amending the current plan;

•

Redeeming, retiring or acquiring the Company’s own securities;

•

Entering into any merger transaction, selling, licensing or transferring any of the Company’s assets, or pledging or granting a security interest in its assets;

•

Entering into any agreement or arrangement for the purchase of capital stock or a substantial portion of the assets of another entity or any type of joint venture or strategic alliance;

•

Declaring or paying any dividends on the Company’s equity securities;

•

Issuing any debt or equity securities, except in certain limited circumstances;

•

Entering into any insider transactions, except for transactions in the normal course of business, the payment of customary salaries or other standard employee benefit programs available to all employees;

•

Creating any subsidiaries;

•

Dissolving, liquidating, or reorganizing the Company;

•

Creating any new indebtedness in excess of $500,000 other than trade payables and the indebtedness created under the DMRJ Group Investment Agreement;

•

Fix or change the number of directors set in any resolution of the Board;

•

Making any loans or advances to any person other than ordinary business expenses not to exceed in the aggregate $15,000;

•

Granting any registration, preemptive, anti-dilution, or redemption or repurchase rights with respect to any securities; and

•

Borrowing against, pledging, assigning, modifying, cancelling or surrendering any key man insurance policy maintained by or for the Company.

•

The holders of record of the Series A-1 and Series A-2 shares, voting together as a single class, have the right to elect two directors of the Board, to remove any such directors elected by them and to fill any vacancy caused by the death, resignation or removal of such directors.  At December 31, 2011, two directors of the Board have been appointed by DMRJ.

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

There were initially 15,000,000 shares of common stock authorized for non-statutory and incentive stock option and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.  On April 3, 2009, the outstanding shares of common stock were reverse split at the rate of one-for-twelve, which reduced the number of shares authorized under the Plan to 1,250,000.  On February 28, 2010, the Plan was amended to increase the number of shares authorized under the Plan to 3,000,000.  At December 31, 2011, 2,030,333 shares remain in the Plan for future issuance.

During the year ended December 31, 2011 the Company issued 383,000 shares of its common stock as bonuses and for services under the Plan, including 338,000 shares to two directors and 45,000 shares to an employee and two former directors.  During the year ended December 31, 2010, the Company issued 511,667 shares of its common stock as bonuses and for services under the Plan, including 400,000 shares to a director, and 111,667 shares as bonuses to employees and consultants.  No options to purchase common shares have been issued under this Plan through December 31, 2011.

NOTE 5 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of December 31, 2011 and 2010 are as follows:

	2011	2010
Yellow Hammer Site
Initial Lease Fee	$175,000	$175,000
Mineral lease payment	584	-
Asset retirement obligation	30,908	-
Total	206,492	175,000

Kiewit, Cactus Mill and all other sites
Initial Lease Fee	600,000	600,000
Mineral lease payment	57,727	-
Asset retirement obligation	26,594	-
Total	684,321	600,000

Blue Fin claims
Initial Purchase Price	2,735	2,735
Mineral lease payment	1,120	-
Total	3,855	2,735

Total Mineral Properties and Leases	$894,668	$777,735

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting originally of 419 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and seven Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  In August 2010, as a result of further evaluation, the Company allowed certain of the claims and leases to lapse back to Clifton Mining.  The Company has retained 334 unpatented claims, including the unpatented mill site claim, 42 patented claims, and five Utah state mineral leases located on state trust lands.  All but four of these mining claims and leases were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.  Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  The Company intends to concentrate its exploration activities on the four patented Yellow Hammer claims, the Kiewit project consisting of seven of the unpatented Kiewit claims, Cane Springs, Oquirrh Springs, the Frankie, the Rustler, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and the Company anticipates conducting underground mining exploration in the future.  Annual lease fees are required on the 334 claims that make up the Company’s Gold Hill property.  Of these, four claims are within the Yellow Hammer site.  Annual claims fees are currently $140 per claim plus administrative fees.  For the year ended December 31, 2011, total claims fees for all properties were $58,311.

Kiewit Gold Project

The Company, through its lease agreement with Clifton Mining, has purchased all data, core samples and related reports from Dumont Nickel Inc. (which in 2010 changed its name to DNI Metals Inc. and was the former owner of the leases) associated with the aforementioned properties.  In addition, the Company has access to all data and related information available and held by Clifton Mining. Desert Hawk has made application for a Large Mining Operations Permit to construct a heap leach facility and commence exploration activities on these claims.  This permit is estimated to be issued mid-2012.

In January 2010 the Company submitted a notice of intent to commence large mining operations for three surface mines and a heap leach gold operation on the Kiewit unpatented claims.  In February 2010 the Company submitted a Plan of Operation to the Bureau of Land Management (BLM) and the Utah Division of Oil, Gas and Mining (DOGM) for exploratory drilling on the claims.  Issuance of these two permits is estimated for mid-2012.

Cactus Mill Plant

Located on the Cactus Mill plant are two process facilities, a 150 ton per day mill built by Woodman Mining and operated until the 1980’s.  The mill has equipment used to process copper, gold, silver, and tungsten ores from the district.  In addition there is a second facility constructed in the 1990’s for custom milling precious metals concentrates.  Equipment from both mills was used to construct a 240 ton per day pilot mill capable of recovering copper, gold, silver and tungsten ores initially extracted from the Yellow Hammer claims.  In September 2010 the Company completed its rebuild of the pilot mill and testing of the pilot plant was conducted.  Commencement of processing activities began in fourth quarter 2010.  Pursuant to the Company’s lease agreement with Clifton Mining, it has access to Cane Springs, a natural flowing spring approximately 1,000 feet above the Cactus Mill site, as well as the Cane Springs mine shaft located approximately one-quarter mile south of the Cactus Mill property.  The Company holds a permit from the Utah DOGM for the pilot plant which allows flotation and gravity concentration.  The Company has filed an application to amend its permit to operate the pilot mill to allow construction of a heap leach facility near the mill to process mineralized material from the Yellow Hammer claims.  Due to the extended response time from the permitting agencies, this application has temporarily been put on hold.

The Company commenced operation of the Cactus Mill pilot plant in November 2010, processed and then sold concentrates on a pilot test basis through December 2011.  Sales of gold, silver, copper and tungsten during 2011 were $969,905.

Yellow Hammer Claims

The Company holds a Small Mine Permit from the Utah DOGM and has posted reclamation bonds totaling $60,800.  This permit stipulates that the Company may conduct exploration or mining operations on these claims so long as such activities are limited to an area within nine acres.

Blue Fin Claims

Additionally, the Company, through its wholly-owned subsidiary, Blue Fin Capital, Inc., holds eight unpatented mining claims in Yavapai County, Arizona.  The Company has no current plans to explore these claims.

Exploration Expenditures

Exploration expenditures incurred by the Company during the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Assaying	$15,609	$14,021
Drilling	-	17,433
Equipment rental	-	205,881
Geological consulting fees/Permitting	217,439	260,474
Maps and miscellaneous	3,923	15,094
Metallurgy	-	20,812
Site development	-	56,573
Transportation	3,205	78,494
Total Exploration Expenditures	$240,176	$668,782

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to seven years.  The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2011	December 31, 2010
Equipment	$438,949	$403,275
Furniture and fixtures	4,268	798
Vehicles	23,516	23,516
Less accumulated depreciation	(88,976)	(22,770)

Total Property and Equipment	$377,757	$404,819

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $67,573 and $15,666, respectively.  In August 2010, the Company acquired equipment (included above) of $15,995 via an 8-month loan requiring $2,000 monthly payments plus 15% interest and applicable taxes.  The note was paid in full during 2011.

NOTE 7 – MARKETABLE SECURITIES

In March 2010, the Company received 20,000 shares of restricted common stock of Boyuan Construction Company.  These shares were valued at $40,000.  During the year ended December 31, 2010, the Company sold all of these shares for gross proceeds of $40,051, with selling commissions and fees of $1,186, for net proceeds to the Company of $38,865, resulting in a realized loss on the sale of $1,135.

NOTE 8 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, Moeller Family Trust received 250,000 shares of the Company’s restricted common stock.  If the Company does not place the Yellow Hammer property into commercial production within a three year period it will be required to make annual payments to the Trust of $50,000.  Under the terms of the Joint Venture agreement, the Company will be required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  The Company has incurred royalty expense of $90,360 as of December 31, 2011 associated with sales of concentrate during the year ended December 31, 2011 which is included in general project costs on the consolidated statement of operations.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the leasing of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture agreement, Clifton Mining Company received 500,000 shares of Desert Hawk common stock, and the Company will be required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company will also be required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposit into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.

In September 2009, the Company acquired all of the rights and interests of Clifton Mining in a $42,802 reclamation contract and cash surety deposit with the State of Utah DOGM for the property.  As consideration for Clifton Mining selling its interest in the reclamation contract and surety deposit, the Company issued 60,824 shares to Clifton Mining.  For a period of two years the Company has the right to repurchase the shares for $48,000, or during the 180-day period after this two year period, Clifton Mining will have the option to put the shares to the Company for $48,000.  The put option will expire on March 30, 2012.  In connection with the issuance of this put option, management concluded that the 60,824 shares should be recorded as a derivative liability, and not as equity.  See Note 10.

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

NOTE 9 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group.  See Note 11.  The notes are convertible into potentially 857,143 shares of common stock and principal and interest are due November 30, 2012, or 30 months from the date of issuance.  On November 18, 2009, the holders of the notes were issued 300,000 bonus shares at a rate of one share for each $2 loaned, resulting in a debt discount of $210,000 that is being amortized over the life of the loan.

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders have each been issued 26,787 shares of stock through December 2011, plus 16,071 each in January 2012, valued at $.70, to convert accrued interest for the months of May through December 2011.

In the event the Company fails to repay the loan or interest thereon in full on the maturity date, the Company will be required to issue an additional 300,000 shares of common stock.

NOTE 10 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets was as follows:

Derivative Instruments	December 31, 2011	December 31, 2010

Put option	$25,193	$26,396
Conversion option	$230,714	$-

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at December 31, 2011 and December 31, 2010:

	Number of Shares	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
December 31, 2011
Put option	60,824	116.41%	.06%	.164	$1.15
Conversion option	406,700	91.72%	.90%	.077	$1.15

December 31, 2010
Put option	60,824	117.00%	4.35%	1.164	$.70

NOTE 11 – DMRJ GROUP FUNDING

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”).  According to the original terms of the agreement, DMRJ Group committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company were due not later than July 14, 2012.  These loan advances could only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  Advances for operations on the Kiewit project were conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  The Company received loan advances from DMRJ Group for total principal due of $3,500,000 and $2,500,000 at December 31, 2011 and December 31, 2010, respectively.

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

In July 2010, in connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  The Company recorded a discount to the loan proceeds in the amount of $669,644, which was valued based on the stock price of $.70 less the cash received for the preferred stock.

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

Pursuant to a Security Agreement dated July 14, 2010, repayment of any advances made by DMRJ Group is collateralized by of the Company’s assets, including its shares of Blue Fin Capital, Inc., the Company’s wholly-owned subsidiary.

In connection with the DMRJ Group transaction, two of the Company’s convertible note holders, each of whom had loaned $300,000 to the Company on November 18, 2009, agreed to subordinate their debt to DMRJ Group.  In consideration for their agreement to subordinate their loans, the Company reduced the conversion price of the loans from $1.50 to $0.70 per share.  See Note 9.  All other material terms of the loans remain unchanged.

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

On March 6, 2011, the Company entered into a Forbearance Agreement with DMRJ Group pursuant to which DMRJ Group agreed to forbear until April 6, 2011, from exercising its rights and remedies with respect to an event of default by virtue of the Company’s failure to make a mandatory prepayment as required under the Investment Agreement.  The Company failed to make the mandatory prepayment to DMRJ Group on March 7, 2011, as required in the Investment Agreement.  Pursuant to the Forbearance Agreement if the Company cured this prepayment default on or prior to April 6, 2011; no default interest would be due with respect to the period between the date of the prepayment default and April 6, 2011.

On March 11, 2011, the Company entered into a Third Amendment to Investment Agreement with DMRJ Group.  This amendment allows the Company to make a further request for a term loan advance under the Investment Agreement of up to $500,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  Two $125,000 term loan advances were received as part of this amendment.  These advances are not deemed to be Kiewit Advances, which means that they are not subject to the mandatory prepayment requirements under the Investment Agreement.

The Company failed to make its mandatory prepayment of $1,011,616 to DMRJ Group on April 7, 2011, as required pursuant to the Investment Agreement with DMRJ Group, and thus entered into a Fourth Amendment.

On April 21, 2011, the Company entered into a Fourth Amendment to Investment Agreement with DMRJ Group.  This amendment allowed the Company to make a further request for a term loan advance under the Investment Agreement of up to $625,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance is not deemed to be a Kiewit Advance, which means that it is not subject to the mandatory prepayment requirements under the Investment Agreement.  The Amendment also eliminated the requirement of the Investment Agreement to make mandatory prepayments for the Yellow Hammer advances.

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

A summary of DMRJ Group-related amounts as of December 31, 2011 and December 31, 2010 is as follows:

		2011		2010
Note Payable - DMRJ	$		$
Yellow Hammer		2,500,000		2,500,000
Term Loan Advances		1,000,000		-
Total before discount		3,500,000		2,500,000
Debt Discount		(53,062)		(876,469)
Total		3,446,938		1,623,531
Additions to initial principal due to default: Interest on note payable – Yellow Hammer		441,177		-
Repayment premium – Yellow Hammer		588,235		-
		4,476,350		1,623,531

Prepaid Interest on Notes Payable
Yellow Hammer Advances		-		441,175
Term Loan Advances		176,471		-
Total prepaid interest		176,471		441,175
Interest expense recognized to date		(76,344)		(334,868)
		100,127		106,307

Accrued Repayment Premium on Notes Payable
Yellow Hammer Advances		-		588,235
Term Loan Advances		235,294		-
Repayment premium amortized to date		(101,485)		(557,490)
		133,809		30,745

Total balances relating to DMRJ notes		$4,710,286		$1,760,583

Accrued interest for the notes in the amounts of $397,059 and $0 was due at December 31, 2011 and December 31, 2010, respectively. The notes are due in 2012 with scheduled payments on June 30, 2012, September 30, 2012 and December 31, 2012.

The Fourth Amendment contained provisions for DMRJ Group to elect to convert the outstanding payable balances to shares of Series A-1 preferred stock (for the Yellow Hammer Advances) and Series A-2 Preferred Stock (for the Term Loan Advances).  See description of the Preferred Stock section of Note 3.

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.  The conversion rate of the Preferred Stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated with the amended agreement with an offset to the carrying value of the debt.  The assumptions used in the Black-Scholes option pricing model at May 3, 2011, are as follows: (1) dividend yield of 0%; (2) expected volatility of 96.8%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years.  The conversion option liability is adjusted to its fair value at the end of each reporting period with the change in fair value recognized in net loss.  The conversion option liability at December 31, 2011 and December 31, 2010 is recorded at $230,714 and $0, respectively.  See Note 10.

Also in connection with entering this Fourth Amendment the Company issued 100,000 shares of Series A-2 Preferred Stock valued at $700,000 to DMRJ Group.  The value was determined by calculating the number of common shares into which the Series A-2 preferred shares are convertible (1,000,000 common shares) times the fair value for shares of common stock on the date of issuance ($0.70).  The Company recognized the amount in the loss on extinguishment of debt related to the Fourth Amendment.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  The company also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of December 31, 2011, no dividends have been paid by the Company.

In the event the Company completes an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require the Company to pay 25% of the proceeds over $3,000,000 to satisfy the Company’s indebtedness to them.

NOTE 12 – PROVISION FOR INCOME TAXES

The Company did not recognize a tax provision (benefit) for the years ended December 31, 2011 and 2010 because the Company has net operating loss carry forwards.  A reconciliation of the tax benefit that would have been recognized using the Company’s statutory income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
Federal income tax benefit based on statutory rate	$ (1,624,000)	(34.0)%	$ (972,000)	(34.0)%
Effect of non-deductible items	74,000	1.6%	(230,000)	(8.0)%
Increase in valuation allowance	1,550,000	32.4%	1,202,000	42.0%
Total taxes on income (loss)	$ -	-%	$ -	-%

Significant components of the deferred tax assets for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax asset
Net operating loss carry forward	$2,100,000	$1,500,000
Exploration costs	100,000	100,000
Non-deductible finance-related costs	950,000	-
	3,150,000	1,600,000
Deferred tax asset valuation allowance	(3,150,000)	(1,600,000)
Net deferred tax asset	$-	$-

At December 31, 2011 and December 31, 2010, the Company has net operating loss carry forwards of approximately $6,200,000 and $4,400,000, respectively, which expire through 2030.  The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.  Deferred tax assets assume an effective tax rate of 34%, and are offset by a valuation allowance, which increased by approximately $1,550,000 and $1,051,000 during the years ended December 31, 2011 and 2010, respectively.

The Company has no tax position at December 31, 2011 or 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2011 or 2010.

NOTE 13 - REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements.  Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties.  The Company uses assumptions about future costs, capital costs and reclamation costs.  Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates.  In calculating the present value of the asset retirement obligation the Company used a credit adjusted risk free interest rate of 10% and projected mine lives of 5 to 12 years, depending on the site.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.  At December 31, 2011, an asset retirement obligation has been recorded in the amount of $57,502 for all of the Company’s Gold Hill properties.  This amount is broken down by site as detailed below:

Yellow Hammer Small Mine

During 2010 the Company engaged in permitted open pit mining operations at the Yellow Hammer property.  The Small Mines permit at Yellow Hammer restricts ground disturbance to a total maximum of nine acres.  The current bond for this project is $48,500.  Based on the present value calculations for the estimated five year mining plan, an asset retirement obligation and an asset retirement-related asset for this property in the amount of $30,908 has been recorded at December 31, 2011.

Kiewit Exploration Permit

This exploration site, which covers 2.4 acres, will be re-seeded and re-graded when abandoned.  The current bond amount is $15,900. Based on the present value calculations for the estimated five year mining plan, an asset retirement obligation and an asset retirement-related asset in the amount of $10,461 has been recorded at December 31, 2011.

Cactus Mill Large Mine Permit

The Cactus Mill was used, on a test basis, to process ore from the Yellow Hammer site during 2011.  It is estimated that the mill could be used for many more years.  Upon abandonment, this site will need to be reclaimed, including demolition and removal of the mill site.  Based on the present value calculations for the estimated twelve year mining plan an asset retirement obligation and an asset retirement-related asset has been recorded at December 31, 2011 in the amount of $16,133.

The Company has no other known reclamation or remediation liabilities at December 31, 2011.

NOTE 14- RESTATEMENT

On August 2, 2011, management of the Company concluded that the financial statements for the year ended December 31, 2010, contained an error relating to the recording of financing-related expenses incurred during 2010.  Financing expenses in the amount of $466,281 were expensed in total during the year ended December 31, 2010.  Management subsequently determined that the financing expenses should have been recorded as a discount to the associated note payable and amortized over the term of the related note.  As a result, the previously issued financial statements for the year ended December 31, 2010 have been restated to reflect the appropriate accounting.  This restatement results in a net reduction in loss of $374,236, reducing the net loss for the year ended December 31, 2010 to $2,859,610.

The effect on the previously issued financial statements for the year ended December 31, 2010, is summarized as follows:

	As Initially Reported December 31, 2010	Correcting Entries	As Restated at December 31, 2010
At December 31, 2010
Total Assets	$1,871,558	$-	$1,871,558
Current Liabilities	$2,385,346	$(374,236)	$2,011,110
Long Term Liabilities	496,189	-	496,189
Equity	(1,009,977)	374,236	(635,741)
Total Liabilities and Shareholder’s Equity	$1,871,558	$-	$1,871,558

For the year ended December 31, 2010
Operating Loss	$(2,304,272)	$-	$(2,304,272)
Other Income (Expense)	(929,574)	374,236	(555,338)
Net Loss	$(3,233,846)	$374,236	$(2,859,610)

Basic and Diluted Loss Per Share	$(0.44)	$0.05	$(0.39)

NOTE 15 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company recognized rent expense of $6,000 and $1,500, respectively, that was paid to Robert Jorgensen, the Company’s chief executive officer.  Also, during the years ended December 31, 2011 and 2010, the Company recognized rent expense of $6,000 and $7,500, respectively, that was paid to Rick Havenstrite, the Company’s president and a director.

During 2011 and 2010, the Company paid $8,000 and $15,000, respectively, to RMH Overhead, LLC, an entity owned and controlled by Rick Havenstrite, for accounting services performed by his wife, Marianne Havenstrite.  During the year ended December 31, 2011, the Company also paid $32,538 for office and accounting services performed by family members of Mr. Havenstrite.

During the years ended December 31, 2011 and 2010, the Company recognized expense of $39,185 and $42,701, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite.

NOTE 16 – SUBSEQUENT EVENTS

In February of 2012, the Company signed a letter of intent to form a joint venture with Shoshone Silver/Gold Mining, whereby the Company and Shoshone Silver/Gold Mining (“Shoshone”) would become 50/50 joint venture partners in the Gold Hill District properties currently controlled by the Company.  John Ryan, a former director of the Company, is the current chief financial officer and a director for Shoshone.  The agreement stipulates that Shoshone will contribute $10 million in project equity as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach.  Under the terms of the deal, Shoshone has a 120 day exclusive right to provide the $10 million funding, for which the Company has been paid a $100,000 nonrefundable deposit