Form 10-Q
period 2012-03-31
Desert Hawk Gold Corp.
filed 2012-05-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

   X  . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2012: 8,396,689.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$328,872	$415,090
Accounts Receivable	-	66,883
Prepaid expenses and other current assets	63,933	92,195
Total Current Assets	392,805	574,168

PROPERTY AND EQUIPMENT , net of accumulated depreciation of $106,188 and $88,976	360,544	377,757
MINERAL PROPERTIES AND LEASES (Note 4)	835,556	835,237
RECLAMATION BONDS (Note 4)	150,581	149,981

TOTAL ASSETS	$1,739,486	$1,937,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$56,542	$6,771
Accrued expenses	16,489	22,886
Deposit on joint venture agreement	100,000	-
Derivative liability-put option (Notes 4 and 7)	-	25,193
Derivative liability-conversion option (Notes 7 and 9)	249,076	230,714
Interest payable	533,824	419,559
Notes payable-net of discount (Note 8)	4,819,927	4,710,286
Convertible debt-net of discount (Note 6)	552,264	534,764
Total Current Liabilities	6,328,122	5,950,173

LONG-TERM DEBT
Asset retirement obligation	59,261	57,502

TOTAL LIABILITIES	6,387,383	6,007,675

COMMITMENTS (Note 9)

STOCKHOLDERS' DEFICIT (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,396,689 and 8,314,883 shares issued and outstanding, respectively	8,398	8,316
Additional paid-in capital	5,123,631	5,058,563
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(8,764,393)	(8,121,878)
Total Stockholders' Deficit	(4,647,897)	(4,070,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,739,486	$1,937,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Three Months Ended		Exploration Stage)
	March 31,	March 31,	to March 31,
	2012	2011	2012

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$-	$215,000	$969,905

EXPENSES
General project costs	61,873	-	1,547,618
Exploration expense	93,191	333,871	1,463,775
Consulting	38,940	31,000	501,344
Officers and directors fees	60,769	53,462	901,704
Legal and professional	38,854	22,541	403,303
General and administrative	52,100	284,916	497,640
Depreciation	17,213	17,081	107,555
	362,940	742,871	5,422,939

OPERATING LOSS	(362,940)	(527,871)	(4,453,034)

OTHER INCOME (EXPENSE)
Interest and other income	-	15	63,986
Change in fair value of derivatives	6,831	-	(114,401)
Loss on extinguishment of debt (Note 8)	-	-	(2,149,404)
Gain or loss on sale of investment	-	-	(1,135)
Financing expense	(71,469)	(255,945)	(919,232)
Interest expense	(214,937)	(135,679)	(1,191,173)
	(279,575)	(391,609)	(4,311,359)

LOSS BEFORE INCOME TAXES	(642,515)	(919,480)	(8,764,393)
INCOME TAXES	-	-	-

NET LOSS	$(642,515)	$(919,480)	$(8,764,393)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	8,356,780	7,598,633

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Three Months Ended		Exploration Stage)
	March 31,	March 31,	to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(642,515)	$(919,480)	$(8,764,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	17,213	17,081	107,556
Common stock issued for services	-	17,500	530,009
Common stock issued for interest expense	22,500	-	60,000
Accretion of debt-related discounts	127,141	368,125	1,291,990
Accretion of asset retirement obligation	1,440	-	1,440
Change in fair value of derivatives	(6,831)	-	114,401
Loss on extinguishment of debt	-	-	2,149,404
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	66,883	(215,000)	-
(Increase) decrease in prepaid expenses and other current assets	28,262	(5,500)	(4,502)
Increase (decrease) in accounts payable	49,771	(2,318)	53,368
Increase (decrease) in deposit on joint venture	100,000	-	100,000
Increase (decrease) in accrued liabilities - officer wages	-	5,000	(40,691)
Increase (decrease) in accrued expenses	(6,397)	(26,457)	16,489
Increase (decrease) in interest payable	136,765	7,500	556,324
Net cash used by operating activities	(105,768)	(753,549)	(3,831,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(15,469)	(452,104)
Purchase of trademark	-	(2,690)	(309,681)
Payments on mineral leases	-	-	(107,180)
Acquisition of reclamation bonds	(600)	-	26,900
Proceeds from marketable securities	-	-	48,920
Net cash used by investing activities	(600)	(18,159)	(793,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	-	250,000	3,500,000
Payment of note payable - equipment	-	(6,463)	(15,995)
Proceeds from issuance of common stock	20,150	-	1,363,833
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	-	(521,281)
Net cash provided by financing activities	20,150	243,537	4,927,515

NET INCREASE (DECREASE) IN CASH	(86,218)	(528,171)	303,225
CASH, BEGINNING OF PERIOD	415,090	566,549	25,647

CASH, END OF PERIOD	$328,872	$38,378	$328,872

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	210,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment	-	-	700,000
Common stock issued for accrued liabilities-officer wages	-	-	131,259
Prepaid interest liability	-	44,118	441,175
Repayment premium obligation	-	58,823	588,325
Common stock issued for accrued interest	22,500	-	22,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DESERT HAWK GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company.  On July 17, 2008 the Company merged with its wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada.  Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation and each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada).  On April 3, 2009, the Company filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp.

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

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  At March 31, 2012, common stock equivalents outstanding are 1,210,717 and 1,958,033 shares of common stock into which the convertible debt (see Note 6) and preferred stock (see Note 3), respectively, can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s net loss.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through March 31, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Reclassifications

Certain reclassifications have been made to conform the prior period’s data to the current presentation.  These reclassifications have no effect on the results of reported operations or stockholders’ deficit.

NOTE 3 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  All shares have equal voting rights and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

An equity financing was initiated in third quarter of 2011.  This financing raised $355,833 through sales of 309,420 shares of common stock.  This offering concluded January 31, 2012.   A separate financing was initiated February 20, 2012 for the sale of up to 2,000,000 shares of stock.  No sales have been recorded to date with this offering.

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

At March 31, 2012, 100,000 shares of Series A-2 Preferred Shares are outstanding that are convertible by the holder into 1,000,000 shares of the Company’s common stock.  These preferred shares were issued during the quarter ended June 30, 2011, in connection with the Fourth Amendment of the DMRJ Group financing arrangement (see Note 8).

NOTE 4 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Yellow Hammer Site
Initial Lease Fee	$175,000	$175,000
Asset retirement obligation	30,908	30,908
Total	205,908	205,908

Kiewit, Cactus Mill and all other sites
Initial Lease Fee	600,000	600,000
Asset retirement obligation	26,913	26,594
Total	626,913	626,594

Blue Fin Claims
Initial Purchase Price	2,735	2,735

Total	2,735	2,735

Total Mineral Properties and Leases	$835,556	$835,237

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting originally of 419 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and seven Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  In August 2010, as a result of further evaluation, the Company allowed certain of the claims and leases to lapse back to Clifton Mining.  The Company has retained 334 unpatented claims, including the unpatented mill site claim, 42 patented claims, and five Utah state mineral leases located on state trust lands.  All but four of these mining claims and leases were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.  Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  The Company intends to concentrate its exploration activities on the four patented Yellow Hammer claims, the Kiewit project consisting of seven of the unpatented Kiewit claims, Cane Springs, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and the Company anticipates conducting underground mining exploration in the future.  Annual lease fees are required on the 334 claims that make up the Company’s Gold Hill property.  Of these, four claims are within the Yellow Hammer site.  Annual claims fees are currently $140 per claim plus administrative fees.

Kiewit Gold Project

The Company, through its lease agreement with Clifton Mining, has purchased all data, core samples and related reports from Dumont Nickel Inc. (which in 2010 changed its name to DNI Metals Inc. and was the former owner of the leases) associated with the aforementioned properties.  In addition, the Company has access to all data and related information available and held by Clifton Mining.  Desert Hawk has made application for a Large Mining Operations Permit to construct a heap leach facility and commence exploration activities on these claims.  This permit is estimated by management to be issued mid-2012.

In January 2010 the Company submitted a Notice of Intent to Commence Large Mining Operations application for three surface mines and a heap leach gold operation on the Kiewit unpatented claims.  In February 2010 the Company submitted a Plan of Operation to the Bureau of Land Management and the Utah Division of Oil, Gas and Mining for exploratory drilling on the claims.  Issuance of these two permits is estimated for mid-2012.

Cactus Mill Plant

Located on the Cactus Mill site are two process facilities, a 150 ton per day mill built by Woodman Mining and operated until the 1980’s.  The mill has equipment used to process copper, gold, silver, and tungsten ores from the district.  In addition there is a second facility constructed in the 1990’s for custom milling precious metals concentrates.  Equipment from both mills was used to construct a 240 ton per day pilot mill capable of recovering copper, gold, silver and tungsten ores initially extracted from the Yellow Hammer claims.  In September 2010 the Company completed its rebuild of the pilot mill and testing of the pilot plan was conducted.  Commencement of processing activities began in fourth quarter 2010.  Pursuant to the Company’s lease agreement with Clifton Mining, it has access to Cane Springs, a natural flowing spring approximately 1,000 feet above the Cactus Mill site, as well as the Cane Springs mine shaft located approximately one-quarter mile south of the Cactus Mill property.  The Company holds a permit from the Utah Division of Oil, Gas and Mining for the pilot plant which allows flotation and gravity concentration.  The Company has filed an application to amend its permit to operate the pilot mill to allow construction of a heap leach facility near the mill to process mineralized material from the Yellow Hammer claims.  Due to the extended response time from the permitting agencies, this application has temporarily been placed on hold.

The Company commenced operation of the Cactus Mill pilot plant in November 2010, processed and sold concentrates on a pilot test basis through June of 2011.  Operations at the Cactus Mill pilot plant have been temporarily suspended.

Yellow Hammer Claims

The Company holds a Small Mine Permit for the Yellow Hammer site from the Utah Division of Oil, Gas and Mining and has posted reclamation bonds totaling $60,800.  This permit stipulates that the Company may conduct exploration or mining operations on these claims so long as such activities are limited to an area within nine acres.

Blue Fin Claims

Additionally, the Company, through its wholly-owned subsidiary, Blue Fin Capital, Inc., holds eight unpatented mining claims in Yavapai County, Arizona.  The Company has no current plans to explore these claims.

Exploration Expenditures

Exploration expenditures incurred by the Company during the three months ended March 31, 2012 and 2011 were as follows:

	March 31, 2012	March 31, 2011

Assaying	$11,469	$7,384
Permitting	81,683	-
Equipment rental	-	113,692
Geological consulting fees	-	53,766
Maps and miscellaneous	39	-
Site development	-	159,029
Total Exploration Expenditures	$93,191	$333,871

NOTE 5 – JOINT VENTURE

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone will acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI are that Shoshone will contribute $10 million in project equity, as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone will have a 120 day exclusive right to provide the $10 million, for which $100,000 is being advanced to us as a nonrefundable deposit.  Shoshone will also provide a $2 million, 10% interest loan, with a four year maturity, which bears a preferential payback from operational cash flow.  The two companies will be 50-50 partners on the entire project with a four man operating committee consisting of two members from each company.  The proceeds of the Shoshone transaction, scheduled to close in June 2012, would be used to retire the DMRJ debt as well as fund a portion of the heap leach operation.  The joint venture had not been finalized as of March 31, 2012 and the nonrefundable deposit received is recorded in current liabilities.

NOTE 6 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (see Note 8).  The notes are convertible into potentially 857,143 shares of common stock, and principal and interest are due November 30, 2012, or 30 months from the date of issuance.  On November 18, 2009, the holders of the notes were issued 300,000 bonus shares at a rate of one share for each $2 loaned, resulting in a debt discount of $210,000 that is being accreted over the life of the loan.

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders have been issued 58,929 shares of stock each, valued at $.70, to convert accrued interest for the months of May 2011 through March 2012.

In the event the Company fails to repay the loan or interest thereon in full on the maturity date of November 30, 2012, the Company will be required to issue an additional 300,000 shares of common stock.

NOTE 7 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets was as follows:

Derivative Instruments	March 31, 2012	December 31, 2011

Put option	Expired – 3/30/12	$25,193
Conversion option	$249,076	$230,714

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at March 31, 2012 and December 31, 2011:

	Number of Shares	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
March 31, 2012
Conversion option	411,450	132.48%	.15%	.52	$1.15

December 31, 2011
Put option	60,824	116.41%	.06%	.164	$1.15
Conversion option	407,435	91.72%	.90%	.77	$1.15

NOTE 8 – DMRJ GROUP FUNDING

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”).  According to the original terms of the agreement, DMRJ Group has committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company were due not later than July 14, 2012.  These loan advances could only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  Advances for operations on the Kiewit project are conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  The Company had received loan advances from DMRJ Group for total principal due of $3,500,000 at March 31, 2012 and December 31, 2011.

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

In July 2010, in connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  The Company recorded a discount to the DMRJ loan proceeds in the amount of $669,664, which was the common stock price of $.70 less the cash received for the preferred stock.

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

In connection with the DMRJ Group transaction, two of the Company’s convertible note holders, each of whom had loaned $300,000 to the Company on November 18, 2009, agreed to subordinate their debt to DMRJ Group.  In consideration for their agreement to subordinate their loans, the Company reduced the conversion price of the loans from $1.50 to $0.70 per share (see Note 6).  All other material terms of the loans remain unchanged.

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

A summary of DMRJ Group-related amounts as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Yellow Hammer Advances	$2,500,000	$2,500,000
20% accrued repayment obligation	588,235	588,235
15% accrued prepaid interest obligation	441,175	441,175
	3,529,410	3,529,410
Term Loan Advance Principal	1,000,000	1,000,000
20% accrued repayment obligation	235,294	235,294
15% accrued prepaid interest obligation	176,470	176,470
	1,411,764	1,411,764
Total principal	4,941,174	4,941,174
Less related discounts and unamortized balances	(121,247)	(230,888)

Carrying Value	$4,819,927	$4,710,286

This debt is all current in nature and is due in three installments (which include interest payable) of $1,550,000 on June 30, 2012, $2,945,000 on September 30, 2012 and $1,370,492 on December 31, 2012.

The Fourth Amendment contained provisions for DMRJ Group to elect to convert the outstanding payable balances to shares of Series A-1 preferred stock (for the Yellow Hammer Advances) and Series A-2 Preferred Stock (for the Term Loan Advances).  See description of the Preferred Stock in Note 3.

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.  The conversion rate of the Preferred Stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated with the amended agreement with an offset to the carrying value of the debt.  The assumptions used in the Black-Scholes option pricing model at May 3, 2011, were as follows: (1) dividend yield of 0%; (2) expected volatility of 96.8%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years.  The conversion option liability is adjusted to its fair value at the end of each reporting period with the change in fair value recognized in net income (loss).  The conversion option derivative liability at March 31, 2012 is recorded at $249,076 (see Note 7).

Also in connection with entering this Fourth Amendment the Company issued 100,000 shares of Series A-2 Preferred Stock valued at $700,000 to DMRJ Group.  The value was determined by calculating the number of common shares into which the Series A-2 preferred shares were convertible (1,000,000 common shares) times the current fair value for shares of common stock ($0.70).  The Company recognized the amount in the loss on extinguishment of debt related to the Fourth Amendment.

In the event the Company completes an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require the Company to pay 25% of the proceeds over $3,000,000 to satisfy our indebtedness to them.

NOTE 9 – COMMITMENTS

Joint Venture

On February 7, 2012, the Company signed a letter of intent with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone will acquire a 50% interest in our mineral properties located in Tooele County, Utah.  Details of this LOI are discussed above in Note 5.  The proceeds of the Shoshone transaction, scheduled to close in June 2012, would be used to retire the DMRJ debt as well as fund a portion of the heap leach operation.

Mining Properties

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, Moeller Family Trust received 250,000 shares of the Company’s restricted common stock.  If the Company does not place the Yellow Hammer property into commercial production within a three year period it will be required to make annual payments to the Trust of $50,000. Under the terms of the Joint Venture agreement, the Company will be required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  The Company has incurred royalty expense of approximately $90,360 associated with sales of concentrate during the year ended December 31, 2011.  Operations have been temporarily suspended and royalties are not currently accruing.

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

In September 2009, the Company acquired all of the rights and interests of Clifton Mining in a $42,802 reclamation contract and cash surety deposit with the State of Utah Division of Oil, Gas and Mining for the property covered by the joint venture.  As consideration for Clifton Mining selling its interest in the reclamation contract and surety deposit, the Company issued 60,824 shares to Clifton Mining.  For a period of two years the Company had the right to repurchase the shares for $48,000 or during the 180-day period after this two year period, Clifton Mining had the option to put the shares to the Company for $48,000.  In connection with the issuance of this put option, management concluded that the 60,824 shares should be recorded as a derivative liability, and not as equity.  The put option expired March 30, 2012.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.

NOTE 10 – SUBSEQUENT EVENTS

A financing was initiated February 20, 2012 for sales of up to 2,000,000 shares of stock.  No sales have been recorded to date with this offering.

[THIS SPACE INTENTIONALLY LEFT BLANK]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

Desert Hawk Gold Corp. (the “Company”) is an exploration stage company, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  None of our mining properties has any known reserves and our proposed programs on these properties are exploratory in nature.  Our proposed projects are located in the Gold Hill Mining District in Tooele County, Utah.

We were originally incorporated in the State of Idaho on November 5, 1957.  For several years the Company bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2008 we changed the domicile of the Company from the State of Idaho to the State of Nevada.  In May 2009 we raised funds to recommence mining activities.  In July 2009 we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District.

We are currently focused primarily on the permitting of the Kiewit and Clifton Shears projects.  Delays in the receipt of the Large Mine Permit required the suspension of operations at the Yellow Hammer Pit and the Cactus Mill.  Exploration and conformational analysis of past geological work is ongoing while we await the permits necessary for construction of the heap leach pad and mining the Kiewit.

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

Refurbishing of our Cactus Mill plant was completed in the fall of 2010 and processing of mineralized material was ongoing through December of 2011.  Operations were suspended in December 2011 due to the lack of a Large Mine Permit as well as difficulties recovering tungsten in the mill.  The tungsten recovery issues continue to be a work in progress but at a minimum, will require some modification to the existing mill circuit.

We have continued to conduct exploration activities through the first quarter of 2012.  Several veins within the Clifton Shears, including the Lion Vein, have been sampled with ongoing geological work taking place.  Confirmation work at the Frankie and continued exploration of the Rainbow Hill area have also been a priority.  We do not have any proven or probable reserves on any of our mineral claims or mining leases.

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses, of which we have $3,000,000 remaining available to us upon reaching certain milestones.  This debt is due in three installments on June 30, 2012, September 30, 2012 and December 31, 2012.

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone will acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI are that Shoshone will contribute $10 million in project equity, as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone will have a 120 day exclusive right to provide the $10 million, for which $100,000 is being advanced to us as a nonrefundable deposit.  The proceeds of the Shoshone transaction, scheduled to close in June 2012, would be used to retire the DMRJ debt as well as fund a portion of the heap leach operation.

Historically, we have incurred net losses for the years ended December 31, 2011 and 2010, and have also incurred a lossfor the three months ended March 31, 2012.  If we are unable to negotiate the Shoshone JV funding or a similar funding arrangement, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

First Quarter Highlights

In addition to ongoing exploration activities, the Company was focused on obtaining the remaining operational permits for the Kiewit, Clifton Shears, and Yellow Hammer ore bodies.  Utah Division of Oil, Gas and Mining (DOGM) continued to require additional independent test work related to the chemistry of the deposits.  That test work has been completed and is under review with DOGM.

The BLM initiated an EA (Environmental Assessment) of the project in December 2011.  JBR Consultants of Salt Lake City, Utah, is completing this review on behalf of the BLM.  JBR has set a target date of May 2012 as an estimated date of completion.

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone will acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI are that Shoshone will contribute $10 million in project equity, as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone will have a 120 day exclusive right to provide the $10 million, for which $100,000 is being advanced to us as a nonrefundable deposit.  Shoshone will also provide a $2 million, 10% interest loan, with a four year maturity, which bears a preferential payback from operational cash flow.  The two companies will be 50-50 partners on the entire project with a four man operating committee consisting of two members from each company.  The proceeds of the Shoshone transaction, scheduled to close in June 2012, would be used to retire the DMRJ debt as well as fund a portion of the heap leach operation.

During 2010 to 2011 draw advances totaling $3.5 million were obtained through a funding agreement with DMRJ Group.  No additional advances were taken during first quarter 2012.  Term loan advances under the terms of the Fourth Amendment, and all prior advances are due in three payments due on June 30, 2012, September 30, 2012, and December 31, 2012.  Total due under the terms of these advances, after associated discounts, as of March 31, 2012 is $4,819,927.  And in the event we complete an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require us to pay 25% of the proceeds over $3,000,000 to satisfy our indebtedness to them.  We also created Series A-1 and Series A-2 Preferred Stocks which are convertible into our common stock.  The Yellow Hammer loans may be converted by the investor, from time to time, to Series A-1 Preferred Stock, and the April Term Loan advances may be converted by the investor, from time to time, to Series A-2 Preferred Stock.  We also issued 100,000 shares of the Series A-2 Preferred Stock to DMRJ Group for entering into the Fourth Amendment.  As part of this 4th Amendment to the Investment Agreement, beginning July 1, 2011, quarterly dividends in the amount of 10% of income will be due to all preferred stockholders for each quarter that the Company has consolidated net income.  No dividends have become due as of March 31, 2012.

An equity financing was initiated in third quarter of 2011.  This financing raised $355,833 through sales of 309,420 shares of common stock.  This offering concluded January 31, 2012.   A separate financing was initiated February 20, 2012 for the sale of up to 2,000,000 shares of stock.  No sales have been recorded to date with this offering.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Operations were suspended in December 2011 due to the lack of a Large Mine Permit as well as difficulties recovering tungsten in the mill.  The tungsten recovery issues continue to be a work in progress but at a minimum, will require some modification to the existing mill circuit.

During the three months ended March 31, 2012, the Company had a net loss of $642,515 compared to a net loss of $919,480 during the three months ended March 31, 2011.  This represents a decreased net loss of $276,965 for the three months ended March 31, 2012 which is attributable to the reduction in expense categories due to cessation of pilot mill operations along with reduced exploration while awaiting the necessary permits.  The operating loss for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, decreased by $164,931 due to the scaled-back operations.

In addition, other expense, consisting mostly of interest and financing costs, for the three months ended March 31, 2012, decreased by $112,034.

Liquidity and Cash Flow

Net cash used by operating activities was $105,768 during the three month period ended March 31, 2012, compared with $753,549 during the three month period ended March 31, 2011.  The decrease in the amount of cash used by operating activities is primarily attributable to reduction in net loss from operations, reductions in exploration activities and suspension of mill operations.

Net cash used by investing activities was $600 during the three month period ended March 31, 2012, compared to $18,159 during the three month period ended March 31, 2011.  The decrease in cash used by investing is attributable to a reduction in the purchase of fixed assets during the three month period ended March 31, 2012.

Net cash provided by financing activities was $20,150 during the three month period ended March 31, 2012, compared with $243,537 during the three month period ended March 31, 2011.  Cash provided from financing for the three month period ended March 31, 2012 was from issuance of stock while cash provided during the three month period ended March 31, 2011 was primarily from DMRJ loan proceeds.  This debt is all current in nature and is due in three installments (which include interest payable) of $1,550,000 on June 30, 2012, $2,945,000 on September 30, 2012 and $1,370,492 on December 31, 2012.  A portion of the proceeds of the Shoshone joint venture transaction, scheduled to close in June 2012, would be used to retire the DMRJ debt. Negotiations have also begun with DMRJ Group regarding a future business relationship in the event that the joint venture with Shoshone is not finalized at June 30, 2012.

As a result of the above, cash decreased by $86,218 during the three month period ended March 31, 2012, leaving the Company with a cash balance of $328,872 as of March 31, 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Control and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2011 the Company entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  Since then, we have issued a total of 117,858 shares of stock, valued at $.70, to the note holders to convert accrued interest for the months of May 2011 through March 2012.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

In June 2011 we commenced a non-public offering of up to 4,000,000 shares of our common stock at $1.15 per share.  This financing concluded January 31, 2012 with sales of 309,420 shares of common stock for gross proceeds of $355,833.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  We filed a Form D with the Commission on July 18, 2011, for this offering.  Sales were made to a total of 14 investors, each of whom was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sales.

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

Date: May 10, 2012

By:  /s/ Robert E. Jorgensen

Robert E. Jorgensen, Chief Executive Officer

(Principal Executive and Financial Officer)