Form 10-Q
period 2012-06-30
Desert Hawk Gold Corp.
filed 2012-08-20
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of the issuer’s common stock, as of August 14, 2012: 8,428,831.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2012

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.  Controls and Procedures

21

PART II – OTHER INFORMATION

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 6.  Exhibits

23

SIGNATURES

24

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2012 (unaudited)	2011
ASSETS
CURRENT ASSETS
Cash	$72,849	$415,090
Accounts Receivable	-	66,883
Prepaid expenses and other current assets	50,504	92,195
Total Current Assets	123,353	574,168

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $123,590 and $88,976	343,142	377,757
MINERAL PROPERTIES AND LEASES (Note 4)	835,556	835,237
RECLAMATION BONDS (Note 4)	150,581	149,981

TOTAL ASSETS	$1,452,632	$1,937,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$33,489	$6,771
Accrued expenses	1,072	22,886
Deposit on joint venture agreement	100,000	-
Derivative liability-put option (Notes 4, 7 and 9)	-	25,193
Derivative liability-conversion option (Notes 7 and 8)	231,518	230,714
Interest payable	720,588	419,559
Notes payable-net of discount (Note 8)	4,885,112	4,710,286
Convertible debt-net of discount (Note 6)	569,764	534,764
Total Current Liabilities	6,541,543	5,950,173

LONG-TERM LIABILITIES
Asset retirement obligation	60,701	57,502

TOTAL LIABILITIES	6,602,244	6,007,675

COMMITMENTS (Note 9)

STOCKHOLDERS' DEFICIT (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 and 100,000 shares issued and outstanding, respectively	180	100
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,428,831 and 8,314,883 shares issued and outstanding, respectively	8,431	8,316
Additional paid-in capital	6,066,019	5,058,563
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(10,208,609)	(8,121,878)
Total Stockholders' Deficit	(5,149,612)	(4,070,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,452,632	$1,937,143

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
					Period from
					May 1, 2009
					(Inception of
	Three Months Ended		Six Months Ended		Exploration Stage)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2012	2011	2012	2011	2012

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$-	$669,580	$-	$884,580	$969,905

EXPENSES
General project costs	42,025	415,850	103,898	922,728	1,589,643
Exploration expense	66,328	85,580	159,519	129,636	1,530,103
Consulting	33,000	89,670	71,940	120,670	534,344
Officers and directors fees	46,154	136,837	106,923	190,298	947,858
Legal and professional	13,556	42,955	52,410	65,496	416,859
General and administrative	31,360	38,196	83,460	107,418	529,000
Depreciation	17,402	16,542	34,615	32,255	124,957
	249,825	825,630	612,765	1,568,501	5,672,764

OPERATING LOSS	(249,825)	(156,050)	(612,765)	(683,921)	(4,702,859)

OTHER INCOME (EXPENSE)
Interest and other income	-	-	-	15	63,986
Change in fair value of derivatives	17,558	23,328	24,389	23,328	(96,843)
Loss on extinguishment of debt (Note 8)	-	(2,149,404)	-	(2,149,404)	(2,149,404)
Gain or loss on sale of investment	-	-	-	-	(1,135)
Financing expense	(966,099)	(44,842)	(1,037,568)	(300,787)	(1,885,331)
Interest expense	(245,850)	(234,466)	(460,787)	(370,145)	(1,437,023)
	(1,194,391)	(2,405,384)	(1,473,966)	(2,796,993)	(5,505,750)

LOSS BEFORE INCOME TAXES	(1,444,216)	(2,561,434)	(2,086,731)	(3,480,914)	(10,208,609)
INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,444,216)	$(2,561,434)	$(2,086,731)	$(3,480,914)	$(10,208,609)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.17)	$(0.33)	$(0.25)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	8,397,046	7,827,960	8,376,802	7,719,002

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Six Months Ended		Exploration Stage)
	June 30,	June 30,	to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,086,731)	$(3,480,914)	$(10,208,609)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	34,615	32,255	124,958
Common stock issued for services	-	136,841	530,009
Common stock issued for interest expense	45,000	-	82,500
Preferred stock issued for financing agreement	920,000	-	920,000
Accretion of debt-related discounts	209,826	491,980	1,374,675
Accretion of asset retirement obligation	2,880	-	2,880
Change in fair value of derivatives	(24,389)	(23,328)	96,843
Loss on extinguishment of debt	-	2,149,404	2,149,404
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	(16,900)	-
(Increase) decrease in accounts receivable	66,883	(439,519)	-
(Increase) decrease in prepaid expenses and other current assets	41,691	20,079	8,927
Increase (decrease) in accounts payable	26,718	15,929	30,315
Increase (decrease) in accrued liabilities - officer wages	-	-	(40,691)
Increase (decrease) in accrued expenses	(21,814)	37,511	1,072
Increase (decrease) in interest payable	323,530	147,353	743,089
Net cash used by operating activities	(461,791)	(929,309)	(4,187,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,960)	(452,104)
Payments on mineral leases	-	-	(309,681)
Acquisition of reclamation bonds	(600)	(13,000)	(107,780)
Notes Receivable	-	-	27,500
Deposit on joint venture	100,000	-	100,000
Proceeds from marketable securities	-	-	48,920
Net cash provided (used) by investing activities	99,400	(22,960)	(693,145)

			Period from
			May 1, 2009
			(Inception of
	Six Months Ended		Exploration Stage)
	June 30,	June 30,	to June 30,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	-	1,000,000	3,500,000
Payment of note payable - equipment	-	(15,995)	(15,995)
Proceeds from issuance of common stock	20,150	-	1,363,833
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	(55,000)	(521,281)
Net cash provided by financing activities	20,150	929,005	4,927,515

NET INCREASE (DECREASE) IN CASH	(342,241)	(23,264)	47,202
CASH, BEGINNING OF PERIOD	415,090	566,549	25,647

CASH, END OF PERIOD	$72,849	$543,285	$72,849

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	210,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Common stock issued for accrued liabilities-officer wages	-	-	131,259
Prepaid interest liability	-	-	441,175
Repayment premium obligation	-	-	588,325
Common stock issued for accrued interest	22,500	-	45,000

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

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  At June 30, 2012, common stock equivalents outstanding are 1,178,575 and 2,038,033 shares of common stock into which the convertible debt (see Note 6) and preferred stock (see Note 3), respectively, can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s net loss.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through June 30, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

An equity financing was initiated in third quarter of 2011.  This financing raised $355,833 through sales of 309,420 shares of common stock.  This offering concluded January 31, 2012.   A separate equity financing was initiated February 20, 2012 for the sale of up to 2,000,000 shares of stock.  No sales were recorded in conjunction with this offering, which ended June 30, 2012.

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

In connection with the Fourth Amendment to the DMRJ Group funding (see Note 8), on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.  During the quarter ended June 30, 2011, 100,000 shares of Series A-2 Preferred stock were issued in connection with this Fourth Amendment.  These shares are convertible by the holder into 1,000,000 shares of the Company’s common stock, subject to the beneficial ownership rules detailed below.

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

In connection with the Forbearance Agreement of the DMRJ Group funding arrangement (see Note 8) dated June 29, 2012, an additional 80,000 shares of Series A-2 Preferred stock were issued.  These shares are convertible by the holder into 800,000 shares of the Company’s common stock, subject to the beneficial ownership rules mentioned above.

NOTE 4 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Yellow Hammer Site
Initial Lease Fee	$175,000	$175,000
Asset retirement obligation	30,908	30,908
Total	205,908	205,908

Kiewit, Cactus Mill and all other sites
Initial Lease Fee	600,000	600,000
Asset retirement obligation	26,913	26,594
Total	626,913	626,594

Blue Fin Claims
Initial Purchase Price	2,735	2,735

Total	2,735	2,735

Total Mineral Properties and Leases	$835,556	$835,237

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting originally of 419 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and seven Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  In August 2010, as a result of further evaluation, the Company allowed certain of the claims and leases to lapse back to Clifton Mining.  The Company has retained 334 unpatented claims, including the unpatented mill site claim, 42 patented claims, and five Utah state mineral leases located on state trust lands.  All but four of these mining claims and leases were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.  Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  The Company intends to concentrate its exploration activities on the four patented Yellow Hammer claims, the Kiewit project consisting of seven of the unpatented Kiewit claims, Cane Springs, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and the Company anticipates conducting underground mining exploration in the future.  Annual lease fees are required on the 334 claims that make up the Company’s Gold Hill property.  Of these, four claims are within the Yellow Hammer site.  Annual claims fees are currently $140 per claim plus administrative fees.  The Company intends to renew 299 of the above claims in August 2012, at a total cost of about $42,000.

Kiewit Gold Project

The Company, through its lease agreement with Clifton Mining, has purchased all data, core samples and related reports from Dumont Nickel Inc. (which in 2010 changed its name to DNI Metals Inc. and was the former owner of the leases) associated with the aforementioned properties.  In addition, the Company has access to all data and related information available and held by Clifton Mining.  Desert Hawk has made application for a Large Mining Operations Permit to construct a heap leach facility and commence exploration activities on these claims.  This permit is estimated by management to be issued in the fall of 2012.

In January 2010 the Company submitted a Notice of Intent to Commence Large Mining Operations application for three surface mines and a heap leach gold operation on the Kiewit unpatented claims.  In February 2010 the Company submitted a Plan of Operation to the Bureau of Land Management and the Utah Division of Oil, Gas and Mining for exploratory drilling on the claims.  Issuance of these two permits is estimated for fall of 2012.

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

Exploration Expenditures

Exploration expenditures incurred by the Company during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Assaying	$1,133	$4,836	12,602	$12,220
Permitting	-	65,731	146,840	82,697
Equipment rental	-	-	-	-
Geological consulting fees	-	13,305	-	28,105
Maps and miscellaneous	38	1,708	77	6,614
Site development	65,157	-	-	-
Total Exploration Expenditures	$66,328	$85,580	$159,519	$129,636

NOTE 5 – JOINT VENTURE

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI were that Shoshone would contribute $10 million in project equity, as well as a $2 million project loan to have been used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone had a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  Shoshone would also provide a $2 million, 10% interest loan, with a four year maturity, which bears a preferential payback from operational cash flow.  The two companies would have been 50-50 partners on the entire project with a four man operating committee consisting of two members from each company.  The proceeds of the Shoshone transaction, which was originally scheduled to close in June but had been extended to September 30, 2012, would have been used to retire the DMRJ Group debt as well as fund a portion of the heap leach operation.  The joint venture had not been finalized as of June 30, 2012 and an additional deposit of $200,000 had been agreed to as of June 29, 2012 to extend the agreement to joint venture the property until September 30, 2012.  $100,000 of these additional proceeds was received by the Company on July 9, 2012 with the remaining $100,000 to have been received on or before July 31, 2012.  The July 31, 2012 payment was not received and Shoshone has notified the Company that it will not be funding the additional $100,000.  Effective July 31, 2012 the joint venture agreement is no longer in effect.

These joint venture transactions have resulted in an event of default in regard to the DMRJ Group note payable.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.  See Note 8.

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

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders have been issued 75,000 shares of stock each, valued at $.70, to convert accrued interest for the months of May 2011 through June 2012.

In the event the Company fails to repay the loan or interest thereon in full on the maturity date of November 30, 2012, the Company will be required to issue an additional 300,000 shares of common stock.  Funding of these notes payable is under discussion as part of the negotiations with DMRJ Group regarding a future business relationship.  See Note 8.

NOTE 7 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets was as follows:

Derivative Instruments	June 30, 2012	December 31, 2011

Put option	Expired – 3/30/12	$25,193
Conversion option	$231,518	$230,714

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at June 30, 2012 and December 31, 2011:

	Number of Shares	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
June 30, 2012
Conversion option	413,021	128.73%	.13%	.38	$1.15

December 31, 2011
Put option	60,824	116.41%	.06%	.164	$1.15
Conversion option	407,435	91.72%	.90%	.77	$1.15

NOTE 8 – DMRJ GROUP FUNDING

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”).  According to the original terms of the agreement, DMRJ Group has committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company were due not later than July 14, 2012.  These loan advances could only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  Advances for operations on the Kiewit project are conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  The Company had received loan advances from DMRJ Group for total principal due of $3,500,000 at June 30, 2012 and December 31, 2011.

Each principal advance amount bears interest of 15% per annum from the date of borrowing.  The Company was required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance is less than one year prior to the maturity date of the promissory note.  This prepayment of interest was nonrefundable if the Company prepays the advance or goes into default.  In addition, at the time the Company repays or prepays the advance, it was required to pay an additional amount equal to 20% of the principal and interest amount being repaid or prepaid.

In July 2010, in connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  The Company recorded a discount to the DMRJ Group loan proceeds in the amount of $669,664, which was the common stock price of $.70 less the cash received for the preferred stock.

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

In connection with the DMRJ Group transaction, both of the Company’s convertible note holders, each of whom had loaned $300,000 to the Company on November 18, 2009, agreed to subordinate their debt to DMRJ Group.  In consideration for their agreement to subordinate their loans, the Company reduced the conversion price of the loans from $1.50 to $0.70 per share (see Note 6).  All other material terms of the loans remain unchanged.

On February 25, 2011, the Company entered into a Second Amendment to Investment Agreement with DMRJ Group which amended the Investment Agreement, dated as of July 14, 2010, as amended by the First Amendment and Waiver dated as of November 8, 2010.  The Second Amendment allowed the Company to receive a term loan advance of up to $125,000.  This advance was made without satisfying the provisions requiring the Company to meet certain milestones in connection with its Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance was not deemed to be a Kiewit Advance, which means that it was not subject to the mandatory prepayment requirements under the Investment Agreement.

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

On March 11, 2011, the Company entered into a Third Amendment to Investment Agreement with DMRJ Group.  This amendment allows the Company to make a further request for a term loan advance under the Investment Agreement of up to $500,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  Two $125,000 term loan advances were received as part of this amendment.  These advances are not deemed to be Kiewit Advances, which means that they were not subject to the mandatory prepayment requirements under the Investment Agreement.

The Company failed to make its mandatory prepayment of $1,011,616 to DMRJ Group on April 7, 2011, as required pursuant to the Investment Agreement with DMRJ Group, and thus entered into a Fourth Amendment.

On April 21, 2011, the Company entered into a Fourth Amendment to Investment Agreement with DMRJ Group.  This amendment allowed the Company to make a further request for a term loan advance under the Investment Agreement of up to $625,000 without satisfying the provisions requiring the Company to meet certain milestones in connection with the Kiewit properties and permitting the Company to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance was not deemed to be a Kiewit Advance, which means that it was not subject to the mandatory prepayment requirements under the Investment Agreement.  The Amendment also eliminated the requirement of the Investment Agreement to make mandatory prepayments for the Yellow Hammer advances.

The Company considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the Fourth Amendment.  ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt.  The difference between the reacquisition price and the net carrying amount of the extinguished debt was recognized currently in income of the period of extinguishment.  The Company concluded that the amendment constituted a substantial modification.  During the quarter ended June 30, 2011, the Company recognized a loss on extinguishment of the DMRJ note of $2,149,404 representing the difference between the fair value of the amended note, including consideration and fees, and the carrying value of the original note, including related unamortized discount.

A summary of DMRJ Group-related amounts as of June 30, 2012 and December 31, 2011 is as follows:

		June 30, 2012		December 31, 2011
	$		$
Yellow Hammer Advances		2,500,000		2,500,000
20% accrued repayment obligation		588,235		588,235
15% accrued prepaid interest obligation		441,175		441,175
		3,529,410		3,529,410
Term Loan Advance Principal		1,000,000		1,000,000
20% accrued repayment obligation		235,294		235,294
15% accrued prepaid interest obligation		176,470		176,470
		1,411,764		1,411,764
Total principal		4,941,174		4,941,174
Less related discounts and unamortized balances		(56,062)		(230,888)

Carrying Value		$4,885,112		$4,710,286

This debt is all current in nature and was due in three installments (which include interest payable) of $1,550,000 on June 30, 2012, $2,945,000 on September 30, 2012 and $1,370,492 on December 31, 2012.  On June 29, 2012 a forbearance agreement was signed and the payment terms were changed to allow the Company three additional months to repay the DMRJ note.

The Fourth Amendment contained provisions for DMRJ Group to elect to convert the outstanding payable balances to shares of Series A-1 preferred stock (for the Yellow Hammer Advances) and Series A-2 Preferred Stock (for the Term Loan Advances).  See description of the Preferred Stock in Note 3.

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.  The conversion rate of the Preferred Stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated with the amended agreement with an offset to the carrying value of the debt.  The assumptions used in the Black-Scholes option pricing model at May 3, 2011, were as follows: (1) dividend yield of 0%; (2) expected volatility of 96.8%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years.  The conversion option liability is adjusted to its fair value at the end of each reporting period with the change in fair value recognized in net income (loss).  The conversion option derivative liability at June 30, 2012 is recorded at $231,518 (see Note 7).

Also in connection with entering the Fourth Amendment the Company issued 100,000 shares of Series A-2 Preferred Stock valued at $700,000 to DMRJ Group.  The value was determined by calculating the number of common shares into which the Series A-2 preferred shares were convertible (1,000,000 common shares) times the current fair value for shares of common stock ($0.70).  The Company recognized the amount in the loss on extinguishment of debt related to the Fourth Amendment.

On June 29, 2012, the Company entered into a forbearance agreement with DMRJ which extended the due date of the June 30, 2012 loan payment to September 30, 2012 in exchange for 80,000 shares of Series A-2 Preferred stock.  Pursuant to the Company’s Investment Agreement with DMRJ Group, on June 30, 2012, the Company was obligated to repay $1,550,000 of the funds previously loaned to the Company by DMRJ Group.  Pursuant to the forbearance agreement DMRJ Group agreed to forbear from exercising its rights relating to a payment default if the payment due on June 30, 2012, was not paid.  The Company failed to make the payment on June 30, 2012, and therefore an event of default occurred under the investment agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Because the terms of the forbearance agreement were not met, it was terminated or expired on July 31, 2012.  Under the Investment Agreement, DMRJ Group therefore has the right at its option to notify the Company and declare the full amount of all of the loans immediately due and payable, foreclose on the security for the loans, or exercise any other legal rights based upon breach of the agreement.  DMRJ Group has not notified the Company of its intent to exercise any of its rights based upon default of the Company under the agreement.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

In connection with the DMRJ Group Forbearance Agreement signed June 29, 2012, the Company issued 80,000 shares of Series A-2 Preferred Stock valued at $920,000 to DMRJ Group.  This value was determined by calculating the number of common shares into which the Series A-2 preferred shares were convertible (800,000 common shares) times the current fair value (most recent sales price) for shares of common stock ($1.15).  Financing expense in the amount of $920,000 was recognized for the quarter ended June 30, 2012 for this stock issuance pursuant to the Forbearance Agreement.

In the event the Company completes an equity financing with net proceeds of more than $3,000,000, DMRJ Group will have the option to require the Company to pay 25% of the proceeds over $3,000,000 to satisfy our indebtedness to them.

NOTE 9 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, Moeller Family Trust received 250,000 shares of the Company’s restricted common stock.  If the Company does not place the Yellow Hammer property into commercial production within a three year period it will be required to make annual payments to the Trust of $50,000.  Under the terms of the Joint Venture agreement, the Company will be required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  The Company put the property into commercial production in 2011 which resulted in royalty payments to the Moeller Family Trust in the amount of $90,360 during 2011.  Operations have been temporarily suspended and royalties are not currently accruing.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the leasing of their property interests in the Gold Hill Mining District of Utah. Under the terms of the Joint Venture agreement, the Company will be required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company will also be required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposits into commercial production within the  three year period ending July 24, 2012, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per each of the three locations.  The terms of this lease were renegotiated on June 30, 2012 and payment due dates for the properties for 2012 have been extended as shown below.  The July 24, 2012 payment was timely made.

Kiewit property

July 24, 2012

Clifton Shears/smelter tunnel property

October 24, 2012

Cane Springs property

December 24, 2012

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

NOTE 10 – SUBSEQUENT EVENTS

 On June 29, 2012, the Company entered into a forbearance agreement with DMRJ which extended the due date of the June 30 loan payment to September 30, 2012 in exchange for 80,000 shares of Series A-2 Preferred stock.  Pursuant to the Company’s Investment Agreement with DMRJ Group, on June 30, 2012, the Company was obligated to repay $1,550,000 of the funds previously loaned to the Company by DMRJ Group.  Pursuant to the forbearance agreement DMRJ Group agreed to forbear from exercising its rights relating to a payment default if the payment due on June 30, 2012, was not paid.  The Company failed to make the payment on June 30, 2012, and therefore an event of default occurred under the investment agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Because the terms of the forbearance agreement were not met, it was terminated or expired on July 31, 2012.  Under the Investment Agreement, DMRJ Group therefore has the right at its option to notify the Company and declare the full amount of all of the loans immediately due and payable, foreclose on the security for the loans, or exercise any other legal rights based upon breach of the agreement.  DMRJ Group has not notified the Company of its intent to exercise any of its rights based upon default of the Company under the agreement.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

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

We are currently focused primarily on the permitting of the Kiewit and Clifton Shears projects.  Delays in the receipt of the Large Mine Permit required the suspension of operations at the Yellow Hammer Pit and the Cactus Mill.  Exploration and conformational analysis of past geological work is ongoing while we await the permits necessary for construction of the heap leach pad and mining the Kiewit.  Permitting appears to be in its final stages with permits estimated to be issued in the fall of 2012.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 334 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and five Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  From these claims we have centered our activities on the Yellow Hammer project located on four of the patented claims, the Kiewit project consisting of seven of the unpatented Kiewit claims, and the Cactus Mill project consisting of an unpatented mill site.  We also hold eight unpatented lode mining claims in Yavapai County, Arizona, on which we have no current plans to conduct exploration.  Effective August 2012, we will drop our claims holdings from 381 to 299 total claims and leases.

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

We have continued to conduct limited exploration activities through the second quarter of 2012.  Several veins within the Clifton Shears, including the Lion Vein, have been sampled with ongoing geological work taking place.  Confirmation work at the Frankie and continued exploration of the Rainbow Hill area have also been a priority.  We do not have any proven or probable reserves on any of our mineral claims or mining leases.

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses, of which we have $3,000,000 remaining available to us upon reaching certain milestones.  This note is currently in default.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI were that Shoshone would contribute $10 million in project equity, as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone would have a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  On June 29, as part of the Forbearance Agreement with DMRJ Group, this agreement was extended to September 30, 2012 in exchange for additional non-refundable deposits of $100,000 each to be due to the Company on or before July 5 and July 31, 2012.  The July 5, 2012, payment was received on July 9, 2012.  The July 31, 2012 payment was not received and Shoshone has notified the Company that it will not be funding the additional $100,000.  Effective July 31, 2012 the joint venture agreement is no longer in effect.

These joint venture transactions have resulted in an event of default in regard to the DMRJ Group note payable.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

Historically, we have incurred net losses for the years ended December 31, 2011 and 2010, and have also incurred a loss for the six months ended June 30, 2012.  If we are unable to negotiate a funding arrangement, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

Second Quarter Highlights

The Company was focused on obtaining the remaining operational permits for the Kiewit, Clifton Shears, and Yellow Hammer ore bodies.  Utah Division of Oil, Gas and Mining (DOGM) continued to require additional independent test work related to the chemistry of the deposits.  That test work has been completed and is under review with DOGM.  Under a current agreement with DOGM, if all conditions of the fourth review are met on the scheduled timeline, the permit issuance is estimated for fall of 2012.

The BLM initiated an EA (Environmental Assessment) of the project in December 2011.  JBR Consultants of Salt Lake City, Utah, is completing this review on behalf of the BLM.  JBR has set a target date of September 2012 as an estimated date of completion, contingent upon the projected issuance of the DOGM permit.

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI are that Shoshone would contribute $10 million in project equity, as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone would have a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  On June 29, this agreement was verbally extended to September 30, 2012 in exchange for additional non-refundable deposits of $100,000 each to be due to the Company on or before July 5 and July 31, 2012.  The July 5, 2012, payment was received on July 9, 2012.    The July 31, 2012 payment was not received and Shoshone has notified the Company that it will not be funding the additional $100,000.  Effective July 31, 2012 the joint venture agreement is no longer in effect.

During 2010 to 2011 draw advances totaling $3.5 million were obtained through a funding agreement with DMRJ Group.  No additional advances were taken during the first six months of 2012.  Term loan advances under the terms of the Fourth Amendment, and all prior advances, were due in three payments due on June 30, 2012, September 30, 2012, and December 31, 2012.  This note is now in default.

We also created Series A-1 and Series A-2 Preferred Stocks which are convertible into our common stock.  The Yellow Hammer loans may be converted by the investor, from time to time, to Series A-1 Preferred Stock, and the April Term Loan advances may be converted by the investor, from time to time, to Series A-2 Preferred Stock.  We also issued 100,000 shares of the Series A-2 Preferred Stock to DMRJ Group for entering into the Fourth Amendment.  As part of the Fourth Amendment to the Investment Agreement, beginning July 1, 2011, quarterly dividends in the amount of 10% of income will be due to all preferred stockholders for each quarter that the Company has consolidated net income.  No dividends have become due as of June 30, 2012.

On June 29, 2012 the Company entered into a forbearance agreement with DMRJ Group which extended the due date of the June 30, 2012 loan payment to September 30, 2012 in exchange for 80,000 shares of Series A-2 Preferred Stock.  Pursuant to the Company’s Investment Agreement with DMRJ Group, on June 30, 2012, the Company was obligated to repay $1,550,000 of the funds previously loaned to the Company by DMRJ Group.  Pursuant to the forbearance agreement DMRJ Group agreed to forbear from exercising its rights relating to a payment default if the payment due on June 30, 2012, was not paid.  The Company failed to make the payment on June 30, 2012, and therefore an event of default occurred under the investment agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Because the terms of the forbearance agreement were not met, it was terminated or expired on July 31, 2012.  Under the Investment Agreement, DMRJ Group therefore has the right at its option to notify the Company and declare the full amount of all of the loans immediately due and payable, foreclose on the security for the loans, or exercise any other legal rights based upon breach of the agreement.  DMRJ Group has not notified the Company of its intent to exercise any of its rights based upon default of the Company under the agreement.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

An equity financing was initiated in third quarter of 2011.  This financing raised $355,833 through sales of 309,420 shares of common stock.  This offering concluded January 31, 2012.   A separate financing was initiated February 20, 2012 for the sale of up to 2,000,000 shares of stock.  No sales were recorded in conjunction with this offering, which expired on June 30, 2012.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Operations were suspended in December 2011 due to the lack of a Large Mine Permit as well as difficulties recovering tungsten in the mill.  The tungsten recovery issues continue to be a work in progress but at a minimum, will require some modification to the existing mill circuit.

During the six months ended June 30, 2012, the Company had a net loss of $2,086,731 compared to a net loss of $3,480,914 during the six months ended June 30, 2011.  This represents a decreased net loss of $1,394,183 for the six months ended June 30, 2012 which is attributable to the reduction in expense categories due to cessation of pilot mill operations along with reduced exploration while awaiting the necessary permits.  The operating loss for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, decreased by $71,156 due to the scaled-back operations.

In addition, other expense, consisting mostly of interest and financing costs, for the six months ended June 30, 2012, decreased by $1,323,027 for the period ending June 30, 2011.

Liquidity and Cash Flow

Net cash used by operating activities was $461,791 during the six month period ended June 30, 2012, compared with $929,309 during the six month period ended June 30, 2011.  The decrease in the amount of cash used by operating activities is primarily attributable to reduction in net loss from operations, reductions in exploration activities and suspension of mill operations.

Net cash provided by investing activities was $99,400 during the six month period ended June 30, 2012, compared to $22,960 cash used during the six month period ended June 30, 2011.  The increase in cash provided by investing is attributable to the deposit on joint venture during the six month period ended June 30, 2012.

Net cash provided by financing activities was $20,150 during the six month period ended June 30, 2012, compared with $929,005 during the six month period ended June 30, 2011.  Cash provided from financing for the six month period ended June 30, 2012 was from issuance of stock while cash provided during the six month period ended June 30, 2011 was primarily from DMRJ Group loan proceeds.  This loan is now in default and negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

As a result of the above, cash decreased by $342,241 during the six month period ended June 30, 2012, leaving the Company with a cash balance of $72,849 as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2011 the Company entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  Since then, we have issued a total of 150,000 shares of stock, valued at $.70, to the note holders to convert accrued interest for the months of May 2011 through June 2012.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

 (1) XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: August 20, 2012

By: /s/ Robert E. Jorgensen

      Robert E. Jorgensen, Chief Executive Officer

      (Principal Executive and Financial Officer)