Form 10-Q/A
period 2012-06-30
Desert Hawk Gold Corp.
filed 2012-08-27
CIK 1168081

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

      .

Accelerated filer .

       .

Non-accelerated filer .

      .

Smaller reporting company

   X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2012: 8,428,831.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Desert Hawk Gold Corp. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

Date: August 24, 2011

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

XBRL Taxonomy Extension Label Linkbase Document

101.

PRE

XBRL Taxonomy Extension Presentation Linkbase Document

___________________

(1) These exhibits were previously included in the Quarterly Report of Desert Hawk Gold Corp. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

4