Form 10-Q
period 2012-09-30
Desert Hawk Gold Corp.
filed 2012-11-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of the issuer’s common stock, as of November 6, 2012: 8,560,973.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$10,745	$415,090
Accounts receivable	1,475	66,883
Prepaid expenses and other current assets	63,852	92,195
Total Current Assets	76,072	574,168

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $140,993 and $88,976	325,740	377,757
MINERAL PROPERTIES AND INTERESTS (Note 4)	885,556	835,237
RECLAMATION BONDS (Note 4)	150,581	149,981

TOTAL ASSETS	$1,437,949	$1,937,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$111,928	$6,771
Accrued expenses	75,273	22,886
Derivative liability-put option (Notes 7 and 9)	-	25,193
Derivative liability-conversion option (Notes 7 and 8)	188,560	230,714
Interest payable (Note 8)	885,521	419,559
Notes payable-net of discount (Note 8)	4,935,896	4,710,286
Convertible debt-net of discount (Note 6)	587,264	534,764
Total Current Liabilities	6,784,442	5,950,173

LONG-TERM LIABILITIES
Asset retirement obligation (Note 4)	62,141	57,502

TOTAL LIABILITIES	6,846,583	6,007,675

COMMITMENTS (Note 9)

STOCKHOLDERS' DEFICIT (Note 3)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 and 100,000 shares issued and outstanding, respectively	180	100
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,460,973 and 8,314,883 shares issued and outstanding, respectively	8,463	8,316
Additional paid-in capital	6,088,487	5,058,563
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(10,490,131)	(8,121,878)
Total Stockholders' Deficit	(5,408,634)	(4,070,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,437,949	$1,937,143

The accompanying notes are an integral part of these unaudited financial statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
					Period from
					May 1, 2009
					(Inception of
	Three Months Ended		Nine Months Ended		Exploration Stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2012	2011	2012	2011	2012

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	-	18,442	-	903,022	969,905

EXPENSES
General project costs	31,008	124,570	134,906	1,047,299	1,620,651
Exploration expense	57,346	74,999	216,865	204,635	1,587,449
Consulting	39,260	30,000	111,200	150,670	573,604
Officers and directors fees	75,000	59,188	181,923	249,486	1,022,858
Legal and professional	16,929	10,423	69,339	75,919	433,788
General and administrative	35,226	50,599	118,686	156,650	564,226
Depreciation	17,402	16,360	52,017	49,982	142,359
Gain on termination of joint venture agreement	(200,000)	-	(200,000)	-	(200,000)
	72,171	366,139	684,936	1,934,641	5,744,935

OPERATING LOSS	(72,171)	(347,697)	(684,936)	(1,031,619)	(4,775,030)

OTHER INCOME (EXPENSE)
Interest and other income	3,572	-	3,572	14	66,423
Change in fair value of derivatives	42,958	(127,178)	67,347	(103,850)	(53,885)
Loss on extinguishment of debt (Note 8)	-	-	-	(2,149,404)	(2,149,404)
Financing expense	(31,698)	(67,708)	(1,069,266)	(464,853)	(1,917,029)
Interest expense	(224,183)	(207,619)	(684,970)	(481,405)	(1,661,206)
	(209,351)	(402,505)	(1,683,317)	(3,199,498)	(5,715,101)

LOSS BEFORE INCOME TAXES	(281,522)	(750,202)	(2,368,253)	(4,231,117)	(10,490,131)
INCOME TAXES	-	-	-	-	-

NET LOSS	$(281,522)	$(750,202)	$(2,368,253)	$(4,231,117)	$(10,490,131)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.09)	$(0.28)	$(0.54)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	8,430,578	8,086,844	8,394,924	7,849,793

The accompanying notes are an integral part of these unaudited financial statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Nine Months Ended		Exploration Stage)
	September 30,	September 30,	to September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,368,253)	$(4,231,117)	$(10,490,131)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	52,017	49,982	142,360
Common stock issued for services	-	136,842	530,009
Common stock issued for interest expense	67,500	37,500	105,000
Preferred stock issued for financing agreement	920,000	-	920,000
Accretion of debt-related discounts	278,110	612,454	1,442,959
Accretion of asset retirement obligation	4,320	-	4,320
Change in fair value of derivatives	(67,347)	103,850	53,885
Loss on extinguishment of debt	-	2,149,404	2,149,404
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	(49,738)	-
(Increase) decrease in accounts receivable	65,408	-	(1,475)
(Increase) decrease in prepaid expenses and other current assets	28,343	3,564	(4,421)
Increase (decrease) in accounts payable	105,158	(26,651)	108,754
Increase (decrease) in accrued expenses	52,387	(11,135)	34,582
Increase (decrease) in interest payable	488,462	264,706	908,022
Net cash used by operating activities	(373,895)	(960,339)	(4,099,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(39,327)	(452,104)
Payments on mineral leases	(50,000)	(49,845)	(359,681)
Acquisition of reclamation bonds	(600)	(63,001)	(107,780)
Notes receivable	-	-	27,500
Proceeds from marketable securities	-	-	48,920
Net cash used by investing activities	(50,600)	(152,173)	(843,145)

			Period from
			May 1, 2009
			(Inception of
	Nine Months Ended		Exploration Stage)
	September 30,	September 30,	to September 30,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	-	1,000,000	3,500,000
Payment of note payable - equipment	-	(15,995)	(15,995)
Proceeds from issuance of common stock	20,150	316,125	1,363,833
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	(55,000)	(521,281)
Net cash provided by financing activities	20,150	1,245,130	4,927,515

NET INCREASE (DECREASE) IN CASH	(404,345)	132,618	(14,902)
CASH, BEGINNING OF PERIOD	415,090	566,549	25,647

CASH, END OF PERIOD	$10,745	$699,167	$10,745

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	210,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Common stock issued for accrued liabilities-officer wages	-	131,259	131,259
Prepaid interest liability	-	-	441,175
Repayment premium obligation	-	-	588,325
Common stock issued for accrued interest	22,500	-	67,500
Preferred stock issued in connection with debt amendment	920,000	700,000	1,620,000

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

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Exploration and Development Costs

The Company accounts for mineral exploration and development costs in accordance with ASC Topic 930 Extractive Activities - Mining.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and amortized on units of production basis over proven and probable reserves.

Mineral Properties and Leases

The Company accounts for mineral properties in accordance with ASC Topic 930 Extractive Activities-Mining.  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 4).  Mineral properties are periodically assessed for impairment of value.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  At September 30, 2012, common stock equivalents outstanding are 1,146,433 shares of common stock into which the convertible debt (see Note 6) and 2,758,033 shares of  preferred stock into which the DMRJ debt (see Note 3) can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s net loss.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through September 30, 2012 and limited cash at September 30, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

An equity financing was initiated August 21, 2012 for the sale of up to 1,150,000 shares of common stock.  As of September 30, 2012 no sales had been recorded in conjunction with this offering.  Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  As of November 6, 2012, this offering had raised $110,000 through sales of 110,000 shares of stock.

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

NOTE 4 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Yellow Hammer Site
Initial Lease Fee	$175,000	$175,000
Asset Retirement Obligation	30,908	30,908
Total	205,908	205,908

Kiewit, Cactus Mill and all other sites
Initial Lease Fee	600,000	600,000
Annual Lease Payment	50,000	-
Asset Retirement Obligation	26,913	26,594
Total	676,913	626,594

Blue Fin Claims
Initial Claim Fee	2,735	2,735

Total	2,735	2,735

Total Mineral Properties and Leases	$885,556	$835,237

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting originally of 419 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and seven Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  In August 2010 and 2011, as a result of further evaluation, the Company allowed certain of the claims and interests to lapse back to Clifton Mining.  The Company has retained 299 unpatented claims, including the unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands.  All but four of these mining claims and interests were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.  Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  The Company intends to concentrate its exploration activities on the Kiewit project consisting of seven of the unpatented Kiewit claims, the Clifton Shears, Cane Springs, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and the Company anticipates conducting underground mining exploration in the future.  Annual lease fees are required on the 299 claims that make up the Company’s Gold Hill property.  Of these, four claims are within the Yellow Hammer site.  Annual claims fees are currently $140 per claim plus administrative fees.  The Company renewed 299 of the above claims in August 2012, at a total cost of about $42,159.

Kiewit Gold Project

The Company, through its lease agreement with Clifton Mining, has purchased all data, core samples and related reports from Dumont Nickel Inc. (which in 2010 changed its name to DNI Metals Inc. and was the former owner of the leases) associated with the aforementioned properties.  In addition, the Company has access to all data and related information available and held by Clifton Mining.  Desert Hawk has made application for a Large Mining Operations Permit to construct a heap leach facility and commence production activities on these claims.  Tentative approval of the NOI was received from the Utah Division of Oil, Gas and Mining (DOGM) on September 28, 2012.  A 30 day public comment period closes November 13, 2012.  Conditional final approval will be issued if there are no substantive public comments.  The NOI is expected to be issued during fourth quarter 2012 after posting of the required reclamation bond in the approximate amount of $1,278,000.

In January 2010 the Company submitted a Notice of Intent to Commence Large Mining Operations application to DOGM for three surface mines and a leach gold operation on the Kiewit unpatented claims.  In February 2010 the Company submitted a Plan of Operations to the Bureau of Land Management. The Plan of Operations is deemed to be substantially complete and along with the Environmental Assessment is expected to be issued by the BLM during fourth quarter 2012.

Cactus Mill Plant

Located on the Cactus Mill site are two process facilities.   A 150 ton per day mill built by Woodman Mining and operated until the 1980’s using equipment to process copper, gold, silver, and tungsten ores from the district.  In addition, there is a second facility, constructed in the 1990’s, for custom milling precious metals concentrates.  Equipment from both mills was used to construct a 240 ton per day pilot mill capable of recovering copper, gold, silver and tungsten ores initially extracted from the Yellow Hammer claims.  In September 2010 the Company completed its rebuild of the pilot mill and testing of the pilot plan was conducted.  Commencement of processing activities began in fourth quarter 2010.  Pursuant to the Company’s lease agreement with Clifton Mining, it has access to Cane Springs, a natural flowing spring approximately 1,000 feet above the Cactus Mill site, as well as the Cane Springs mine shaft located approximately one-quarter mile south of the Cactus Mill property.  The Company holds a permit from the Utah Division of Oil, Gas and Mining for the pilot plant which allows flotation and gravity concentration.  The Company commenced operation of the Cactus Mill pilot plant in November 2010, and processed and sold concentrates on a pilot test basis through June of 2011.  Operations at the Cactus Mill pilot plant have been temporarily suspended.

Yellow Hammer Claims

The Company holds a Small Mine Permit for the Yellow Hammer site from the Utah Division of Oil, Gas and Mining and has posted reclamation bonds totaling $60,800.  This permit stipulates that the Company may conduct exploration or mining operations on these claims so long as such activities are limited to an area within nine acres.

Exploration Expenditures

Exploration expenditures incurred by the Company during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Assaying	$940	$3,390	$13,541	$15,609
Permitting	56,406	50,557	203,247	98,485
Geological consulting fees	-	20,579	-	84,759
Maps and miscellaneous	-	473	77	5,782
Total Exploration Expenditures	$57,346	$74,999	$216,865	$204,635

NOTE 5 – JOINT VENTURE

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI were that Shoshone would contribute $10 million in project equity, as well as a $2 million project loan to have been used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone had a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  Shoshone would also provide a $2 million, 10% interest loan, with a four year maturity, which bears a preferential payback from operational cash flow.  The two companies would have been 50-50 partners on the entire project with a four man operating committee consisting of two members from each company.  The proceeds of the Shoshone transaction, which was originally scheduled to close in June but had been extended to September 30, 2012, would have been used to retire the DMRJ Group debt as well as fund a portion of the heap leach operation.  The joint venture had not been finalized as of June 30, 2012 and an additional deposit of $100,000 had been agreed to as of June 29, 2012 to extend the agreement to joint venture the property until September 30, 2012.  Although this additional deposit was received, other terms of the extension were not met and effective July 31, 2012 the joint venture agreement was terminated and the $200,000 received was recognized as gain on termination of a joint venture agreement.

These joint venture transactions have resulted in an event of default in regard to the DMRJ Group note payable.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.  See Note 8.

NOTE 6 – CONVERTIBLE DEBT

On November 18, 2009 the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (see Note 8).  The notes are convertible into potentially 857,143 shares of common stock, and principal and interest are due November 30, 2012. On November 18, 2009, the holders of the notes were issued 300,000 bonus shares at a rate of one share for each $2 loaned, resulting in a debt discount of $210,000 that is being accreted over the life of the loan.

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders have been issued 91,071 shares of stock each, valued at $.70, to convert accrued interest for the months of May 2011 through September 2012.

In the event the Company fails to repay the loan or interest thereon in full on the maturity date of November 30, 2012, the Company will be required to issue an additional 300,000 shares of common stock to the holders of the convertible debt.  Funding of these notes payable is under discussion as part of the negotiations with DMRJ Group regarding a future business relationship.  See Note 8.

NOTE 7 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets was as follows:

Derivative Instruments	September 30, 2012	December 31, 2011

Put option	Expired – 3/30/12	$25,193
Conversion option	$188,560	$230,714

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at September 30, 2012 and December 31, 2011:

	Number of Shares	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
September 30, 2012
Conversion option	414,589	80.91%	.10%	.13	$1.15

December 31, 2011
Put option	60,824	116.41%	.06%	.164	$1.15
Conversion option	407,435	91.72%	.90%	.77	$1.15

NOTE 8 – DMRJ GROUP FUNDING

On July 14, 2010, the Company entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”).  According to the original terms of the agreement, DMRJ Group had committed to loan the Company up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to the Company were due not later than July 14, 2012.  These loan advances could only be used by the Company to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  Advances for operations on the Kiewit project were conditioned upon the Company’s ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  The Company had received loan advances from DMRJ Group for total principal due of $3,500,000 at September 30, 2012 and December 31, 2011.

Each principal advance amount bears interest of 15% per annum from the date of borrowing.  The Company was also required to prepay one year’s interest on each loan advance, or on a shorter period if the advance was less than one year prior to the maturity date of the promissory note. This prepayment of interest was nonrefundable if the Company prepaid the advance or went into default.  In addition, at the time the Company repays or prepays the advance, it was required to pay an additional amount (the Repayment Obligation) equal to 20% of the principal and interest amount being repaid or prepaid.

In July 2010, in connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  The Company recorded a discount to the DMRJ Group loan proceeds in the amount of $669,664, which was the common stock price of $.70 less the cash received for the preferred stock.

Loan advances made for the Yellow Hammer and Kiewit projects were subject to mandatory prepayments by the Company.  Yellow Hammer advances were originally to be repaid, together with prepayment interest and any outstanding monthly interest, commencing on or before the fifth business day of the month beginning February 2011 and each month thereafter through September 2011.  Kiewit advances were to be repaid, together with prepayment interest and any outstanding monthly interest, beginning in month seven after the initial advance on this project and continuing through month twelve.  However, the repayment dates have been deferred due to waivers, forbearances, and amendments to the Initial Investment Agreement as stated in the following paragraphs.

Pursuant to a Security Agreement dated July 14, 2010, the Company has secured repayment of any advances made by DMRJ Group with all of its assets.

In connection with the DMRJ Group transaction, both of the Company’s convertible note holders, each of whom had loaned $300,000 to the Company on November 18, 2009, agreed to subordinate their debt to DMRJ Group.  In consideration for their agreement to subordinate their loans, the Company reduced the conversion price of the loans from $1.50 to $0.70 per share (see Note 6).  All other material terms of the convertible loans remain unchanged.

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

On March 6, 2011, the Company entered into a Forbearance Agreement with DMRJ Group pursuant to which DMRJ Group agreed to forbear until April 6, 2011, from exercising its rights and remedies with respect to an event of default by virtue of the Company’s failure to make a mandatory prepayment as required under the Investment Agreement.  The Company failed to make the mandatory prepayment to DMRJ Group on March 7, 2011, as required in the Investment Agreement.  Pursuant to the Forbearance Agreement if the Company cured this prepayment default on or prior to April 6, 2011 no default interest would be due with respect to the period between the date of the prepayment default and April 6, 2011.

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

The Fourth Amendment also contained provisions for DMRJ Group to elect to convert the outstanding payable balances to shares of Series A-1 Preferred Stock (for the Yellow Hammer Advances) and Series A-2 Preferred Stock (for the Term Loan Advances).  See description of the Preferred Stock in Note 3.

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.  The conversion rate of the preferred stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated with the amended agreement with an offset to the carrying value of the debt.  The assumptions used in the Black-Scholes option pricing model at May 3, 2011, were as follows: (1) dividend yield of 0%; (2) expected volatility of 96.8%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years.  The conversion option liability is adjusted to its fair value at the end of each reporting period with the change in fair value recognized in net income (loss).  The conversion option derivative liability at September 30, 2012 is recorded at $188,560 (see Note 7).

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

A summary of DMRJ Group-related amounts as of September 30, 2012 and December 31, 2011 is as follows:

		September 30, 2012		December 31, 2011
	$		$
Yellow Hammer Advances		2,500,000		2,500,000
20% accrued repayment obligation		588,235		588,235
15% accrued prepaid interest obligation		441,175		441,175
		3,529,410		3,529,410
Term Loan Advance Principal		1,000,000		1,000,000
20% accrued repayment obligation		235,294		235,294
15% accrued prepaid interest obligation		176,470		176,470
		1,411,764		1,411,764
Total principal		4,941,174		4,941,174
Less related discounts and unamortized balances		(5,278)		(230,888)

Carrying Value		$4,935,896		$4,710,286

This debt is all current in nature and was due in three installments (which include interest payable) of $1,550,000 on June 30, 2012, $2,945,000 on September 30, 2012 and $1,370,492 on December 31, 2012.  On June 29, 2012 a Forbearance Agreement was signed and the payment terms were changed to allow the Company three additional months to pay the June 30, 2012 loan payment, in exchange for the issuance of 80,000 shares of Series A-2 Preferred Stock, carrying a value to DMRJ Group of $920,000.  This value was determined by calculating the number of common shares into which the Series A-2 Preferred shares were convertible (800,000 common shares) times the current fair value (most recent sales price) for shares of common stock ($1.15).  Financing expense in the amount of $920,000 was recognized for the quarter ended June 30, 2012 for this stock issuance pursuant to the Forbearance Agreement.  Pursuant to the Forbearance Agreement DMRJ Group agreed to forbear from exercising its rights relating to a payment default if the payment due on June 30, 2012 was not paid.  The Company failed to make the payment on June 30, 2012, and therefore an event of default occurred under the investment agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Because additional terms of the Forbearance Agreement were not met, it terminated on July 31, 2012.

The Company failed to make the loan payment of $4,495,000 on September 30, 2012, and therefore an event of default occurred under the Investment Agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Under the Investment Agreement, DMRJ Group therefore has the right, at its option, to notify the Company and declare the full amount of all of the loans immediately due and payable, foreclose on the security for the loans, or exercise any other legal rights based upon breach of the agreement.  DMRJ Group has not notified the Company of its intent to exercise any of its rights based upon default of the Company under the agreement.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

On October 17, 2012, the Company entered into a Fifth Amendment with DMRJ Group.  The Fifth Amendment provides for the Company to receive up to $100,000 in additional funds in two advances (October Term Loan Advances) of $50,000 each.  The first $50,000 advance was received on October 17, 2012.   The advances are not deemed to be Kiewit Advances, which means that they will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ Group is moved from December 31, 2012 to December 15, 2012.  The amount to be due under the newly executed Fifth Amendment is $5,865,492 as of October 17, 2012; plus accrued interest at 2% per month, for a total due at December 15, 2012 of $6,148,857.

NOTE 9 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, Moeller Family Trust received 250,000 shares of the Company’s restricted common stock.  If the Company does not place the Yellow Hammer property into commercial production within a three year period it will be required to make annual lease payments to the Trust of $50,000.  Under the terms of the Joint Venture agreement, the Company will be required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  The Company put the property into commercial production in 2011 which resulted in royalty payments to the Moeller Family Trust in the amount of $90,360 during 2011.  Operations have been temporarily suspended and royalties are not currently accruing.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the leasing of their property interests in the Gold Hill Mining District of Utah. Under the terms of the Joint Venture agreement, the Company will be required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company will also be required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company did not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposits into commercial production within the  three year period ending July 24, 2012, it was required to make annual lease payments to Clifton Mining in the amount of $50,000 per each of the three locations.  The terms of this lease were renegotiated on June 30, 2012 and payment due dates for the properties for 2012 have been extended as shown below.  The July 24, 2012 and October 24, 2012 payments were timely made.  Negotiations regarding the December 24, 2012 Cane Springs property lease payment are currently ongoing.

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

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  As of September 30, 2012, the salaries and payments under these contracts are accruing rather than being paid.  As of September 30, 2012, the total amount included in accrued expenses for officer wages is $75,000 and for director consulting fees is $30,000.

NOTE 10 – SUBSEQUENT EVENTS

DMRJ Loan

On October 17, 2012, the Company entered into a Fifth Amendment with DMRJ Group.  The Fifth Amendment provides for the Company to receive up to $100,000 in additional funds in two advances (October Term Loan Advances) of $50,000 each.   The advances are not deemed to be Kiewit Advances, which means that they will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ is moved from December 31, 2012 to December 15, 2012.  The amount to be due under the newly executed Fifth Amendment is $5,865,492 as of October 17, 2012; plus accrued interest at 2% per month, for a total due at December 15, 2012 of $6,148,857.

Stock Offering

An equity financing was initiated August 21, 2012 for the sale of up to 1,150,000 shares of common stock.  As of September 30, 2012 no sales were recorded in conjunction with this offering, however,  110,000 shares of stock under this offering had been sold as of November 6, 2012.  Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.

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

We are currently focused primarily on the permitting of the Kiewit and Clifton Shears projects.  Tentative approval of the Notice of Intent (“NOI”) was received from the Utah Division of Oil, Gas and Mining (“DOGM”) on September 28, 2012.  This tentative approval will be subject to a 30 day public comment period, which closes November 13, 2012, after which conditional final approval will be issued if there are no substantive public comments.  The NOI is expected to be issued during fourth quarter 2012 after posting of the required reclamation bond in the approximate amount of $1,278,000.  The Plan of Operations is deemed to be substantially complete and along with the Environmental Assessment is expected to be issued by the BLM during fourth quarter 2012.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 299 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  The Company intends to concentrate its exploration activities on the Kiewit project consisting of seven of the unpatented Kiewit claims, the Clifton Shears, Cane Springs, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and the Company anticipates conducting underground mining exploration in the future.

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

We have continued to conduct limited exploration activities through the third quarter of 2012.  Several veins within the Clifton Shears, including the Lion Vein, have been sampled with ongoing geological work taking place.  Confirmation work at the Frankie and continued exploration of the Kiewit and Rainbow Hill areas have also been a priority.  We do not have any proven or probable reserves on any of our mineral claims or mining leases.

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses, of which we have $3,000,000 remaining available to us upon reaching certain milestones.  This note is currently in default.  On October 17, 2012, the Company entered into a Fifth Amendment with DMRJ Group.  The Fifth Amendment provides for the Company to receive up to $100,000 in additional funds in two advances (October Term Loan Advances) of $50,000 each.  The advances are not deemed to be Kiewit Advances, which means that they will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ Group is moved from December 31, 2012 to December 15, 2012.  The amount to be due under the newly executed Fifth Amendment is $5,865,492 as of October 17, 2012; plus accrued interest at 2% per month, for a total due at December 15, 2012 of $6,148,857.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI were that Shoshone would contribute $10 million in project equity, as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone would have a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  On June 29, 2012, as part of the Forbearance Agreement with DMRJ Group, this agreement was extended to September 30, 2012 in exchange for additional non-refundable deposits of $100,000 each to be due to the Company on or before July 5 and July 31, 2012.  The July 5, 2012, payment was received on July 9, 2012.  The July 31, 2012 payment was not received and Shoshone has notified the Company that it will not be funding the additional $100,000.  Effective July 31, 2012 the joint venture agreement was terminated and the $200,000 received was recognized as gain on termination of a joint venture agreement.

Historically, we have incurred net losses for the years ended December 31, 2011 and 2010, and have also incurred a loss for the nine months ended September 30, 2012.  If we are unable to negotiate a long-term funding arrangement, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

Third Quarter Highlights

We are currently focused primarily on the permitting of the Kiewit and Clifton Shears projects.  Tentative approval of the Notice of Intent (“NOI”) was received from the Utah Division of Oil, Gas and Mining (“DOGM”) on September 28, 2012.  This tentative approval will be subject to a 30 day public comment period, which closes November 13, 2012, after which conditional final approval will be issued if there are no substantive public comments.  The NOI is expected to be issued during fourth quarter 2012 after posting of the required reclamation bond in the approximate amount of $1,278,000.  The BLM initiated an Environmental Assessment (EA) of the project in December 2011.  JBR Consultants of Salt Lake City, Utah, is completing this review on behalf of the BLM.  The Plan of Operations is deemed to be substantially complete and along with the EA is expected to be issued by the BLM during fourth quarter 2012.

On February 7, 2012, we signed a letter of intent (“LOI”) with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  The terms of the LOI are that Shoshone would contribute $10 million in project equity, as well as a $2 million project loan to be used for the startup of the Kiewit gold heap leach operation.  Under the terms of the deal, Shoshone would have a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  On June 29, this agreement was verbally extended to September 30, 2012 in exchange for additional non-refundable deposits of $100,000 each to be due to the Company on or before July 5 and July 31, 2012.  The July 5, 2012, payment was received on July 9, 2012.  The July 31, 2012 payment was not received and Shoshone has notified the Company that it will not be funding the additional $100,000.  Effective July 31, 2012 the joint venture agreement was terminated and the $200,000 received was recognized as gain on termination of a joint venture agreement.

During 2010 to 2011 draw advances totaling $3.5 million were obtained through a funding agreement with DMRJ Group.  No additional advances were taken during the first nine months of 2012.  Term loan advances under the terms of the Fourth Amendment, and all prior advances, were due in three payments due on June 30, 2012, September 30, 2012, and December 31, 2012.  This note is now in default.

On June 29, 2012 the Company entered into a forbearance agreement with DMRJ Group which extended the due date of the June 30, 2012 loan payment to September 30, 2012 in exchange for 80,000 shares of Series A-2 Preferred Stock.  Pursuant to the Company’s Investment Agreement with DMRJ Group, on June 30, 2012, the Company was obligated to repay $1,550,000 of the funds previously loaned to the Company by DMRJ Group.  Pursuant to the forbearance agreement DMRJ Group agreed to forbear from exercising its rights relating to a payment default if the payment due on June 30, 2012 was not paid.  The Company failed to make the payment on June 30, 2012, and therefore an event of default occurred under the investment agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Because the terms of the forbearance agreement were not met, it was terminated on July 31, 2012.

The Company failed to make the loan payment of $4,495,000 on September 30, 2012, and therefore an event of default occurred under the Investment Agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Under the Investment Agreement, DMRJ Group therefore has the right at its option to notify the Company and declare the full amount of all of the loans immediately due and payable, foreclose on the security for the loans, or exercise any other legal rights based upon breach of the agreement.  DMRJ Group has not notified the Company of its intent to exercise any of its rights based upon default of the Company under the agreement.

On October 17, 2012, the Company entered into a Fifth Amendment with DMRJ Group.  The Fifth Amendment provides for the Company to receive up to $100,000 in additional funds in two advances (October Term Loan Advances) of $50,000 each.  The advances are not deemed to be Kiewit Advances, which means that they will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ is moved from December 31, 2012 to December 15, 2012.  The amount to be due under the newly executed Fifth Amendment is $5,865,492 as of October 17, 2012; plus accrued interest at 2% per month, for a total due at December 15, 2012 of $6,148,857.  Negotiations regarding a future long-term business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

An equity financing was initiated August 21, 2012 for the sale of up to 1,150,000 shares of common stock.  As of September 30, 2012 no sales were recorded in conjunction with this offering however, 110,000 shares of stock had been sold as of November 6, 2012.  Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  As of September 30, 2012, the salaries and payments under these contracts are accruing rather than being paid.  The total amount accrued as of September 30, 2012 for officer wages is $75,000 and for director consulting fees is $30,000.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Operations were suspended in December 2011 due to the lack of a Large Mine Permit as well as difficulties recovering tungsten in the mill. The tungsten recovery issues continue to be a work in progress but at a minimum, will require some modification to the existing mill circuit.

During the nine months ended September 30, 2012, the Company had a net loss of $2,368,253 compared to a net loss of $4,231,117 during the nine months ended September 30, 2011.  This represents a decreased net loss of $1,862,864 for the nine months ended September 30, 2012 which is attributable to the reduction in expenses due to cessation of pilot mill operations along with reductions in debt-related expenses from the prior year.  The operating loss for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, decreased by $346,683 due to the scaled-back operations and the proceeds from the joint venture agreement.  In addition, other expense, consisting mostly of interest and financing costs, for the nine months ended September 30, 2012, decreased by $,1,516,181 over the period ending September 30, 2011.  This reduction was due to reductions in debt related expense.

Liquidity and Cash Flow

Net cash used by operating activities was $373,895 during the nine month period ended September 30, 2012, compared with $960,339 during the nine month period ended September 30, 2011.  The decrease in the amount of cash used by operating activities is primarily attributable to reduction in net loss from operations and suspension of mill operations.

Net cash used by investing activities was $50,600 during the nine month period ended September 30, 2012, compared to $152,173 cash used during the nine month period ended September 30, 2011.  The decrease in cash used by investing activities is attributable to the reduction in fixed asset purchases and reductions in leases and bond acquisitions.

Net cash provided by financing activities was $20,150 during the nine month period ended September 30, 2012, compared with $1,245,130 cash provided during the nine month period ended September 30, 2011.  Cash provided from financing for the nine month period ended September 30, 2012 was from issuance of stock while cash provided during the nine month period ended September 30, 2011 was primarily from DMRJ Group loan proceeds along with issuance of common stock from sales of stock.  The DMRJ Group loan is now in default and negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

As a result of the above, cash decreased by $404,345 during the nine month period ended September 30, 2012, leaving the Company with a cash balance of $10,745 as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2011 the Company entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  Since then, we have issued a total of 182,142 shares of stock, valued at $.70, to the note holders to convert accrued interest for the months of May 2011 through September 2012.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

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

Date: November 14, 2012

By: /s/ Robert E. Jorgensen

      Robert E. Jorgensen, Chief Executive Officer

      (Principal Executive and Financial Officer)