Form 10-K
period 2012-12-31
Desert Hawk Gold Corp.
filed 2013-04-16
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $4,676,769.

The number of shares outstanding of the registrant’s common stock on April 2, 2013, was 8,955,257.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page

PART I

3

ITEM 1.  BUSINESS

3

ITEM 1A.  RISK FACTORS

11

ITEM 1B.  UNRESOLVED STAFF COMMENTS

19

ITEM 2.  PROPERTIES

19

ITEM 3.  LEGAL PROCEEDINGS

26

ITEM 4.  MINE SAFETY DISCLOSURES

26

PART II

27

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

27

ITEM 6.  SELECTED FINANCIAL DATA

28

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

28

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

32

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

32

ITEM 9A.  CONTROLS AND PROCEDURES

32

ITEM 9B.  OTHER INFORMATION

33

PART III

34

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

34

ITEM 11.  EXECUTIVE COMPENSATION

36

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

38

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

40

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

41

PART IV

42

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

42

SIGNATURES

45

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Desert Hawk Gold Corp., a Nevada corporation, and its consolidated subsidiary.  All amounts in this report are in U.S. Dollars, unless otherwise indicated.

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

PART I

ITEM 1.  BUSINESS

Overview

Desert Hawk Gold Corp. (the “Company”) is an exploration stage company, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  None of our mining properties have any known reserves and our proposed programs on these properties are exploratory in nature.  We were originally incorporated in the State of Idaho on November 5, 1957, under the name of Lucky Joe Mining Company.  For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2001 control of the company was acquired by Robert E. Jorgensen, John Ryan, and Howard M. Crosby, who purchased a controlling number of shares and assumed management of the company for the purpose of reengaging in mining operations.  In January 2006 Mr. Jorgensen acquired sole control of the company from Messrs. Ryan and Crosby.  In 2008 we changed the domicile of the company from the State of Idaho to the State of Nevada by merging the Idaho corporation into a newly formed Nevada corporation which was incorporated on July 17, 2008.  Following the change of domicile, on April 3, 2009, we changed the name of the company to Desert Hawk Gold Corp.

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

From 2008 through 2012 we funded our operations through the sale of our common stock and promissory notes.  In May 2008 we conducted a non-public offering of shares of our common stock.  We sold 289,584 shares and raised $173,750 in gross proceeds to recommence mining operations.  In May 2009 we offered and sold 1,000,000 shares of our common stock in a non-public offering and raised $700,000 in gross proceeds to meet our cash obligations under the joint venture and lease agreements with Clifton Mining and Moeller Family Trust (described below) and to commence exploration operations on the property.  In September 2009 we conducted another non-public offering of our common stock.  We sold 440,000 shares and raised gross proceeds of $308,000 in the offering to conduct a drilling program on our mining properties.  In November of 2009 we borrowed $600,000 from two investors and issued 15% convertible promissory notes for this principal amount.  The promissory notes matured on November 30, 2012, and are convertible at $0.70 per share.  We failed to repay either of these notes on the maturity date of the notes, and have issued an additional 150,000 shares of our common stock to each of the two investors and the maturity dates were extended for one year, as per the terms of the notes.  Interest on the notes will continue to be paid by us during the extended period of the notes.

In July 2010, as described in more detail below, we entered into a financing arrangement with DMRJ Group I, LLC to provide up to $6,500,000 in funding for our Gold Hill mining properties.  This arrangement has been amended several times and remains in effect.

In addition to the financing arrangement with DMRJ Group, we continue to fund operations through the sale of our common stock.  In January 2012 we completed a non-public offering in which we sold a total of 309,420 shares for gross proceeds of $355,833.  An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock.  Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.

On February 7, 2012, we signed a letter of intent with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  Under the terms of the deal, Shoshone would have a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  Shoshone also provided an additional $100,000 to extend the terms of this agreement, and later forfeited the rights of the agreement when they were not able to perform.  Their option has expired.

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

Under the terms of the amended agreement, we are obligated to pay a 4% net smelter royalty on base metals in all areas except for extraction of mineralized material from the Kiewit gold property and a net smelter royalty on gold and silver, except for extraction of mineralized material from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  We are also obligated to pay a 6% net smelter return on any mineralized material extracted from the Kiewit gold property.  Beginning with 2010, we are required to make all lease property payments by submitting payment on a per claim basis on or before July 15th of each year during the term of the Agreement.  During 2012 we paid a total of $41,440 in claims fees pursuant to the amended Agreement.  If we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we will be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties.  The amended agreement also requires Clifton Mining to make available to us for our use all historical geological, engineering, and other data on the properties, as well as all buildings, equipment, existing permits, and water rights necessary for operations.  Clifton Mining has the right to terminate the Amended and Restated Lease and Sublease Agreement only if we fail to comply with the terms of the agreement and we fail to correct any breach of the agreement after 30 days’ notice from Clifton Mining.

On June 30, 2012, we entered into an arrangement with Clifton Mining Company and Woodman Mining to delay certain payments required pursuant to the terms of the Amended and Restated Lease and Sublease Agreement and to extend the declaration date for claims to be voluntarily released under the agreement. Section 7.1 of the agreement required the payment of $50,000 for each of the three properties covered by the agreement to be paid on or before July 24, 2012, if the properties had not been placed into production.  The parties agreed that on or before July 24, 2012, we would pay $50,000 for the annual holding fee for the Kiewit Property, that we would pay $50,000 on or before October 24, 2012 for the annual holding fee for the Clifton Shears-Smelter Tunnel Property; and that we would pay $50,000 on or before December 24, 2012 for the annual holding fee for the Cane Springs Property.  We also agreed to extend to July 15, 2012, the date by which we must give notice of the claims we no longer wish to maintain under the agreement and by August 20, 2012, reimburse the lessors for payments made to the BLM and Toole County for the claims to be retained by us.  The $50,000 payments for the annual holding fees for the Kiewit and the Clifton Shears-Smelter Tunnel properties were made in accordance with the June 30, 2012 arrangement.  A partial payment of $10,000 was made on December 24, 2012 for the Cane Springs payment.  The balance of this payment is currently being negotiated with the leaseholder.  Notice was timely given of the claims we no longer wish to maintain and the BLM reimbursement was also timely made.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it.  For 2012 we paid the annual maintenance fees on 296 of the original 419 unpatented mining claims which were the subject of the original lease.

In September 2009, we acquired all of the rights and interests of Clifton Mining in a $38,000 reclamation contract and a $3,777 cash surety deposit with the State of Utah Division of Oil, Gas and Mining for certain of the property covered by the Amended and Restated Lease and Sublease Agreement.  As consideration for Clifton Mining selling us its interest in the reclamation contract and surety deposit, we issued 60,824 shares of our common stock to Clifton Mining.  During the 180-day period commencing two years after the original date of this transaction, Clifton Mining had the option to put the shares to us for $48,000.  This option has now expired.

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

Under the terms of the amended agreement, we are required to pay a 6% net smelter royalty on base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  Beginning with 2010, we are required to make all property payments.  If we do not place the property into commercial production within a three-year period from the date of the original Agreement, we will be required to make annual payments to the trust of $50,000 per property to retain our rights to those properties.  The amended agreement also requires the trust to make available to us for our use all historical geological, engineering, and other data on the properties.  The Trust has the right to terminate the Amended and Restated Lease Agreement only if we fail to comply with the terms of the agreement and we fail to correct any breach of the agreement after 30 days’ notice from the Trust.

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

DMRJ Group Investment Agreement

On July 14, 2010, we entered into an Investment Agreement (the “Investment Agreement”) with DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”).  Under the terms of the Investment Agreement, DMRJ Group committed to loan us up to $6,500,000 under certain terms and conditions.  These loan advances can only be used by us to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts originally allocable to our Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  The balance of the funds borrowed from DMRJ Group could be used for capital and operating expenses.  Under the original loan agreement we received five loan advances from DMRJ Group for $500,000 each for an aggregate of $2,500,000, plus an aggregate of $441,176 in prepaid interest paid to DMRJ Group.

Each advance amount bears interest of 15% per annum from the date of borrowing.  Unless waived by DMRJ Group, we are required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance is less than one year prior to the maturity date of the promissory note.  This prepayment of interest is nonrefundable even if we prepay the advance.  Following this one-year period, interest on the advance accrues monthly until the advance is repaid in full.  In addition, at the time we repay or prepay the advance, we are required to pay an additional amount equal to 20% of the principal amount being repaid or prepaid (repayment premium or payment date interest).  Upon an event of default, the interest rate on the outstanding principal amount increases to 25%.

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

Pursuant to a Security Agreement with DMRJ Group dated July 14, 2010 (the “Security Agreement”), we have secured the repayment of any advances made by DMRJ Group with all of our assets, including our shares of Blue Fin Capital, Inc., our wholly owned subsidiary, which shares have been pledged as collateral for the advances pursuant to a Pledge Agreement dated July 14, 2010 (the “Pledge Agreement”).  As the secured party, DMRJ Group is appointed as attorney in fact to foreclose on and deal with our assets in the event of default.

As additional consideration for DMRJ Group entering into the original Investment Agreement with us, we issued 958,033 shares of our Series A Preferred Stock to the lender and entered into a Registration Rights Agreement dated July 14, 2010 (the “Registration Rights Agreement”), to register, either upon demand or by piggyback, the resale of the common shares issuable upon conversion of the Series A shares.  These preferred shares are convertible into shares of our common stock at the rate of one common share for each preferred share converted, subject to adjustment in the event we issue common shares or instruments exercisable or convertible into common shares at a price less than $0.70 per share, or if we effect a reverse or forward split of our outstanding shares or a reclassification of our common stock.

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

On March 11, 2011, we entered into a Third Amendment to the Investment Agreement.  This amendment allowed us to make a further request for a term loan advance under the Investment Agreement of up to $500,000 without satisfying the provisions requiring us to meet certain milestones in connection with our Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  Two $125,000 advances were received as part of this amendment.  These advances were not deemed to be Kiewit advances, meaning that they are not subject to the mandatory prepayment requirements under the Investment Agreement.

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

We have considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the Fourth Amendment to the Investment Agreement. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. We have concluded that the amendment constituted a substantial modification. During the quarter ended June 30, 2011, the Company recognized a loss on extinguishment of the DMRJ note of $2,149,404 representing the difference between the fair value of the amended note, including consideration and fees, and the carrying value of the original note, including related unamortized discount.

Under the terms of the Fourth Amendment, a total of $5,865,492 was due as follows:

Date	Yellow Hammer Advances	Bridge Advances	Total
6/30/2012	$1,147,403	$402,597	$1,550,000
9/30/2012	2,180,065	764,935	2,945,000
12/31/2012	1,014,520	355,972	1,370,492
	$4,341,988	$1,523,504	$5,865,492

In the event we completed an equity financing with net proceeds of more than $3,000,000, DMRJ Group would have the option to require us to pay 25% of the proceeds to satisfy our indebtedness to it.

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

As a condition of closing the Fourth Amendment to the Investment Agreement, we also agreed to limit the number of directors to seven persons, two of which will be designated by the holders of the Series A-1 and A-2 Preferred Stock.  As a result, we appointed Dan Small and David Levy, affiliates of DMRJ Group, as directors.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  We also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of December 31, 2012, no dividends have been paid by us.

On June 29, 2012, we entered into a forbearance agreement with DMRJ Group which extended the due date of the June 30, 2012 loan payment to September 30, 2012 in exchange for 80,000 shares of Series A-2 Preferred Stock.  Pursuant to the Investment Agreement, on June 30, 2012, we had been obligated to repay $1,550,000 of the funds previously loaned to us by DMRJ Group.  Pursuant to the forbearance agreement, DMRJ Group agreed to forbear from exercising its rights relating to a payment default if the payment due on June 30, 2012 was not paid.  The Company failed to make the payment on June 30, 2012, and therefore an event of default occurred under the terms of the Investment Agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Because the terms of the forbearance agreement were not met, it was terminated on July 31, 2012.

The Company failed to make the loan payment of $4,495,000 on September 30, 2012, and therefore an event of default occurred under the Investment Agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Under the Investment Agreement, DMRJ Group therefore has the right, at its option, to notify the Company and declare the full amount of all of the loans immediately due and payable, foreclose on the security for the loans, or exercise any other legal rights based upon breach of the Investment Agreement.  DMRJ Group has not notified the Company of its intent to exercise any of its rights based upon default of the Company under the Investment Agreement.

On October 17, 2012, the Company entered into a Fifth Amendment to the Investment Agreement with DMRJ Group.  The Fifth Amendment provided for the Company to receive up to $100,000 in additional funds in two advances (the “October Term Loan Advances”) of $50,000 each.  Only one of these $50,000 advances was taken in 2012.  The advances are not deemed to be Kiewit Advances, which means that they will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 31, 2012 to December 15, 2012.  The amount to be due under the Fifth Amendment for the prior balance due was $5,865,492 as of October 17, 2012; plus the $50,000 October Term Loan Advance and accrued interest on the entire amount at 2% per month.  This amount was not paid on December 15, 2012 and remained unpaid at December 31, 2012, with a total principal due of $5,915,492 and accrued interest due of $298,606 resulting in a total due of $6,214,098.

On January 29, 2013, the Company entered into a Sixth Amendment to the Investment Agreement with DMRJ Group.  The Sixth Amendment provides for us to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance replaces the second October Term Loan Advance, which had never been drawn.  The advance is not deemed to be a Kiewit Advance, which means that it will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 15, 2012 to March 5, 2013.  The amount to be due under the Sixth Amendment was $6,328,506 as of January 29, 2013; plus the January Term Loan Advance, received February 7, 2013, and accrued interest on the entire balance at 2% per month, for a total due at March 5, 2013 of $6,525,643.  The March 5, 2013 payment was not made and the note is currently in default with interest accruing at a rate of 2% per month.  Negotiations regarding a future long-term business relationship to fund the DMRJ Group note and provide equity for operating capital are currently ongoing.  A proposed agreement has been tentatively approved providing for payment of this debt from mining revenues.  The formalization of the proposed agreement is contingent upon receipt of all necessary permits, which is projected to occur in 2013.  The inability to gain all necessary permits could result in a loss of the mining claims due to foreclosure by DMRJ Group.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we will not be able to continue our business operations as currently planned and any shareholder would lose their entire investment in our common stock.

Operations

Refurbishing of our Cactus Mill pilot plant was completed in the fall of 2010 and processing of mineralized material was ongoing through December of 2011.  Mineralized material from the Yellow Hammer Mine was hauled to the pilot plant where it went through a floatation process to obtain a concentrate.  The concentrate was then shipped to Asarco’s Hayden, Arizona smelter plant for processing of copper, gold, and silver.  A total of 193 tons of concentrate were shipped resulting in net proceeds from the smelter of $852,850.  Tailings from this mineralized material were then reprocessed through the floatation cycle and gravity tables to obtain tungsten material which was shipped to Buffalo Tungsten for further processing.  The tungsten material netted us $117,055 in proceeds.  Royalties on this income, varying from 6% to 15%, were paid to the Jeneane C. Moeller Family Trust pursuant to the Joint Venture Agreement, as amended.  Total royalties paid were $90,360.  Test operations at the pilot mill were suspended in December 2011 and there is no current plan to resume these operations.  Upon receipt of our large mine operations permit, this pilot plant could be available to be put back into use to process additional Yellow Hammer mineralized material.  Issuance of this permit is expected in 2013.

Competition

The precious metal exploration and mining industry is highly fragmented.  We expect to compete with many other exploration companies looking for copper, gold, silver, tungsten, and other minerals.  We are among the smallest of the exploration companies in existence and are a very small participant in the precious metal industry.  However, we generally expect to compete favorably with other exploration companies since the claims held by us in the Gold Hill Mining District consolidate the principal mining areas and limit the ability of other exploration companies to commence material exploration activities in the district.  Furthermore, if we are able to successfully recover copper, gold and other by-products from our claims, it is likely that we will be able to sell all minerals that we are able to recover.

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

Government Compliance

Our operations are subject to extensive federal and state laws and regulations designed to conserve and prevent the degradation of the environment.  These laws and regulations require obtaining various permits before undertaking certain exploration or mining activities and may result in significant delays, substantial costs and the alteration of proposed operating plans.  As discussed below under Permits, we have retained North American Exploration, Inc. and JBR Environmental Consultants, Inc. to assist us in obtaining the necessary mining and environmental permits and clearances.  Meeting these regulatory requirements necessitates significant capital outlay.  In addition, obtaining these environmental permits does not eliminate liability of the owner and operator of the property for damages that may result from specific operations or from contamination of the environment.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims.  The 2012 annual maintenance fee payable to the BLM on our unpatented claims was $44,291 and was paid in August 2012.  The required affidavit was filed with the Tooele County Recorder on August 16, 2012.  Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained.  Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States.  Property taxes on the patented claims were $6,092 for 2012 and the mineral lease fees were $2,545.  We do not anticipate that these taxes and fees will significantly increase in 2013.

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

Employees

We currently have 2 full time employees, including our President, Rick Havenstrite, who devotes approximately 80% of his time or 40 hours per week for our business, and our CEO, Robert E. Jorgensen, who devotes approximately 95% of his time, or 38 hours per week for our business.  We have also engaged a metallurgist, a geologist, and an accountant on a part-time basis.  All of these employees and consultants work at our Gold Hill project site or at our offices located in Reno, Nevada, and Spokane, Washington.  In addition, we have a part-time consulting agreement with one of our directors, Eric L. Moe.

ITEM 1A.  RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by those who invest in our securities.  Any of the following risks could materially adversely affect our business, financial condition or operating results and could decrease the value of our Common and/or Preferred Stock.

Risks Relating to Our Business

We had a substantial loan payment due on March 5, 2013 to repay the loan from DMRJ Group which we failed to pay.  Due to our failure to repay the loan, we are currently in default which means DMRJ Group may foreclose on our mining claims at any time.

Our loan advances from DMRJ Group under the Investment Agreement, as amended, are secured by all of our assets, including our mining leases and equipment.  The Investment Agreement, as amended, also contains numerous affirmative and negative covenants which require us to perform certain obligations or refrain from certain actions so long as any amounts are owed to DMRJ Group under the Investment Agreement, as amended.  If we fail to meet all of our covenants under the agreement or if we fail to make any required payment of principal or interest when due, it is likely that DMRJ Group would call the full amount of the outstanding balances on our loans immediately due.  If we are unable to repay the outstanding balances at that time, we anticipate that DMRJ Group would foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  Because the Investment Agreement, as amended, limits our ability to obtain outside funds during the effective period of the Investment Agreement, it is possible that we would not be able to obtain alternate financing to satisfy the obligations owed to DMRJ Group in the event of foreclosure.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

On March 5, 2013, due to our failure to repay the amount due under the DMRJ Note, we are currently in default and DMRJ Group may foreclose.  Despite our default, DMRJ Group has provided a forbearance agreement on the loan and has agreed to negotiate to provide the necessary capital to re-structure the debt and fund the development of the Kiewit project.  This funding and re-structuring is contingent upon the receipt of the necessary permits which, if we are unable to acquire, could result in a loss of the mining claims.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and any shareholder would lose their entire investment in our common stock.

We may be denied the government licenses and permits which we need to explore on our property.  Continued delays in obtaining necessary operating permits could have a material negative impact on our ability to extract mineralized material from our claims.  In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine on our property.  If we are not granted the necessary permits, our business could fail.

Exploration activities usually require the granting of permits from various governmental agencies.  For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit.  Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken.  Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.  As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits.  The needed permits may not be granted at all.  We have experienced substantial delays in obtaining the necessary operating permits to commence operations on our claims. To date, 20 permits and licenses have been obtained for the development of the project.  The reclamation permit, submitted to DOGM in February 2010, has been approved.  The BLM has approved the mine plan as complete and is working through the NEPA process.  We estimate their review to be complete in 2013.  These delays have had a negative impact on our ability to generate revenue from operations and to secure funding for the project.  If we are not able to secure the necessary mining permits in a reasonable time, we may not be able to secure sufficient funding to continue even limited operations.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation sent a letter to the BLM outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  Currently, we are attempting to reach a settlement with the Confederated Tribes of the Goshute Reservation that will allow us to continue the permitting process; however, if a settlement is not agreed, the permitting process could be delayed significantly and may never conclude.  If we are not unable to secure the necessary mining permits in a reasonable time, we may not be able to secure sufficient funding to continue even limited operations and DMRJ Group could foreclose on our assets.

Exploring for precious metals is an inherently speculative business.  The properties on which we have the right to explore for precious minerals are not known to have any proven or probable reserves.  If we are unable to extract copper, gold, silver, tungsten, or any other resources which can be mined at a profit, our business could fail.

Natural resource exploration (currently our only business), and precious metal exploration in particular, is a business that by its nature is speculative.  There is a strong possibility that we will not discover copper, gold, silver, tungsten, or any other resources which can be mined or extracted at a profit.  Even if we do discover precious metal deposits, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it.  Few properties that are explored are ultimately developed into producing mines.  Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.  If we are unable to extract copper, gold, silver, tungsten, or any other resources which can be mined at a profit, our business could fail.

We will need to obtain additional financing to fund our exploration program.

We have no firm commitments or agreements to provide additional funding to have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties.  We may be unable to secure additional financing on terms acceptable to us, or at all.  Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock.  Such securities may also be issued at a discount to the fair market value of our common stock, resulting in possible further dilution to the book value per share of common stock.  If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.  Certain of our outstanding securities contain protections from issuances of additional securities below $0.70 per share which could result in additional shares being issued in the event of sales of equity or equity-linked securities below such price.

We are an exploration stage company and have only recently commenced exploration activities on our claims.  We expect to incur operating losses for the foreseeable future.

Our evaluation of the Gold Hill mining claims is primarily a result of historical exploration data.  Although we have made field observations, our exploration program is in its early stages.  Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful.  We have earned limited revenues from mining operations through sales of concentrate.  There are a number of difficulties normally encountered by early stage mineral exploration companies and there is a high rate of failure of such enterprises.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential difficulties include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses while realizing limited revenues.  We recognize that if we are unable to generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful.  If we are unsuccessful in addressing these risks, our business could fail.

Because of our continued losses, there are doubts as to whether we will continue as a going concern.

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

Our operating history consists of limited operations and starting our preliminary exploration activities.  We have limited income-producing activities from our exploration related activities.  We have already lost money due to the expenses we have incurred in acquiring the rights to explore on our property and starting our preliminary exploration activities.  Exploring for precious minerals or resources is an inherently speculative activity.  There is a possibility that we will not find any commercially exploitable deposits on our property.  Because we are an exploration company, we may never achieve any meaningful revenue.

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

Our principal shareholders, officers and directors own a substantial interest in our voting stock and investors will have a limited voice in our management.

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

In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may directly provide, or others may provide, compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning our business.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods and as a result the dissemination of inaccurate or misleading information may require us to comment or issue a corrective announcement.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or is complete is not under our control.  In addition to public relations costs, we may issue shares of restricted stock, and budget cash compensation to consultants and advisors for these activities, and such amounts may be increased in the future.  In addition, our investors may be willing, from time to time, to encourage investor awareness through similar activities, including payment of cash or stock compensation.  Investor awareness activities may also be suspended or discontinued which may impact the trading market in our common stock.

The Securities and Exchange Commission and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of improper activities may exist, such as rapid share price increases or decreases.  As a small public company with a public market established through a reverse merger, it is likely our activities, and our shareholders’ activities, will be subjected to enhanced regulatory scrutiny due to regulatory skepticism and potential bias against this manner of becoming publicly traded.  These factors, as well as because of the small number of holders who initially own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold (which markets have historically been associated by regulatory bodies with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTC Markets) may lead to regulatory and investor perceptions that are unfavorable.  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, which will constitute the entire available trading market.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  In addition, as part of the 4th Amendment to the Investment Agreement with DMRJ Group, beginning July 1, 2011, quarterly dividends in the amount of 10% of income are due to all preferred stockholders for each quarter that we  have consolidated net income, and we also cannot pay any dividends on the common stock until the preferred dividends are paid.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Gold Hill Projects

Overview

We hold leasehold interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 296 unpatented mining claims, of which 295 are lode claims, and one is an unpatented mill site claim.  This includes 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  We have assembled all of our claims and leases in this district to create a sizeable, contiguous property package on which to conduct regional-scale exploration.  Therefore, we intend to maintain our leasehold interest in the remaining mining claims for future exploration, if warranted.  Over the next 12 months, if necessary funding is obtained, we intend to commence extraction of mineralized material from the Kiewit lode claims and construct and operate a heap leach facility nearby to process the material from the Kiewit claims.

The first phase of our activities has included the re-habilitation and redesign of the existing mills on the Cactus Mill site to create a pilot plant facility.  Originally, a smaller mill operated on this site for several decades.  A larger mill was built many years ago but required modification to accommodate the Yellow Hammer material.  The rebuilt pilot mill was completed and testing was done in fall of 2010.  In October 2010 we tested processing mineralized material from the Yellow Hammer claims. This activity was suspended in December 2011 due to permitting issues.  We currently do not anticipate processing to resume any time in the near future.  The second phase of our current operating plan will include construction of an 800,000 square foot heap leach pad and process facility near the Kiewit site to accommodate disseminated gold material from the Kiewit project.  The construction of the heap leach facility and the proposed extraction activities on the Kiewit claims will require additional permits which we are in the process of securing from the appropriate governmental agencies.

We have no proven or probable reserves for this project.  Management has decided, rather than allocating funds and resources on a final feasibility study and developing proven or probable reserves, to process mineralized material based on existing data supplemented with our own confirming work.

We do not have any current plans to conduct material exploration activity on the remaining Utah claims until and unless we are able to generate revenue from planned activities on our Kiewit project claims.  At this time we do not consider these additional claims to be material to our current operating plan.

Project Location and Access

The Gold Hill Mining District is located in the Gold Hill and the Clifton 7½ minute quadrangles in western Utah.  The district includes the north end of the Deep Creek Mountains, one of the nearly north-south ranges that are common in the Great Basin.  On the east and north, the mountain area is separated by gravel slopes from the flat plain of the Great Salt Lake Desert, and on the west it is bounded by the Deep Creek Valley and groups of irregular low hills.  It is approximately 190 miles west-southwest of Salt Lake City, Utah, and approximately 56 miles south southeast of Wendover, Utah.  The project is reached by taking Alternate 93A south from Wendover approximately 28 miles and turning east on to the Ibapah Highway, a paved two lane road.  Approximately 17 miles east is a maintained two lane county road which provides access to the property approximately 11 miles southeast to the town of Gold Hill, Utah.  Each of the claims and the mill site are accessible by dirt roads maintained year-round by us and Tooele County.  Access to the property is maintained all year and we likewise intend to maintain roadways between the mining claims, the mill site and paved roads all year.

Mineral extraction activities on the property at this time will be open-pit with heap leach processing.  We anticipate conducting underground exploration in the future.

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

The mining district remained largely dormant during the period after World War II through the mid-1970s.  Between this period and the mid-1990s, several mining companies began to consolidate the fragmented land holdings in the area and a more regional-scale exploration operation was conducted.  In 1993 Clifton Mining Company acquired several of the mining claims in the area and subsequently purchased Woodman Mining Company which also held claims in the district.  After purchase of the claims, Clifton Mining commenced additional exploration activities and in 1997 developed road access up the Clifton Hills area.  Clifton completed construction of a 50 ton per day mill at the Cactus Mill site and started construction of a 500 ton per day gravity-flotation mill at the same location.  In 1999 Clifton Mining borrowed funds which financed upgrades to the mill.

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

Geology

Our Gold Hill project is underlain by Carboniferous limestone and shale units of the Ochre Mountain Limestone, Manning Canyon, and Ochre Formations.  Two distinctly separate igneous plutons intrude the sediments: a Jurassic granodiorite in the north and an Oliglocene quartz-monzonite in the south.  Intense structural preparation is exhibited in different forms throughout the property with extensive primary north south fracturing exhibited in most areas.  Considerable east west fracturing exists in the center of the project area and appears to control and/or host mineral occurrences.  Generally, economic mineralization exhibits a close special relation to the Jurassic granodiorite with economic mineralization occurring both along the sediment contacts and the fractures within the intrusive.  Nevertheless, there are no proven or probable reserves which would substantiate an established commercially minable deposit for extraction.  The close, special relationship of the granodiorite to many of the mineral occurrences suggests it is the primary source of the mineralization.  The Nolan Report described several separate faulting, folding, and mineralizing events in the district.

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

Exploration Activities

Systematic exploration is ongoing at the Kiewit site on a limited basis.  In addition, several other prospects including Oquirrh Springs the Frankie, the Lucy L and the Rustler have previously been sampled and evaluated.  We do not have any current plans to conduct material exploration activities on the remaining Utah claims until and unless we are able to generate revenue from planned activities on our Kiewit project claims.

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

Mineralization in the project area is manifested as: contact-metasomatic in and around limestone-granodiorite contacts (skarns), as fissure quartz-carbonate-adularia veins within the intrusive body itself, and as copper-gold replacement deposits within both the limestone and the intrusion.  The report concluded that together these styles of mineralization are indicative of epithermal and related porphyry systems.  Underlying thrust faults such as the Ochre Mountain thrust fault and the North Pass thrust fault along with numerous Mesazoic cross-cutting low-angle faults would have allowed magmatic or hydrothermal fluids emanating from the intrusion to migrate far from the intrusion and deep into surrounding wall rock.  Clastic shale units within the property may have acted to form traps where migrating fluids would have deposited metals.

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

Exploration Plans

We intend to commence processing activities on the Kiewit Claims upon receipt of the necessary permits.    Set forth below is a brief discussion of the material plans relating to these projects:

Cactus Mill Pilot Plant Rebuild.  The Cactus Mill site is located approximately 1/3 mile north and west of the town site of Gold Hill and approximately four miles north of the Yellow Hammer claims.  All needed access roads are already in place.  Milling began on this site in about 1919.  Prior to our recently completed rebuild project, the site consisted of two buildings with a concentrated storage area.  Water for the area comes from the Cane Springs, located approximately 1,000 feet southwest of the pilot mill site and is piped to the pilot mill.

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

We continued to adjust the specifications for the pilot mill to meet the requirements of the specific mineralized material fed into the plant.  The flotation circuit performed approximately to plan in the oxidized horizon with copper recovery of between 50-60% depending on the exact feed, but the gravity circuit with the spiral classifiers followed by a Wiffley table captured more tungsten than expected and greater amounts of copper than anticipated.  We estimate that as of December 31, 2011, we had produced approximately 385,000 pounds of copper concentrate and approximately 15,000 pounds of tungsten concentrate.  We have currently suspended operations and processing of mineralized material and are concentrating our efforts on exploration and obtaining the necessary permits to proceed with larger scale mining at the Kiewit property.  The pilot plant located on the Cactus Mill property remains on standby to process material from the district if needed as part of the Kiewit material processing.

Kiewit Gold Claims.  Based on prior exploration work performed by Dumont Nickel between 2004 and 2006, management believes that mineralized material located on the Kiewit claims is a highly oxidized, highly fractured, highly disseminated and cyanide amenable hydrothermal gold deposit, with very minimal silver occurrences with the gold.  Independent metallurgical testing by McClelland Laboratories in Reno, Nevada, has shown recoveries of 70% of gold are achievable with very low reagent consumptions but with the need for very fine crushing. We intend to extract mineralized material from three open pit mines and to process the material using a cyanide heap leach operation to recover gold and small amounts of silver.  Mining, haulage operations, crushing and placement of the material on the leach pad is intended to be performed by outside contractors.  The claims are located approximately 3000 feet northeast of the proposed leaching facility.  Removal of mineralized material from these claims is subject to obtaining the necessary permits as discussed below.

Kiewit Heap Leach Facility.  We intend to process any mineralized material extracted from the Kiewit claims through a heap leach facility we propose to construct approximately 3,000 feet to the southwest of the Kiewit claims on patented claims we currently lease.  We estimate that the leaching facility would cover approximately 20 acres.  The project will entail the construction of an 800,000 square foot clay and plastic lined pad and ponds and a 1,500 gallon per minute carbon column recovery facility.  We have budgeted $3,500,000 to complete this project upon receipt of necessary permits as discussed below.

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

Cactus Mill Site:  We currently hold a Large Mining Operations Permit from DOGM for the pilot plant which allows flotation and gravity concentration.  This permit was granted in October 1995 to Ivanhoe Joint Venture and was ultimately assigned to us on April 6, 2009.  We have also entered into a Reclamation Contract with the Division which was originally effective August 9, 2002, and transferred to us on April 6, 2010.  We have also posted a reclamation bond in the amount of $42,802 for this project with the Division.  Mineralized material for this pilot plant was generated exclusively from the Yellow Hammer claims under the above–referenced Small Mining Operations Permit.  Operations at this plant are currently suspended.

Cactus Mill Heap Leach Project:  The BLM and DOGM permitting processes have hampered this permit application making it too difficult to complete.  Our plans to amend the Cactus Mill permit to include a heap leach project have been put on hold.

Kiewit Project:  This deposit exists entirely on BLM unpatented mining claims from which an environmental assessment was previously completed by Dumont Nickel, a predecessor operator, on the affected area.  The heap leach pad and process area will be located on patented mining claims approximately 3,000 feet to the southwest of the Kiewit claims.

In February 2010 we filed an application with DOGM for a Large Mining Operations Permit to commence large mining operations for three open pit mines and a heap leach gold facility.  Final approval was received in November 2012.  In February 2010 we also submitted a Plan of Operation to the BLM.  Final approval is expected to be received in 2013. A separate Groundwater Discharge Permit through the Utah Department of Environmental Quality was issued on December 7, 2010.

In addition to completing the notice of intent filing, the BLM will require an analysis of our Plan of Operation in compliance with the National Environmental Protection Act (“NEPA”).  JBR Environmental Consultants has been engaged to prepare this analysis. The cost to date to prepare this analysis is $201,536 at December 31, 2012, with additional costs in 2013 expected to be about $50,000. We estimate approval of the Environmental Assessment (EA) in 2013.   If we are not granted the necessary permits, our business could fail.

Yellow Hammer Exploration:  In October 2008 DOGM issued an exploration permit for exploration of the Yellow Hammer claims which was used to conduct our drilling program on these claims in the fall of 2009.  We have also executed a Reclamation Contract dated October 13, 2009, and have posted a reclamation bond with the Division in the amount of $12,300 for this project.

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

Water and Power

Pursuant to our lease agreement with Clifton Mining, we have access to Cane Springs, a natural flowing spring approximately 1,000 feet southwest of the Cactus Mill site, as well as the Cane Springs mine shaft located approximately ¼ mile south of the Cactus Mill.  We have reconstructed pipe lines from Cane Springs and the Cane Springs shaft to the Cactus Mill pilot plant.  Management believes the water from these two sources will be sufficient to operate the pilot plant and the initial operations at the Kiewit heap leach, if needed.  We have been granted a one cubic foot per second water right from the Utah Division of Water Rights to provide water to the proposed Kiewit heap leach facility, which management believes will be sufficient to operate the proposed facility.  We intend to construct a well adjacent to the facility to provide this water.  Prior work on this site by Dumont Nickel has identified water at a depth of approximately 350 feet.

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

Offices and Other Facilities

We do not maintain separate offices for the company.  Mr. Jorgensen, our CEO, provides office space in his home in Spokane, Washington, for our principal executive offices.  Monthly rent for this space is $500 and commenced October 1, 2010.  Mr. Havenstrite, our President, operates on site at our mining property in Tooele County, Utah.  He also works from his office in Reno, Nevada.  Monthly rent for the office space in Reno is $500 and commenced October 1, 2009.  This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by him.  Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time.  Because of limited cash resources, these amounts are currently accruing rather than being paid.  Total accrued rent to these officers at December 31, 2012 is $3,500.

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

Unregistered Sales of Securities

On September 12, 2012, our Board of Directors approved the commencement of a non-public offering of up to 1,150,000 shares at $1.00/share to be sold pursuant to Rule 506 of Regulation D of the Securities Act. The offering expired on December 31, 2012.  As of December 31, 2012, we sold 130,000 shares of common stock at $1.00 per share for gross proceeds of $130,000.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The investors in this offering were accredited investors as defined in Regulation D. The investors delivered appropriate investment representations with respect to this sale and consented to the imposition of restrictive legends upon the stock certificate representing the shares. The investors were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock purchase. We paid no finder’s fees or broker fees in connection with this transaction. The shares sold in this offering were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During the quarter ended December 31, 2012, we issued a total of 16,071 shares each to West C Street, LLC and Ibearhouse, LLC as the monthly payments of interest on their convertible notes.  A total of 128,568 shares were issued during 2012 as payment of 2012 interest on the convertible notes.  In addition, 32,142 shares were issued on January 5, 2012 for payment of accrued interest through December 31, 2011.  The shares were valued at $0.70 for payment of the interest.  In addition, 150,000 shares were issued to West C Street, LLC and Ibearhouse, LLC as penalty shares as part of the extension of the due date of the notes.   These shares were valued at $1.15 per share.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

Holders

At April 2, 2013, we had 630 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed OTC Stock Transfer, Salt Lake City, Utah, to act as the transfer agent of our common stock.  We act as our own transfer agent for the Series A, A-1, and A-2 Preferred Stock.

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

So long as we have any outstanding obligations to DMRJ Group under the provisions of our Investment Agreement, as amended, we are prohibited from declaring or paying any dividends, except on our Series A-1 and A-2 Preferred Stock.  In addition, we are prohibited from declaring a dividend on our common stock if at the time any dividends on our Series A-1 and A-2 Preferred Stock are unpaid.

The holders of the Series A-1 and A-2 preferred shares are entitled to quarterly dividends equal to 10% of our consolidated net income for each quarter that we report net earnings, commencing with the quarter beginning July 1, 2011.  No dividends have been paid to date.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

We are a mineral exploration company with proposed projects located in the Gold Hill Mining District in Tooele County, Utah.  We are currently focused on exploration and completing the permitting process for our Kiewit claims and construction of a heap leach facility near these claims.  Concentrates from our test mill site have been processed at a smelter in Hayden, Arizona to extract any copper, gold, and silver from the mineralized material.  In addition, tungsten concentrates have been processed at a refinery in Buffalo, NY.  We are not currently processing mineralized material.

We were originally incorporated in the State of Idaho on November 5, 1957.  For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2008 we changed our corporate domicile from the State of Idaho to the State of Nevada.  In May 2009 we raised funds to recommence mining activities.  In July 2009 we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah.  We hold leasehold interests within the Gold Hill Mining District consisting of 296 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  From these claims we have centered our exploration activities on the Yellow Hammer site, the Kiewit site, and the Rainbow Hill, Cane Springs, Lucy L, Oquirrh Springs, Rustler and Frankie sites.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”). According to the original terms of the agreement, DMRJ Group has committed to loan to us up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to us were due not later than July 14, 2012. These loan advances could only be used by us to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  Advances for operations on the Kiewit project are conditioned upon our ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  We received loan advances from DMRJ Group for total net principal due of $3,500,000 at December 31, 2012 and December 31, 2011.

Under the initial terms of the loan, each principal advance amount bears interest of 15% per annum from the date of borrowing.  We were required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance is less than one year prior to the maturity date of the promissory note.  This prepayment of interest was nonrefundable if we prepaid the advance or went into default.  In addition, at the time we repay or prepay the advance, we were required to pay an additional amount equal to 20% of the principal amount being repaid or prepaid (payment date interest).

In July 2010, in connection with this agreement, we issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  We recorded a discount to the loan proceeds in the amount of $669,664, which was valued based on the stock price of $.70 less the cash received for the preferred stock.

Loan advances made for the Yellow Hammer and Kiewit projects were subject to mandatory prepayments by us.  Yellow Hammer advances were originally to be repaid, together with prepayment interest and any outstanding monthly interest, commencing on or before the fifth business day of the month beginning February 2011 and each month thereafter through September 2011.  Kiewit advances were to be repaid, together with prepayment interest and any outstanding monthly interest, beginning month seven after the initial advance on this project through month twelve.  However, due to the delays caused by the lengthy permitting process, the repayment dates have been deferred due to waivers, forbearances, and amendments to the initial Investment Agreement as stated in the following paragraphs.

Pursuant to a Security Agreement dated July 14, 2010, we secured repayment of any advances made by DMRJ Group with all of our assets, including our shares of Blue Fin Capital, Inc., our wholly-owned subsidiary.

In connection with the DMRJ Group transaction, our two convertible note holders, each of whom had loaned $300,000 to the Company on November 18, 2009, agreed to subordinate their debt to DMRJ Group.  In consideration for their agreement to subordinate their loans, we reduced the conversion price of the loans from $1.50 to $0.70 per share.  All other material terms of the loans remain unchanged.

On February 25, 2011, we entered into a Second Amendment to Investment Agreement with DMRJ Group which amended the Investment Agreement, dated as of July 14, 2010, as amended by the First Amendment and Waiver dated as of November 8, 2010.  The Second Amendment allowed us to receive a term loan advance of up to $125,000.  This advance was made without satisfying the provisions requiring us to meet certain milestones in connection with its Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance is not deemed to be a Kiewit Advance, which means that it was not subject to the mandatory prepayment requirements under the Investment Agreement.

On March 6, 2011, the Company entered into a Forbearance Agreement with DMRJ Group pursuant to which DMRJ Group agreed to forbear until April 6, 2011, from exercising its rights and remedies with respect to an event of default by virtue of our failure to make a mandatory prepayment as required under the Investment Agreement.  We failed to make the mandatory prepayment to DMRJ Group on March 7, 2011, as required in the Investment Agreement.  Pursuant to the Forbearance Agreement if we cured this prepayment default on or prior to April 6, 2011; no default interest would be due with respect to the period between the date of the prepayment default and April 6, 2011.

On March 11, 2011, we entered into a Third Amendment to Investment Agreement with DMRJ Group.  This amendment allowed us to make a further request for term loan advances under the Investment Agreement of up to $500,000 without satisfying the provisions requiring us to meet certain milestones in connection with the Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  Two $125,000 term loan advances were received as part of this amendment. These advances are not deemed to be Kiewit Advances, which means that they are not subject to the mandatory prepayment requirements under the Investment Agreement.

We failed to make our mandatory prepayment of $1,011,616 to DMRJ Group on April 7, 2011, as required pursuant to the Investment Agreement with DMRJ Group, and thus entered into a Fourth Amendment.

On April 21, 2011, we entered into a Fourth Amendment to Investment Agreement with DMRJ Group.  This amendment allowed us to receive a term loan advance under the Investment Agreement of $625,000 without satisfying the provisions requiring us to meet certain milestones in connection with the Kiewit properties and permitting us to use the funds for working capital and ordinary course general corporate purposes not inconsistent with or prohibited by the Investment Agreement.  The advance is not deemed to be a Kiewit Advance, which means that it is not subject to the mandatory prepayment requirements under the Investment Agreement.  The amendment also eliminates the requirement of the Investment Agreement to make mandatory prepayments for the Yellow Hammer advances.

We have considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the Fourth Amendment. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. We have concluded that the amendment constituted a substantial modification. During the quarter ended June 30, 2011, we recognized a loss on extinguishment of the DMRJ note of $2,149,404 representing the difference between the fair value of the amended note, including consideration and fees, and the carrying value of the original note, including related unamortized discount.

On June 29, 2012 we entered into a Forbearance Agreement with DMRJ Group which extended the due date of the June 30, 2012 loan payment to September 30, 2012 in exchange for 80,000 shares of Series A-2 Preferred Stock.  Pursuant to our Investment Agreement with DMRJ Group, on June 30, 2012, we were obligated to repay $1,550,000 of the funds previously loaned to us by DMRJ Group.  Pursuant to the Forbearance Agreement DMRJ Group agreed to forbear from exercising its rights relating to a payment default if the payment due on June 30, 2012 was not paid.  We failed to make the payment on June 30, 2012, and therefore an event of default occurred under the Investment Agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Because the terms of the forbearance agreement were not met, it was terminated on July 31, 2012.

We failed to make the loan payment of $4,495,000 on September 30, 2012, and therefore an event of default occurred under the Investment Agreement, subject to DMRJ Group’s agreement to forbear exercise its rights because of this default.  Under the Investment Agreement, DMRJ Group had the right at its option to notify us and declare the full amount of all of the loans immediately due and payable, foreclose on the security for the loans, or exercise any other legal rights based upon breach of the agreement.  DMRJ Group did not notify us of its intent to exercise any of its rights based upon default of us under the agreement.

On October 17, 2012, we entered into a Fifth Amendment with DMRJ Group.  The Fifth Amendment provided for us to receive up to $100,000 in additional funds in two advances (October Term Loan Advances) of $50,000 each.  Only one of these $50,000 advances was taken in 2012.  The advances are not deemed to be Kiewit Advances, which means that they will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 31, 2012 to December 15, 2012.  The amount due under the Fifth Amendment for the prior balance due was $5,865,492 as of October 17, 2012; plus the $50,000 October Term Loan advance and accrued interest on the entire amount at 2% per month. This amount was not paid on December 15, 2012 and remained unpaid at December 31, 2012 with a total principal and accrued interest due in the amount of $6,214,098.

On January 29, 2013, we entered into a Sixth Amendment with DMRJ Group.  The Sixth Amendment provides for us to receive additional funds in one advance (January Term Loan Advance) of $50,000. This advance replaces the second October Term Loan Advance, which had never been drawn.  The advance is not deemed to be a Kiewit Advance, which means that it will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 15, 2012 to March 5, 2013.  The amount due under the Sixth Amendment is $6,328,506 as of January 29, 2013; plus the January Term Loan Advance, received February 7, 2012, and accrued interest on the entire balance at 2% per month, for a total due at March 5, 2013 of $6,525,643.  Negotiations regarding a future long-term business relationship to fund the DMRJ Group note and provide equity for operating capital are currently ongoing.  A proposed agreement has been tentatively approved providing for payment of this debt from mining revenues.  The formalization of the proposed agreement is contingent upon receipt of all necessary permits, which is projected to occur in 2013.  The inability to gain all necessary permits could result in a loss of the mining claims due to foreclosure by DMRJ Group.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we will not be able to continue our business operations as currently planned and any shareholder would lose their entire investment in our common stock.

A summary of DMRJ Group-related amounts is as follows:

	December 31,	December 31,
	2012	2011
Note Payable – DMRJ Group
Yellow Hammer, total per 4th Amendment	$3,529,412	$3,529,412
Term loan advances	1,000,000	1,000,000
20% accrued repayment obligation	235,294	235,294
15% accrued prepaid interest obligation	176,471	176,471
Total before discount	4,941,177	4,941,177
Debt discount and other related amortizations	0	(230,891)
Accrued interest capitalized with 5th amendment	885,521	0
October 2012 term loan advance	50,000	0
Total loan balance at December 31	$5,876,698	$4,710,286

Accrued interest on DMRJ loans	$337,400	$397,059

Results of Operations for the Years Ended December 31, 2012 and 2011

During the years ended December 31, 2012 and 2011, we had a net loss of $3,278,362 and $4,776,074 respectively.  This represents a decreased net loss of $1,497,712 for the year ended December 31, 2012.  The decrease in net loss for the year ended December 31, 2012 is partially attributable to the recognition of a loss on extinguishment of debt in 2011 in the amount of $2,149,404, compared to $920,000 in 2012, due to the restructuring of the DMRJ debt.  The loss on extinguishment represents the difference between the fair value of the amended note with DMRJ and the carrying value of the original note.  In addition, interest and financing costs for the year ended December 31, 2012 also decreased by $48,014. These items were partially offset by the joint venture income of $200,000 received in 2012.  On March 1, 2011, we entered into a contract with Asarco, LLC to process approximately 200 tons of copper concentrates with silver and gold by-products.  These concentrates were processed at the Cactus Mill pilot plant.  Pursuant to this contract, we delivered 193 tons of concentrate by the end of December 2011 and received $852,850 in accordance with the revenue contract.  At December 31, 2011, all of the concentrates under this contract had been delivered to the smelter and all revenue had been received and recognized.  Royalties were paid to the Moeller Family Trust in the amount of $83,337 as a result of this contract.

In addition to the above contract, through December 31, 2011, we generated $117,055 in tungsten sales with 6% royalties paid or accrued to the Moeller Family Trust in the amount of $7,023.

Mining severance tax was due to the State of Utah in connection with the mineral sales, and is calculated based upon receipt of the proceeds.  At December 31, 2011, mining severance tax was accrued in the amount of $6,785.  This amount was paid in 2012. Operations at the pilot plant have been suspended and there was no processing income from this plant in 2012.

Liquidity and Cash Flow

Net cash used by operating activities was $623,998 during the year ended December 31, 2012, compared with $1,305,957 during the year ended December 31, 2011.  The decrease in cash used by operating activities is primarily attributable to the losses that were non-cash related, such as the loss on extinguishment of debt and the accretion of discounts relating to the debt.

Net cash provided by investing activities was $21,058 during the year ended December 31, 2012, compared to $110,190 during the year ended December 31, 2011.  The decrease in cash used by investing is attributable to a reduction in the purchase of fixed assets during the year ended December 31, 2012 along with the sale of assets in 2012.

Net cash provided by financing activities was $200,150 during the year ended December 31, 2012, compared with $1,264,688 during the year ended December 31, 2011.  The decrease is primarily a result of reduced borrowing from DMRJ Group, along with a reduction in equity financing.

As a result, cash decreased by $402,790 during the year ended December 31, 2012, leaving us a cash balance of $12,300 as of December 31, 2012, as compared to an ending cash balance at December 31, 2011 of $415,090.

Under the terms of the Sixth Amendment to the Investment Agreement with DMRJ Group, repayment of all loan advances is due in full March 5, 2013.  This payment was not made and we are currently in default on this note.  A proposed agreement is being negotiated which will allow for repayment of this loan from mining net proceeds.  This proposed agreement is subject to us obtaining all required permits.   This funding and re-structuring is contingent upon the receipt of the necessary permits which, if we are unable to acquire, could result in a loss of the mining claims.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

On February 7, 2012, we signed a letter of intent with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  Under the terms of the deal, Shoshone would have a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  Shoshone also provided an additional $100,000 to extend the terms of this agreement, and later forfeited the rights of the agreement when they were not able to perform.  Their option has expired.

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

Reclamation and Remediation

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements.  Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties.  We use assumptions about future costs, capital costs and reclamation costs.  Such assumptions are based on our current mining plan and the best available information for making such estimates.  In calculating the present value of the asset retirement obligation we used a credit adjusted risk free interest rate of 10% and projected mine lives of 5 to 12 years, depending on the site.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.  At December 31, 2012 and 2011, an Asset Retirement Obligation has been recorded in the amount of $63,584 and $57,502 respectively, for all of our Gold Hill properties.

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

No disagreement or reportable event requiring disclosure under this item has occurred.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Robert Jorgensen, our Chief Executive Officer and principal financial officer as of the year ended December 31, 2012, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon this evaluation, Mr. Jorgensen concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the year ended December 31, 2012, no information was required to be disclosed in a report on Form 8-K that was not reported during the period.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of April 2, 2013 the names and ages of, and position or positions held by, our named executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years.  The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board.  The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Positions	Director Since	Employment Background
Robert E. Jorgensen	59	Chairman, CEO, Secretary & Treasurer	2001

Mr. Jorgensen has served as our Chairman and treasurer since February 2001; as a vice-president from November 2001 until October 2004, as president from October 2004 until April 2009, and as CEO since April 2009.  He served as president of Monarch Gulf Exploration, an oil and gas exploration company, from January 2005 until late 2007.

Rick Havenstrite	54	Director & President	2009

Mr. Havenstrite has served as our President since April 2009 and has been employed by us to manage our mining operations since August 2009.  Since May 1999 he has been the co-owner and president of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC,.  From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, a exploration mining company, as vice-president of operations on the Milford Copper Project; from 1992 until 1996 he was general manager of Nevada operations for Arimetco Mining Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Nevmont Minerals, a small gold mining company, as manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a Mid-sized diversified mining company, as the mine manager and superintendent on the Alta Gold Buckskin Mine and the Robinson Mine in Utah; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico.  Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in mining engineering from the University of Reno Mackay School of Mines.  He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Daniel Small	43	Director	2011

Mr. Small has been a Managing Director of Platinum Management (NY) LLC, the advisor to Platinum Partners Value Arbitrage Fund LP, a multi-strategy investment fund since 2007.  Prior thereto he was a Senior Analyst at Glenview Capital Management, a long short-equity hedge fund from 2004 to 2007.  Mr. Small was a Director in the Strategic Risk Group, a proprietary investment platform at Merrill Lynch from 2003 to 2004.  Mr. Small was a Senior Analyst at Troubh Partners, a long short-equity hedge fund from 2000 to 2002.  He graduated magna cum laude with a B.S.E. from the Wharton School and received a J.D. from the University of Pennsylvania Law School.  Mr. Small has served as a director of our company since May 2011.  He has also served on the board of Black Elk Energy Offshore Operations LLC since 2009.

David Levy	28	Director	2011

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

Eric L. Moe	48	Director	2010

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

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law.  We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2012, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified.  There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director.

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

Committees

Because of its small size, the Board carries out the duties of the committees.  We do not have compensation, audit, nominating, or other standing committees of the Board of Directors.

Nominating Procedures

Recommendations for candidates to stand for election as directors are made by the Board of Directors.  We have not adopted a policy which permits security holders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

On March 21, 2011, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $	Stock Awards $	All Other Compensation $	Total $
Robert E. Jorgensen, CEO	2012	121,154(4)	0	6,000(2)	127,154
	2011	120,000	183,929(1)	6,000(2)	309,929
Rick Havenstrite, President	2012	120,769(4)	0	10,200(3)	130,969
	2011	121,538	0	10,200(3)	131,738
Eric Moe, Director	2012	120,000(5)	0	0	120,000
	2011	120,000	52,670(1)	0	172,670

(1)

This amount is computed on the basis of the fair value computed in accordance with FASB ASC Topic 718.

(2)

Mr. Jorgensen received $6,000 in 2012 and $6,000 in 2011 as rent paid by us for office space in his home which we use for our principal executive office.  This space is provided at a cost of $500 per month commencing October 1, 2010, pursuant to a Rental Agreement dated effective October 1, 2010, between us and Mr. Jorgensen.  Effective September 2012, this amount has accrued rather than being paid.  The total accrued rent payable to Mr. Jorgensen at December 31, 2012 is $2,000.

(3)

Mr. Havenstrite received $6,000 in 2012 and 2011 (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada.  We also paid $4,200 in 2012 and 2011 to RMH Overhead, for rent on an automobile.  Effective October 2012 these amounts have accrued rather than being paid.  The total accrued rent for auto and office space at December 31, 2012 for Mr. Havenstrite is $2,550.

(4)

Salary to these principals was paid until mid-year.  Amounts unpaid are accrued and have been designated to be paid from proceeds of production.

(5)

Consulting fees due to this individual was paid until mid-year.  Unpaid amounts are accrued and reflected in accounts payable.  The unpaid amount is designated to be paid from proceeds of production.

In accordance with the terms of the Fourth Amendment to the Investment Agreement with DMRJ Group, Mr. Jorgensen received 138,000 shares of stock in 2011 to fully satisfy this obligation for prior services.  In addition, Mr. Jorgensen and Mr. Moe each received 100,000 shares of stock valued at $52,670 in 2011 as a bonus for amending their employment or consulting agreements, as applicable, in connection with this Fourth Amendment.

During 2012 and 2011 we paid Mr. Jorgensen $10,000 per month in accordance with the terms of his employment agreement.  Beginning in June 2012, this amount was accrued rather than paid.  At December 31, 2012, accrued wages payable to Mr. Jorgensen are $61,000.  Effective September 1, 2010, we entered into an employment agreement with Mr. Jorgensen.  On May 3, 2011, the employment agreement was amended.  As amended, the initial term of the agreement expires on April 30, 2012, with automatic one-year extensions unless notice is given by the Company 90 days prior to the termination of the initial term or any extended period.  Mr. Jorgensen is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company and actually devotes approximately 95% of his business time to our company.  Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time.  He devotes approximately 38 hours per week to our business and currently has no other material business commitments to which he devotes a substantive amount of his time.  The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  He is also entitled to a monthly car allowance of $500.

During 2012 and 2011 we paid Mr. Havenstrite $10,000 per month. Beginning in June 2012, this amount was accrued rather than paid.  At December 31, 2012, accrued wages payable to Mr. Havenstrite are $70,000.  In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our company.  The term of the agreement is for four years, expiring December 31, 2013, with automatic one-year extensions unless notice is given by either party.  Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company.  Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time.  In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 80% of his time, or approximately 40 hours per week, to our business and approximately 20%, or 10 hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada.  He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us.  The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  In the event we terminate the agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay Mr. Havenstrite a severance package equal to three times the initial base salary if such termination occurs on or before August 31, 2011, and one and one-half times the largest annual base salary plus the largest annual performance compensation received by Mr. Havenstrite under the Agreement if such termination occurs after August 31, 2011, payable 75% within 30 days and the balance within 30 days of the first anniversary of the termination.

During 2012 and 2011 we paid Mr. Moe $10,000 per month in accordance with the terms of his consulting agreement.  Beginning in July 2012, this amount was accrued rather than paid.  At December 31, 2012, we owed Mr. Moe $60,000 for consulting work.  This amount is reflected in our accounts payable.  Effective September 1, 2010, we entered into a written consulting agreement with Mr. Moe which provides for a monthly payment of $10,000 and requires approximately 50% of Mr. Moe’s business time be dedicated to the business of our company.  On May 3, 2011, the consulting agreement was amended.  As amended, the initial term of the agreement expired on July 31, 2011, with automatic three-month extensions unless notice is given by the Company 30 days prior to the termination of the initial term or any extended period.  He is also required to notify us if any possible conflicts of interest arise with any other endeavors.  He devotes not less than 20 hours per week to our business and the balance of his business to RMJ, Inc., a small development stage oil and gas company.  He receives $10,000 per month, or $120,000 per year, under the consulting agreement.  He is also entitled to receive performance compensation of between 10% and 100% of the annual base cash compensation based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.

Equity Awards

As of December 31, 2012, there were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officers.

In July 2008 the Board of Directors adopted the Stock Option/Stock Issuance Plan, which was approved by the shareholders in August 2008.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 3,000,000 shares of our common stock authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

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

Compensation of Directors

Besides the compensation described above to the named executive officers, no compensation was paid to or earned by our directors during the last fiscal year ended December 31, 2012.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The Board has not adopted a policy to compensate directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of April 2, 2013, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class[1]
Robert E. Jorgensen 7115 North Division Street, Suite B #351 Spokane, WA 99208	533,250	5.95%
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	1,025,000[2]	11.45%
Eric L. Moe 8305 N. Colton Place Spokane, WA 99208	1,180,400	13.18%
Daniel Small Carnegie Hall Tower 152 West 57th Street New York, NY 10022	-	-
David Levy Carnegie Hall Tower 152 West 57th Street New York, NY 10022	-	-
Executive Officers and Directors as a Group (5 Persons)	3,271,900	36.54%
Clifton Mining Company[3] 80 West Canyon Crest Road Alpine, UT 84004	560,824	6.26%

Andrew and Karen Watling JTWROS 3567 Maidens Road Powhatan, VA 23139	464,000	5.18%
West C Street, LLC[4] Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	974,642[5]	10.34%
Ibearhouse, LLC[6] Kelley Price 7806 NE 10th Street Medina, WA 98039	974,642[7]	10.34%
DMRJ GROUP I, LLC[8] Carnegie Hall Tower 152 West 57th Street New York, NY 10022	2,758,033[9]	23.55%

1 This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of April 2, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At April 2, 2013, we had 8,955,257 shares outstanding.

2 Includes 25,000 shares held by Mr. Havenstrite’s wife, Marianne Havenstrite.

3 Kenneth Friedman who has sole voting and investment power over these shares.

4 Richard Meadows has sole voting and investment power over these shares.

5 Includes 471,429 shares issuable upon conversion of the principal and interest amount of an outstanding promissory note held by West C Street, LLC as of April 2, 2013.

6 Kelley Price has sole voting and investment power over these shares.

7 Includes 471,429 shares issuable upon conversion of the principal and interest amount of an outstanding promissory note held by Ibearhouse, LLC as of April 2, 2013.

8 Mark Nordlicht has sole voting and investment power over these shares.

9 Consists of 958,033 shares of Series A Preferred Stock convertible into 958,033 shares of the Company’s common stock and 180,000 shares of Series A-2 Preferred stock convertible into 1,800,000 shares of the Company’s common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the fiscal year ended December 31, 2012, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for f uture issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders[1]	-0-	--	2,030,333
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	-0-	-0-	2,030,333

1 Represents shares issuable under our 2008 Stock Option/Stock Issuance Plan.

In July 2008 the Board of Directors adopted the 2008 Stock Option/Stock Issuance Plan, which was approved by our shareholders in August 2008.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

In February 2010 we amended the plan to increase the number of shares available from 1,250,000 to 3,000,000 shares of our common stock which are authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of further stock splits, stock dividends, and other situations.  So long as we have any outstanding obligations to DMRJ Group, we are restricted to granting options or issuing shares under the plan in excess of 1,100,000 shares.  Under this incentive plan, we have  issued 969,667 shares as of April 2, 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2012 and 2011, $4,013 and $86,347, respectively, was paid in royalties to Clifton Mining for concentrate sold.  The amount paid in 2012 was for royalties accrued in 2011.  Royalties are paid in the period when concentrate sales income is received.

In June 2011, an agreement was made with West C Street, LLC and Ibearhouse, LLC to begin paying the monthly interest pursuant to promissory notes due in stock rather than cash.  Beginning with the May interest payment 5,357 shares of stock were issued to each of the two note holders for each month.    Total shares issued in 2012 for interest payable were 160,710 which included 32,142 shares accrued in 2011.  Shares issued for interest payable in 2011 was 53,574.  In addition, 150,000 shares were issued to each of the convertible note holders on November 30, 2 012 as penalty shares in connection with the extension of the due date of the convertible debt for one year.

In December 2009 we entered into a consulting agreement with Stuart Havenstrite, the father of Rick Havenstrite, our President and a director.  Pursuant to the agreement Mr. Havenstrite has agreed to provide geological services for our mining project.  The term of the agreement was for one year and we have agreed to compensate him at his regular hourly fee, provided that the aggregate payable for any month shall not exceed $6,000.  Either party may terminate the agreement at any time for cause.  The agreement may be extended by the parties and thereafter cancelled without cause at any time.  Mr. Havenstrite was paid $13,445 in 2012 and $39,185 in 2011.  In addition, Mr. Havenstrite was owed $4,640 at December 31, 2012 for work done in 2012.  During 2011, we paid $8,000 to RMH Overhead, LLC, an entity owned and controlled by Mr. Havenstrite, for accounting services performed by Ms. Havenstrite.  In 2011, Ms. Havenstrite became an employee and, during 2012 and 2011, we paid $39,573 and $32,538 respectively, for office/accounting services to family members of Mr. Havenstrite.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group under which they agreed to provide loans of up to $6,500,000 and received 958,033 Series A Preferred Shares convertible into a like number of common shares.  As a result of this transaction, DMRJ Group became a 5% shareholder.  This agreement has been amended several times and our agreement with DMRJ is now governed by the Sixth Amendment to the Investment Agreement, dated January 29, 2013.  DMRJ Group’s stock ownership at December 31, 2012 consists of 958,033 shares of Series A Preferred Stock convertible into 958,033 shares of our common stock and 180,000 shares of Series A-2 Preferred stock convertible into 1,800,000 shares of our common stock.  As part of these agreements, DMRJ has placed Daniel Small and David Levy, two of its principals, on our board of directors.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements.  The aggregate fees billed or to be billed for the fiscal years ended December 31, 2012 and 2011 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2012	$44,911
2011	$35,000

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees.  We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns.  In 2012, we were billed $5,165 for income tax preparation.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2012 and 2011 we were billed $1,548 and $95 respectively, for other services.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Agreement and Plan of Merger dated December 30, 2009, with Blue Fin Capital, Inc.	S-1	333-169701	2.1/10.1	9/30/10
3.1	Amended and Restated Articles of Incorporation	S-1	333-169701	3.1	9/30/10
3.2	Certificate of Designation for Series A Preferred Stock	S-1	333-169701	3.2	9/30/10
3.3	Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	3.1	5/9/11
3.4	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
4.1	Registration Rights Agreement dated May 3, 2011	8-K	333-169701	4.1	5/9/11
10.2	2008 Stock Option/Stock Issuance Plan, including grant forms*	S-1	333-169701	4.3/10.2	9/30/10
10.3	Amended and Restated Lease and Sublease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company	S-1	333-169701	10.3	9/30/10
10.4	Contract Assignment and Surety Transfer Agreement dated September 30, 2009, with Clifton Mining Company	S-1	333-169701	10.4	9/30/10
10.5	Amended and Restated Lease Agreement effective July 24, 2009, with Moeller Family Trust	S-1	333-169701	10.5	9/30/10
10.6	Form of Promissory Note dated July 14, 2010, to DMRJ Group I, LLC	S-1	333-169701	10.7	9/30/10
10.7	Security Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.8	9/30/10
10.8	Pledge Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.9	9/30/10
10.9	Loan Agreement dated November 18, 2009, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.10	9/30/10
10.10	Amended Loan Agreement dated July 14, 2010, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.11	9/30/10
10.11	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with West C Street LLC	S-1	333-169701	10.12	9/30/10
10.12	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with Ibearhouse, LLC	S-1	333-169701	10.13	9/30/10
10.13	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with West C Street LLC, as corrected	8-K	333-169701	99.1	12/28/12
10.14	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with Ibearhouse, LLC, as corrected	8-K	333-169701	99.2	12/28/12
10.15	Share Conversion Agreement dated September 11, 2013					X
10.16	Employment Agreement dated September 1, 2010, with Robert E. Jorgensen*	S-1	333-169701	10.14	9/30/10
10.17	Amendment dated May 3, 2011, to Employment Agreement dated September 1, 2010, with Robert E. Jorgensen*	10-K	333-169701	10.14	4/5/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
10.18	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.19	Consulting Agreement dated September 1, 2010, with Eric L. Moe*	S-1	333-169701	10.16	9/30/10
10.20	Amendment dated May 3, 2011, to Consulting Agreement dated September 1, 2010, with Eric L. Moe*	10-K	333-169701	10.17	4/5/12
10.21	Consulting Agreement dated December 28, 2009 with Stuart Havenstrite	S-1	333-169701	10.17	9/30/10
10.22	Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.6	11.12/10
10.23	Rental Agreement effective October 1, 2010, with Robert E. Jorgensen	S-1A	333-169701	10.18	11.12/10
10.24	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11.12/10
10.25	Amendment dated November 8, 2010 to Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.20	11.12/10
10.26	Second Amendment to Investment Agreement dated February 25, 2011	8-K	333-169701	99.1	3/3/11
10.27	Forbearance Agreement dated March 6, 2011	8-K	333-169701	99.2	3/15/11
10.28	Third Amendment to Investment Agreement dated March 11, 2011	8-K	333-169701	99.1	3/15/11
10.29	Fourth Amendment to Investment Agreement dated May 3, 2011	8-K	333-169701	99.1	5/9/11
10.30	Forbearance Agreement dated June 29, 2012					X
10.31	Fifth Amendment to Investment Agreement dated October 16, 2012	8-K	333-169701	99.1	10/18/12
10.32	Sixth Amendment to Investment Agreement dated January 29, 2013	8-K	333-169701	99.1	2/7/13
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
16.1	Letter dated June 20, 2011 from Child, Van Wagoner, and Bradshaw, PLLC	8-K	333-169701	16.1	6/21/11
21.1	List of Subsidiaries	S-1	333-169701	21.1	9/30/10
23.1	Consent of DeCoria, Maichel & Teague, PS					X
31.1	Rule 15d-14(a) Certification by Principal Executive and Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: April 11, 2013

By: /s/ Robert E. Jorgensen

Robert E. Jorgensen, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Robert E. Jorgensen Robert E. Jorgensen	Director & CEO (Principal Executive, Financial, and Accounting Officer)	April 11, 2013

/s/ Rick Havenstrite Rick Havenstrite	President & Director	April 11, 2013

/s/ David Levy David Levy	Director	April 11, 2013

/s/ Daniel Small Daniel Small	Director	April 11, 2013

/s/ Eric L. Moe Eric L. Moe	Director	April 11, 2013

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Desert Hawk Gold Corp

We have audited the accompanying consolidated balance sheet of Desert Hawk Gold Corp  (An Exploration Stage Company) (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Desert Hawk Gold Corp (An Exploration Stage Company) as of December 31, 2012 and 2011, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit through December 31, 2012 and is currently in default on its note payable. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague, PS

Spokane, Washington

April 10, 2013

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$12,300	$415,090
Accounts receivable	-	66,883
Prepaid expenses and other current assets	138,382	92,195
Total Current Assets	150,682	574,168

PROPERTY AND EQUIPMENT, net (Note 6)	285,338	377,757
MINERAL PROPERTIES AND INTERESTS (Notes 5 and 8)	835,556	835,237
RECLAMATION BONDS (Notes 5 and 8)	152,923	149,981

TOTAL ASSETS	$1,424,499	$1,937,143

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$141,263	$29,657
Accrued liabilities-officer wages (Note 8)	131,000	-
Derivative liability-put option (Notes 8 and 10)	-	25,193
Derivative liability-conversion option (Note 10)	140,798	230,714
Interest payable	337,400	419,559
Convertible debt-net of discount (Note 9)	600,000	534,764
Total Current Liabilities	1,350,461	1,239,887

LONG-TERM LIABILITIES
Stock redeemable with gold proceeds (Note 7)	130,000	-
Asset retirement obligation (Note 13)	63,584	57,502
Note payable-net of discount (Note 11)	5,876,698	4,710,286
	6,070,282	4,767,788

TOTAL LIABILITIES	7,420,743	6,007,675

COMMITMENTS (Notes 8 and 13)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	100
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,923,115 and 8,314,883 shares issued and outstanding, respectively	8,795	8,316
Additional paid-in capital	6,410,654	5,058,563
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(11,400,240)	(8,121,878)
Total Stockholders' (Deficit)	(5,996,244)	(4,070,532)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,424,499	$1,937,143

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			May 1, 2009
			(Inception of
	Year Ended		Exploration Stage)
	December 31,	December 31,	to December 31,
	2012	2011	2012

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$-	$969,905	$969,905

EXPENSES
General project costs	183,944	1,181,889	1,669,689
Exploration expense	281,361	240,176	1,651,945
Consulting	123,000	180,670	585,404
Officers salaries and directors fees	241,923	309,486	1,082,858
Legal and professional	80,472	88,085	444,920
General and administrative	153,392	189,702	598,932
Depreciation	68,419	67,573	158,762
	1,132,511	2,257,581	6,192,510

OPERATING LOSS	(1,132,511)	(1,287,676)	(5,222,605)

OTHER INCOME (EXPENSE)
Interest income and other income	1,342	3,794	64,193
Income on joint venture agreement	200,000	-	200,000
Change in fair value of derivatives	115,109	(121,232)	(6,123)
Loss on extinguishment of debt (Note 11)	(920,000)	(2,149,404)	(3,069,404)
Financing expense	(484,548)	(532,562)	(1,332,311)
Interest expense	(1,057,754)	(688,994)	(2,033,990)
	(2,145,851)	(3,488,398)	(6,177,635)

LOSS BEFORE INCOME TAXES	(3,278,362)	(4,776,074)	(11,400,240)
INCOME TAXES	-	-	-

NET LOSS	$(3,278,362)	$(4,776,074)	$(11,400,240)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.39)	$(0.60)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,461,222	7,966,110

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
						Accumulated Deficit	Accumulated Deficit
	Preferred Stock		Common Stock		Additional Paid-in	prior to Exploration	During Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficit)
Balance, December 31, 2008	-	-	1,867,348	$1,867	$931,525	$(984,566)	$-	$(51,174)
Common stock issued for cash at $.70/sh	-	-	1,436,300	1,436	1,003,974	-	-	1,005,410

Common stock cancelled	-	-	(107,064)	(107)	(32,291)	-	-	(32,398)

Common stock issued for mineral lease at $.70/sh	-	-	750,000	750	524,250	-	-	525,000

Common stock issued for reclamation contract at $0.70/sh	-	-	60,824	61	16,345	-	-	16,406

Common stock issued with convertible notes as financing incentive at $0.70/sh	-	-	300,000	300	209,700	-	-	210,000

Common stock issued for wages at $.70/sh	-	-	50,000	50	34,950	-	-	35,000

Common stock issued to acquire subsidiary	-	-	2,713,636	2,714	(229)	-	-	2,485

Net income for the period ended December 31, 2009	-	-	-	-	-	(32,025)	(486,194)	(518,219)
Balance, December 31, 2009	-	-	7,071,044	$7,071	$2,688,224	$(1,016,591)	$(486,194)	$1,192,510
Common stock issued for cash at $.70/sh	-	-	3,700	4	2,586	-	-	2,590

Common stock issued for services at $.70/sh	-	-	511,667	512	357,655	-	-	358,167

Preferred stock issued for cash at $.001/sh	958,033	$958	-	-	669,644	-	-	670,602

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,859,610)	(2,859,610)
Balance, December 31, 2010	958,033	$958	7,586,411	$7,587	$3,718,109	$(1,016,591)	$(3,345,804)	$(635,741)

Common stock issued for cash at $1.15/sh	-	-	291,898	292	335,391	-	-	335,683

Common stock issued for services at $0.70/sh	-	-	383,000	383	267,717	-	-	268,100

Common stock issued for interest payable at $.70/sh	-	-	53,574	54	37,446	-	-	37,500

Preferred stock issued in connection with amendment to debt	100,000	100	-	-	699,900	-	-	700,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(4,776,074)	(4,776,074)
Balance, December 31, 2011	1,058,033	$1,058	8,314,883	$8,316	$5,058,563	$(1,016,591)	$(8,121,878)	$(4,070,532)
Common stock issued for cash at $1.15/sh	-	-	17,522	18	20,132	-	-	20,150

Common stock issued for cash at $1.00/sh with redemption feature classified as a liability	-	-	130,000	-	-	-	-	-
Common stock issued for 2011 interest payable at $.70/sh	-	-	32,142	32	22,468	-	-	22,500

Common stock issued for interest payable at $.70/sh	-	-	128,568	129	89,871	-	-	90,000

Common stock issued in connection with amendment to convertible debt	-	-	300,000	300	299,700	-	-	300,000

Preferred stock issued in connection with amendment to debt	80,000	80	-	-	919,920	-	-	920,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(3,278,362)	(3,278,362)
	1,138,033	$1,138	8,923,115	$8,795	$6,410,654	$(1,016,591)	$(11,400,240)	$(5,996,244)

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			May 1, 2009
			(Inception of
	Year Ended		Exploration Stage)
	December 31,	December 31,	to December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,278,362)	$(4,776,074)	$(11,400,240)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	68,419	67,573	158,762
Common stock issued for services	-	136,842	530,009
Common stock issued for interest expense	90,000	37,500	127,500
Common stock issued for convertible stock extension	300,000	-	300,000
Accretion of debt related discounts	296,127	732,898	1,460,976
Accretion of asset retirement obligation	5,763	-	5,763
Change in fair value of derivatives	(115,109)	121,232	6,123
Loss on extinguishment of debt	920,000	2,149,404	3,069,404
(Gain) Loss on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	66,883	(66,883)	-
(Increase) decrease in prepaid expenses and other current assets	(46,187)	(50,042)	(138,382)
Increase (decrease) in accounts payable and accrued expenses	111,606	(77,966)	138,088
Increase (decrease) in accrued liabilities - officer wages	131,000	-	90,309
Increase (decrease) in interest payable	825,862	419,559	1,245,421
Net cash used by operating activities	(623,998)	(1,305,957)	(4,408,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	24,000	(40,511)	(428,104)
Payments on mineral leases	-	-	(250,249)
Acquisition of reclamation bonds	(2,942)	(69,679)	(110,122)
Notes receivable	-	-	27,500
Proceeds from marketable securities	-	-	48,920
Net cash provided (used) by investing activities	21,058	(110,190)	(712,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from note payable	50,000	1,000,000	3,550,000
Payment of note payable - equipment	-	(15,995)	(15,995)
Proceeds from issuance of common stock	20,150	335,683	1,363,833
Proceeds from issuance of common stock with redemption features	130,000	-	130,000
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	(55,000)	(521,281)
Net cash provided by financing activities	200,150	1,264,688	5,107,515

NET INCREASE (DECREASE) IN CASH	(402,790)	(151,459)	(13,347)
CASH, BEGINNING OF PERIOD	415,090	566,549	25,647

CASH, END OF PERIOD	$12,300	415,090	$12,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$164	$30,000	$13,664

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	300,000	-	510,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment	920,000	700,000	1,620,000
Common stock issued for accrued liabilities-officer wages	-	131,259	131,259
Common stock issued for interest payable	22,500	-	22,500
Interest payable converted to note payable	885,521	-	885,521

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

Marketable Securities

The Company accounts for marketable securities as required by ASC Topic 320 Investments – Debt & Equity Securities.  At acquisition, an entity shall classify debt securities and equity securities into one of the following three categories:

•

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

•

Trading Securities – bought principally for the purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

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

The Company recognized no increase in the liability for unrecognized tax benefits.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2012 or 2011.  See Note 12.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At December 31, 2012 and December 31, 2011, common stock equivalents outstanding are 857,143 and 857,143 shares, respectively, into which the convertible debt (Note 9) can be converted and 2,758,033 and 1,958,033, respectively, shares of common stock into which the preferred stock (Note 3), can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50 include cash, receivables, notes payable and debt.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012, and December 31, 2011.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

2012 Activity

In January 2012, an equity financing was completed with the sale of 17,522 shares of common stock in January providing $20,150 in proceeds.

In September 2012 an equity financing was initiated which resulted in sales of 130,000 shares of common stock during the 4th quarter of 2012, providing proceeds of $130,000.  Under the terms of this offering, stock could be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  See Note 7 for further information on the accounting of this issuance.

On December 3, 2012, 321,428 shares of common stock were issued to the two holders of the convertible debt, with 150,000 shares were issued to each of the two debt holders as penalty shares as part of the extension of the due date of the notes.  The due date of the convertible debt was then extended to November 30, 2013.  The remaining 21,348 shares of common stock were issued to the convertible debt note holders as interest for the months of October and November 2012.  The shares were valued at $.70 per share for interest expense.  See Note 9 for further information regarding this issuance.

On January 15, 2012, March 31, 2012, June 29, 2012 and September 25, 2012 the Company issued 32,142 shares of stock to the note holders of the convertible debt for interest expense for the quarters then ending.  In addition, 10,714 shares of common stock were issued to these note holders on December 31, 2012 for interest expense for December 2012.  The shares were valued at $.70 per share.

2011 Activity

On February 15, 2011, the Company issued 25,000 shares of common stock valued at $0.70 per share or $17,500 in services.  The shares were issued to an employee under the Company’s 2008 Stock Option/Stock Issuance Plan pursuant to the terms of the employee’s employment agreement with the Company.

On May 3 and May 10, 2011, the Company issued a total of 220,000 shares of common stock valued at $0.70 per share or $154,000 for services and 138,000 shares valued at $0.70 per share or $96,600 to satisfy accrued expenses for prior services.  The shares were issued to non-employees, who were current or prior directors, under the Company’s 2008 Stock Option/Stock Issuance Plan.

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

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock. During the quarter ended June 30, 2011, 100,000 shares of Series A-2 Preferred Stock were issued.  At December 31, 2011, 100,000 shares of Series A-2 Preferred Shares were outstanding that are convertible by the holder into 1,000,000 shares of the Company’s common stock.  See Note 11 for further information on the accounting of this stock issuance.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  The Company also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of December 31, 2012, no dividends have been paid by the Company because there has been no net income.

On June 29, 2012, an additional 80,000 shares of Series A-2 Preferred stock were issued in connection with the Forbearance Agreement of the DMRJ Group funding arrangement. These shares are convertible by the holder into 800,000 shares of the Company’s common stock.  See Note 11 for further information on the accounting of this issuance.  At December 31, 2012, a total of 180,000 shares of Series A-2 preferred stock were outstanding.

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock ten times the Series A-1 Issue Price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock ten times the Series A-2 Issue Price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 preferred stock is $0.70 per share and the initial conversion price of the Series A-2 preferred stock is $1.00.  If the Company issues or sells shares of its common stock, or grant options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower of sale or conversion price.  The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.  See Note 11 for further information on the accounting of this issuance.

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

During the year ended December 31, 2012, no shares were issued under this plan.  During the year ended December 31, 2011 the Company issued 383,000 shares of its common stock as bonuses and for services under the Plan, including 338,000 shares to two directors and 45,000 shares to an employee and two former directors.  No options to purchase common shares have been issued under this Plan through December 31, 2012.

NOTE 5 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of December 31, 2012 and 2011 are as follows:

	2012	2011
Yellow Hammer site
Initial lease fee	$175,000	$175,000
Asset retirement obligation	30,908	30,908
Total	205,908	205,908

Kiewit, Cactus Mill and all other sites
Initial lease fee	600,000	600,000
Asset retirement obligation	26,913	26,594
Total	626,913	626,594

Blue Fin claims
Initial purchase price	2,735	2,735
Total	2,735	2,735

Total Mineral Properties and Leases	$835,556	$835,237

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 296 unpatented claims, including the unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands.  All but four of these mining claims and leases were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.  Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  Annual lease fees are required on the 296 claims that make up the Company’s Gold Hill property.  Of these, four claims are within the Yellow Hammer site.  Annual claims fees are currently $140 per claim plus administrative fees.

On February 7, 2012, we signed a letter of intent with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would acquire a 50% interest in our mineral properties located in Tooele County, Utah.  Under the terms of the deal, Shoshone had a 120 day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  The joint venture had not been finalized as of June 30, 2012 and an additional deposit of $100,000 had been agreed to as of June 29, 2012 to extend the agreement to joint venture the property until September 30, 2012.  Although this additional deposit was received, other terms of the extension were not met and effective July 21, 2012, the joint venture agreement was terminated and the $200,000 received was recognized as gain on termination of a joint venture agreement.

Exploration Expenditures

Exploration expenditures incurred by the Company during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Assaying	$13,791	$15,609
Geological consulting fees/Permitting	265,793	217,439
Maps and miscellaneous	1,777	3,923
Transportation	0	3,205
Total Exploration Expenditures	$281,361	$240,176

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2012 and 2011:

	2012	2011
Equipment	$410,949	$438,949
Furniture and fixtures	4,268	4,268
Vehicles	23,516	23,516
	438,733	466,733
Less accumulated depreciation	(153,395)	(88,976)
Total Property and Equipment Expenditures	$285,338	$377,757

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $68,419 and $67,573, respectively.

NOTE 7 – STOCK REDEEMABLE WITH GOLD PROCEEDS

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of the Company’s common stock.  Under the terms of this offering, the shares can be redeemed for cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity.

NOTE 8– COMMITMENTS

Mining Properties

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture agreement, the Company is  required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  The Company has incurred royalty expense of $90,360 as of December 31, 2011 associated with sales of concentrate during the year ended December 31, 2011 royalties have been included in general project costs on the Consolidated Statement of Operations.  There were no sales and no royalty expense in 2012.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the leasing of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposit into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  The Company did not begin commercial production thus, pursuant to this agreement, the Company made $50,000 payments in 2012 on the Kiewit and the Clifton Shears properties and a partial payment of $10,000 on the Cane Springs property.  Negotiations are ongoing regarding this property.

In September 2009, the Company acquired all of the rights and interests of Clifton Mining in a $42,802 reclamation contract and cash surety deposit with the State of Utah Division of Oil Gas and Mining for the property.  As consideration for Clifton Mining selling its interest in the reclamation contract and surety deposit, the Company issued 60,824 shares to Clifton Mining.  For a period of two years the Company had the right to repurchase the shares for $48,000, or during the 180-day period after this two year period, Clifton Mining had the option to put the shares to the Company for $48,000.  The put option expired on March 30, 2012.  In connection with the issuance of this put option, management concluded that the 60,824 shares should be recorded as a derivative liability, and not as equity.  See Note 10.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  The Company owed $131,259 to the CEO at December 31, 2010 for amounts due under the provisions of the September 2010 agreement and prior similar agreements.  On May 3, 2011, this payable was satisfied with the issuance of 138,000 shares of stock to the CEO.  As of December 31, 2012, compensation has not been paid to these three individuals for several months.  Accrued compensation of $131,000 and consulting payable of $60,000 are due per these agreements at December 31, 2012.

NOTE 9 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group.  See Note 11.  The notes are convertible into potentially 857,143 shares of common stock and principal and interest were due November 30, 2012.

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders were issued 26,787 shares of stock through December 2011, plus 16,071 each in January 2012, valued at $.70, to settle accrued interest for the months of May through December 2011, and 64,284 shares of stock each in 2012 to settle accrued interest for 2012.

The Company failed to repay the loan in full on the maturity date, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders.  This stock was valued at $1.00, the price of recent stock sales, and was accounted for as financing expense.  As part of this agreement, the due date of the note was extended to November 30, 2013, with interest continuing to be paid with shares of common stock each month.

NOTE 10 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets was as follows:

Derivative Instruments	December 31, 2012	December 31, 2011

Put option	$0	$25,193
Conversion option	$140,798	$230,714

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at December 31, 2012 and December 31, 2011:

	Number of Shares	Volatility	Risk- Free Rate	Expected Life (in years)	Stock price
December 31, 2012
Conversion option	437,227	80.91%	0.035%	.180	$1.15
December 31, 2011
Conversion option	406,700	91.72%	0.900%	.077	$1.15
Put option	60,824	116.41%	0.060%	0.164	$1.15

NOTE 11 – DMRJ GROUP FUNDING

2010 Activity

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

Each principal advance amount bears interest of 15% per annum from the date of borrowing.  The Company was required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance was less than one year prior to the maturity date of the promissory note.  This prepayment of interest was nonrefundable if the Company prepaid the advance or went into default.  In addition, at the time the Company repaid the advance, it is required to pay an additional amount equal to 20% of the principal and interest amount being repaid.

In July 2010, in connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  The Company recorded a discount to the loan proceeds in the amount of $669,644, which was valued based on the stock price of $.70 less the cash received for the preferred stock.

Advances made by DMRJ Group are collateralized by all of the Company’s assets, including its shares of Blue Fin Capital, Inc., the Company’s wholly-owned subsidiary.

2011 Activity

On February 25, 2011, the Company entered into a Second Amendment to Investment Agreement with DMRJ Group.  The Second Amendment allowed the Company to receive a term loan advance of up to $125,000.

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

On April 21, 2011, the Company entered into a Fourth Amendment to Investment Agreement with DMRJ Group.  This amendment allowed the Company to make a further request for a term loan advance under the Investment Agreement of up to $625,000.

The Company considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the Fourth Amendment.  ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt.  The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment.  The Company has concluded that the amendment constituted a substantial modification.  During the year ended December 31, 2011, the Company recognized a loss on extinguishment of the DMRJ note of $2,149,404 representing the difference between the fair value of the amended note, including consideration and fees, and the carrying value of the original note, including related unamortized discount.

The Fourth Amendment contained provisions for DMRJ Group to elect to convert the outstanding payable balances to shares of Series A-1 preferred stock (for the Yellow Hammer Advances) and Series A-2 Preferred Stock (for the Term Loan Advances).  See description of the Preferred Stock in Note 3.

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.  The conversion rate of the preferred stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated with the amended agreement with an offset to the carrying value of the debt.  The assumptions used in the Black-Scholes option pricing model at May 3, 2011, were as follows: (1) dividend yield of 0%; (2) expected volatility of 96.8%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years.  The conversion option liability is adjusted to its fair value at the end of each reporting period with the change in fair value recognized in net loss.  The conversion option liability at December 31, 2012 and December 31, 2011 is recorded at $140,798 and $230,714 respectively.  See Note 10.

Also in connection with entering this Fourth Amendment, in 2011 the Company issued 100,000 shares of Series A-2 Preferred Stock valued at $700,000 to DMRJ Group.  The value was determined by calculating the number of common shares into which the Series A-2 preferred shares are convertible (1,000,000 common shares) times the fair value for shares of common stock on the date of issuance ($0.70).  The Company recognized the amount in the loss on extinguishment of debt related to the Fourth Amendment.

2012 Activity

On June 29, 2012, the Company entered into a forbearance agreement with DMRJ Group which extended the due date of the June 30, 2012 loan payment to September 30, 2012 in exchange for 80,000 shares of Series A-2 Preferred Stock.  The value of this issuance was determined by calculating the number of common shares into which the Series A-2 preferred shares are convertible (800,000 common shares) times the fair value for shares of common stock on the date of issuance ($1.15).  The Company recognized this amount of $920,000 as loss on extinguishment of debt.  Pursuant to the Investment Agreement, on June 30, 2012, the Company had been obligated to repay $1,550,000 of the funds previously loaned by DMRJ Group.

The Company failed to make the loan payment of $4,495,000 on September 30, 2012, and therefore an event of default occurred under the Investment Agreement.

On October 17, 2012, the Company entered into a Fifth Amendment to the Investment Agreement with DMRJ Group.  The Fifth Amendment provided for the Company to receive up to $100,000 in additional funds in two advances (the “October Term Loan Advances”) of $50,000 each.  Only one of these $50,000 advances was taken in 2012.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 31, 2012 to December 15, 2012.  The amount was not paid on December 15, 2012 and remained unpaid at December 31, 2012.  See note 15-Subsequent Events.

A summary of DMRJ Group-related amounts is as follows:

		December 31,		December 31,
		2012		2011
Note Payable – DMRJ Group	$		$
Yellow Hammer, total per 4th Amendment		3,529,412		3,529,412
Term loan advances		1,000,000		1,000,000
20% accrued repayment obligation		235,294		235,294
15% accrued prepaid interest obligation		176,471		176,471
Total before discount		4,941,177		4,941,177
Debt discount and other related amortizations		0		(230,891)
Accrued interest converted to note payable with 5th amendment		885,521		0
October 2012 term loan advance		50,000		0
Total loan balance at December 31		$5,876,698		$4,710,286

Accrued interest on DMRJ loans		$337,400		$397,059

NOTE 12 – PROVISION FOR INCOME TAXES

The Company did not recognize a tax provision (benefit) for the years ended December 31, 2012 and 2011 because the Company has net operating loss carry forwards.  A reconciliation of the tax benefit that would have been recognized using the Company’s statutory income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
Federal income tax benefit based on statutory rate	$ (1,114,643)	(34)%	$ (1,624,000)	(34.0)%
Effect of non-deductible items	(357)	-	74,000	1.6%
Increase in valuation allowance	1,115,000	34%	1,550,000	32.4%
Total taxes on income (loss)	$ -	-%	$ -	-%

Significant components of the deferred tax assets for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax asset:
Net operating loss carry forward	$2,860,000	$1,927,000
Exploration costs	397,000	276,000
Non-deductible finance-related costs	875,000	814,000
	4,132,000	3,017,000
Deferred tax asset valuation allowance	(4,132,000)	(3,017,000)
Net deferred tax asset	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $8.4 million which expire through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.  Deferred tax assets assume an effective tax rate of 34%, and are offset by a valuation allowance, which increased by approximately $1,115,000 and $1,550,000 during the years ended December 31, 2012 and 2011, respectively.

The Company has no tax position at December 31, 2012 or 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2012 or 2011.  The Company’s federal income tax returns from 2009 through 2012 remain open and subject to examination.

NOTE 13 - REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements.  Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties.  The Company uses assumptions about future costs, capital costs and reclamation costs.  Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates.  In calculating the present value of the asset retirement obligation the Company used a credit adjusted risk free interest rate of 10% and projected mine lives of 5 to 12 years, depending on the site.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.  At December 31, 2012 and 2011, asset retirement obligation has been recorded in the amount of $63,584 and $57,502 for all of the Company’s Gold Hill properties.

Changes in the reclamation liability for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Reclamation and remediation liability, beginning of year	$57,502	$0
Obligation incurred	0	57,502
Increase in present value of liability due to additional payments	319	0
Accretion expense	5,763	0
Reclamation and remediation liability, end of year	$63,584	$57,502

NOTE 14 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, the Company recognized rent expense of $6,000 per year that was paid to Robert Jorgensen, the Company’s chief executive officer.  Also, during the years ended December 31, 2012 and 2011, the Company recognized rent expense, for rental of office space and a vehicle, of $6,000 and $7,500, respectively, that was paid to Rick Havenstrite, the Company’s president and a director.

During 2011, the Company paid $8,000 to RMH Overhead, LLC, an entity owned and controlled by Rick Havenstrite, for accounting services performed by his wife, Marianne Havenstrite.  During the year ended December 31, 2012, the Company also paid $39,573 for office and accounting services performed by family members of Mr. Havenstrite.

During the years ended December 31, 2012 and 2011, the Company recognized exploration expense of $23,296 and $39,185, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite.

NOTE 15 – SUBSEQUENT EVENTS

On January 29, 2013, the Company entered into a Sixth Amendment to the Investment Agreement with DMRJ Group.  The Sixth Amendment provides for the Company to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance replaces the second October Term Loan Advance, which had never been drawn.  In addition, the maturity date of the entire loan balance due to DMRJ is moved from December 15, 2012 to March 5, 2013.  The amount to be due under the Sixth Amendment was $6,525,643.  The March 5, 2013 payment was not made and the note is currently in default with interest accruing at a rate of 2% per month.  DMRJ Group has the right to call the full amount of the outstanding balances immediately due.  If the Company is unable to repay the outstanding balances at that time, the Company anticipates that DMRJ Group would foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  Negotiations regarding a future long-term business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.  A term sheet has been tentatively approved providing for payment of this debt from mining revenues.  This formalization of this term sheet is contingent upon receipt of all necessary permits, which is projected to be in 2013.

The final permit necessary to begin operations at the Kiewit property is expected to be obtained in 2013.  Although the loan payment to DMRJ Group was not paid when due on March 5, 2013, a Seventh Amendment to the Investment Agreement, along with a revised promissory note, are currently in negotiation between the Company and DMRJ Group.  The proposed agreement would provide for payment of the debt through mining operations.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation sent a letter to the BLM outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  Currently, we are attempting to reach a settlement with the Confederated Tribes of the Goshute Reservation that will allow us to continue the permitting process; however, if a settlement is not agreed, the permitting process could be delayed significantly and may never conclude.  If we are not unable to secure the necessary mining permits in a reasonable time, we may not be able to secure sufficient funding to continue even limited operations and DMRJ Group could foreclose on our assets.