Form 10-Q
period 2013-03-31
Desert Hawk Gold Corp.
filed 2013-05-15
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of the issuer’s common stock, as of May 9, 2013: 8,955,257.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$21,042	$12,300
Prepaid expenses and other current assets	91,669	138,382
Total Current Assets	112,711	150,682

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $169,796 and $153,394	272,970	285,338
MINERAL PROPERTIES AND LEASES (Note 4)	835,556	835,556
RECLAMATION BONDS (Note 4 and 9)	152,923	152,923

TOTAL ASSETS	$1,374,160	$1,424,499

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$216,946	$141,263
Accrued liabilities-officer wages (Note 9)	191,000	131,000
Derivative liability-conversion option (Notes 6 and 7)	293,545	140,798
Interest payable	692,330	337,400
Convertible debt (Note 5)	600,000	600,000
Note payable (Note 7)	5,926,698	5,876,698
Total Current Liabilities	7,920,519	7,227,159

LONG-TERM LIABILITIES
Stock redeemable with gold proceeds (Note 8)	130,000	130,000
Asset retirement obligation (Note 4)	65,169	63,584
	195,169	193,584

TOTAL LIABILITIES	8,115,688	7,420,743

COMMITMENTS (Note 9)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,955,257 and 8,923,115 shares issued and outstanding, respectively	8,827	8,795
Additional paid-in capital	6,433,122	6,410,654
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(12,168,024)	(11,400,240)
Total Stockholders' (Deficit)	(6,741,528)	(5,996,244)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,374,160	$1,424,499

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Three Months Ended		Exploration Stage)
	March 31,	March 31,	to March 31,
	2013	2012	2013

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$-	$-	$969,905

EXPENSES
General project costs	59,059	61,873	1,728,748
Exploration expense	27,552	93,191	1,679,497
Consulting	3,900	38,940	589,304
Officers and directors fees	70,000	60,769	1,152,858
Legal and professional	26,679	38,854	471,599
General and administrative	34,015	52,100	632,947
Depreciation	16,402	17,213	175,164
	237,607	362,940	6,430,117

OPERATING LOSS	(237,607)	(362,940)	(5,460,212)

OTHER INCOME (EXPENSE)
Interest and other income	-	-	64,193
Income on joint venture agreement			200,000
Change in fair value of derivatives (Note 6)	(152,747)	6,831	(158,870)
Loss on extinguishment of debt (Note 7)	-	-	(3,069,404)
Financing expense	-	(71,469)	(1,332,311)
Interest expense	(377,430)	(214,937)	(2,411,420)
	(530,177)	(279,575)	(6,707,812)

LOSS BEFORE INCOME TAXES	(767,784)	(642,515)	(12,168,024)
INCOME TAXES	-	-	-

NET LOSS	$(767,784)	$(642,515)	$(12,168,024)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	8,924,186	8,356,780

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Three Months Ended		Exploration Stage)
	March 31,	March 31,	to March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(767,784)	$(642,515)	$(12,168,024)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,402	17,213	175,164
Common stock issued for services	-	-	530,009
Common stock issued for interest expense	22,500	22,500	150,000
Common stock issued for convertible note extension	-	-	300,000
Accretion of debt-related discounts	-	127,141	1,460,976
Accretion of asset retirement obligation	1,585	1,440	7,348
Change in fair value of derivatives	152,747	(6,831)	158,870
Loss on extinguishment of debt	-	-	3,069,404
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	66,883	-
(Increase) decrease in prepaid expenses and other current assets	46,713	28,262	(91,669)
Increase (decrease) in accounts payable and accrued expenses	75,683	43,374	213,771
Increase (decrease) in accrued liabilities - officer wages	60,000	-	150,309
Increase (decrease) in interest payable	354,930	136,765	1,600,351
Net cash used by operating activities	(37,224)	(205,768)	(4,446,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,034)	-	(432,138)
Payments on mineral leases	-	-	(250,249)
Acquisition of reclamation bonds	-	(600)	(110,122)
Deposit received on joint venture agreement	-	100,000	-
Notes Receivable	-	-	27,500
Proceeds from marketable securities	-	-	48,920
Net cash used by investing activities	(4,034)	99,400	(716,089)

			Period from
			May 1, 2009
			(Inception of
	Three Months Ended		Exploration Stage)
	March 31,	March 31,	to March 31,
	2013	2012	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	50,000	-	3,600,000
Payment of note payable - equipment	-	-	(15,995)
Proceeds from issuance of common stock	-	20,150	1,363,833
Proceeds from issuance of common stock with redemption features	-	-	130,000
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	-	(521,281)
Net cash provided by financing activities	50,000	20,150	5,157,515

NET INCREASE (DECREASE) IN CASH	8,742	(86,218)	(4,605)
CASH, BEGINNING OF PERIOD	12,300	415,090	25,647

CASH, END OF PERIOD	$21,042	$328,872	$21,042

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$-	$127,500

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	510,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment	-	-	1,620,000
Common stock issued for accrued liabilities-officer compensation	-	-	131,259
Common stock issued for accrued interest	-	22,500	22,500
Interest payable converted to note payable	-	-	885,521

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

Blue Fin Capital, Inc. (“Blue Fin”), a Utah corporation owning mining claims in Arizona, is a wholly-owned subsidiary of the Company and all inter-company accounts have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations, and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2013, and the results of its operations and its cash flows for the three months ended March 31, 2013 and 2012. The operating and financial results for the Company for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Mineral Properties and Leases

The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.  See Note 4.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At March 31, 2013 and March 31, 2012, common stock equivalents outstanding are 857,143 shares into which the convertible debt (Note 5) can be converted and 2,758,033 shares of common stock into which the preferred stock (Note 7) can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company is in default on its note payable and has an accumulated deficit incurred through March 31, 2013, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

2013 Activity

On March 29, 2013, 32,142 shares of stock with a value of $22,500 were issued to the holders of the convertible debt as interest on the debt for the months of January through March 2013.  See Note 5.

2012 Activity

In January 2012, an equity financing was completed with the sale of 17,522 shares of common stock in January providing $20,150 in proceeds.

In September 2012 an equity financing was initiated which resulted in sales of 130,000 shares of common stock during the 4th quarter of 2012, providing proceeds of $130,000.  Under the terms of this offering, stock could be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  See Note 8 for further information on the accounting of this issuance.

On December 3, 2012, 321,428 shares of common stock were issued to the two holders of the convertible debt, with 150,000 shares issued to each of the two debt holders as penalty shares for the extension of the due date of the notes.  The due date of the convertible debt was then extended for one year to November 30, 2013.  The remaining 21,348 shares of common stock were issued to the convertible debt note holders as interest for the months of October and November 2012.  The shares were valued at $.70 per share for interest expense.  See Note 5 for further information regarding this issuance.

During 2012, the Company issued a total of 160,710 shares of stock to the note holders of the convertible debt for interest expense for the quarters ending December 31, 2011 and for each quarter ending in 2012.  The shares were valued at $.70 per share.

Preferred Stock

In July 2010 the Company filed a Certificate of Designations with the State of Nevada to create 958,033 shares of Series A Preferred Stock.  The Series A Preferred Shares have voting rights with the common stock equal to the conversion value of the preferred shares into common shares.

In July 2010 the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group in connection with financing.  See Note 7.  These preferred shares are convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to certain adjustments.

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock. During the quarter ended June 30, 2011, 100,000 shares of Series A-2 Preferred Stock were issued. On June 29, 2012, an additional 80,000 shares of Series A-2 Preferred stock were issued in connection with the Forbearance Agreement of the DMRJ Group funding arrangement. These shares are convertible by the holder into 800,000 shares of the Company’s common stock.  See Note 7 for further information on the accounting of this stock issuance.  At December 31, 2012, a total of 180,000 shares of Series A-2 preferred stock were outstanding.

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

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock ten times the Series A-1 Issue Price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock ten times the Series A-2 Issue Price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 preferred stock is $0.70 per share and the initial conversion price of the Series A-2 preferred stock is $1.00.  If the Company issues or sells shares of its common stock, or grant options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower of sale or conversion price.  The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.  See Note 7 for further information on the accounting of this issuance.

NOTE 4 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Yellow Hammer site
Initial lease fee	$175,000	$175,000
Asset retirement obligation	30,908	30,908
Total	205,908	205,908

Kiewit, Cactus Mill and all other sites
Initial lease fee	600,000	600,000
Asset retirement obligation	26,913	26,913
Total	626,913	626,913

Blue Fin claims
Initial purchase price	2,735	2,735
Total	2,735	2,735

Total Mineral Properties and Leases	$835,556	$835,556

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

On February 7, 2012, we signed a letter of intent with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would have acquired a 50% interest in our mineral properties located in Tooele County, Utah.  Under the terms of the deal, Shoshone had a 120-day exclusive right to provide the $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  The joint venture had not been finalized as of June 30, 2012 and an additional deposit of $100,000 was agreed to as of June 29, 2012 to extend the agreement to joint venture the property until September 30, 2012.  Although this additional deposit was received, other terms of the extension were not met and effective July 21, 2012, the joint venture agreement was terminated and the $200,000 received was recognized as gain on termination of a joint venture agreement in the third quarter of 2012.

Exploration Expenditures

Exploration expenditures incurred by the Company during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Assaying	$2,156	$11,469
Permitting	24,346	81,683
Rent	1,050	-
Maps and miscellaneous	-	39
Total Exploration Expenditures	$27,552	$93,191

NOTE 5 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group.  See Note 7.  The notes are convertible into potentially 857,143 shares of common stock and principal and interest were due in full November 30, 2012.

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders were issued 64,284 shares of stock each in 2012 to settle accrued interest for 2012 and have been issued 16,071 shares of common stock each to settle accrued interest for the first quarter of 2013.

The Company failed to repay the loan in full on the maturity date, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders.  This stock was valued at $1.00, the price of recent stock sales, and was accounted for as financing expense in 2012.  As part of this agreement, the due date of the note was extended to November 30, 2013, with interest continuing to be paid with shares of common stock each quarter.

NOTE 6 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 for the conversion option on the DMRJ Group debt was $293,545.

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at March 31, 2013 and December 31, 2012:

	Number of Shares	Volatility	Risk- Free Rate	Expected Life (in years)	Stock price

March 31, 2013
Conversion option	438,795	119.02%	.0400%	2.0	$1.00

December 31, 2012
Conversion option	437,227	80.91%	0.035%	0.2	$1.00

NOTE 7 – DMRJ GROUP FUNDING

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

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.  The conversion rate of the preferred stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated with the amended agreement with an offset to the carrying value of the debt.  The assumptions used in the Black-Scholes option pricing model at May 3, 2011, were as follows: (1) dividend yield of 0%; (2) expected volatility of 96.8%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years.  The conversion option liability is adjusted to its fair value at the end of each reporting period with the change in fair value recognized in net loss.  The conversion option liability at March 31, 2013 and December 31, 2012 is recorded at $293,545 and $140,798, respectively.  See Note 6.

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

2013 Activity

On January 29, 2013, the Company entered into a Sixth Amendment to the Investment Agreement with DMRJ Group.  The Sixth Amendment provides for the Company to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance was received in February 2013 and replaces the second October Term Loan Advance, which had never been drawn.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 15, 2012 to March 5, 2013.  The amount to be due under the Sixth Amendment was $6,525,643 including accrued interest.  The March 5, 2013 payment was not made and the note is currently in default with interest accruing at a rate of 2% per month.  DMRJ Group has the right to call the full amount of the outstanding balances immediately due.  If the Company is unable to repay the outstanding balances at that time, the Company anticipates that DMRJ Group could foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  See Note 10 for further information regarding the current status of the DMRJ Group debt.

NOTE 8 – STOCK REDEEMABLE WITH GOLD PROCEEDS

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

NOTE 9– COMMITMENTS

Mining Properties

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture agreement, the Company is  required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense to date in 2013 or in 2012.

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

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  The Company owed $131,259 to the CEO at December 31, 2010 for amounts due under the provisions of the September 2010 agreement and prior similar agreements.  On May 3, 2011, this payable was satisfied with the issuance of 138,000 shares of stock to the CEO.  As of March 31, 2013, compensation has not been paid to these three individuals for several months.  Accrued compensation of $191,000 and $131,000; and consulting payable of $70,000 and $60,000, is due per these agreements at March 31, 2013 and December 31, 2012, respectively.

NOTE 10 – SUBSEQUENT EVENTS

DMRJ Group loan

As part of the Sixth Amendment to Investment Agreement, the entire balance of the note became due on March 5, 2013.  The March 5, 2013 payment was not made and the note is currently in default with interest accruing at a rate of 2% per month.  DMRJ Group has the right to call the full amount of the outstanding balances immediately due.  If the Company is unable to repay the outstanding balances at that time, the Company anticipates that DMRJ Group could foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  A Seventh Amendment to Investment Agreement is currently being negotiated, which will provide for an additional $100,000 of loan proceeds to be received by the Company in May 2013, subject to the satisfaction of certain conditions.  The proposed amendment will provide for payment of the debt through future mining operations.

Operating Permit and Environmental Assessment

On March 20, 2013, the Confederated Tribes of the Goshute Reservation outlined in a letter to the BLM their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  The BLM is working with the Goshute Tribe to bring this permitting process to a conclusion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

We were originally incorporated in the State of Idaho on November 5, 1957.  For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2008 we changed our domicile from the State of Idaho to the State of Nevada.  In May 2009 we raised funds to recommence mining activities.  In July 2009 we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District.

We are currently focused primarily on the permitting of the Kiewit and Clifton Shears projects.  Tentative approval of the Notice of Intent (“NOI”) was received from the Utah Division of Oil, Gas and Mining (“DOGM”) on September 28, 2012.  This tentative approval was subject to a 30-day public comment period, which closed November 13, 2012.   Conditional final approval is expected to be issued in 2013 after completion and approval of the National Environmental Protection Act (“NEPA”) process.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. Also, in 2010 and in 2012, certain amendments were made to the lease agreements.  As part of these agreements, if we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties. The holding fees for the Kiewit and the Clifton Shears-Smelter Tunnel properties were made in accordance with the June 30, 2012 arrangement. A partial payment of $10,000 was made on December 24, 2012 for the Cane Springs payment. The balance of this payment is currently being negotiated with the leaseholder. Notice was timely given of the claims we no longer wished to maintain and the BLM reimbursement was also timely made.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 296 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  We intend to concentrate our activities on the Kiewit project consisting of seven of the unpatented Kiewit claims, the Clifton Shears, Cane Springs, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and we anticipate conducting underground mining exploration in the future.

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses, of which we have $3,000,000 remaining available to us upon reaching certain milestones.  This note is currently in default.  On October 17, 2012, we entered into a Fifth Amendment to Investment Agreement with DMRJ Group.  The Fifth Amendment to Investment Agreement provided for additional working capital of $100,000 to be received while we await the receipt of the operating permits.  In addition, the maturity date of the entire loan balance due to DMRJ Group was moved from December 31, 2012 to December 15, 2012.  A Sixth Amendment to Investment Agreement was entered into on January 29, 2013.  Terms of this amendment are discussed below in “First Quarter Highlights”.

An equity financing was initiated August 21, 2012 for the sale of up to 1,150,000 shares of common stock.  An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock.  Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity.

Historically, we have incurred net losses for the years ended December 31, 2012 and 2011, and have also incurred a loss for the three months ended March 31, 2013.  If we are unable to negotiate a long-term funding arrangement, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

First Quarter Highlights

The BLM initiated an Environmental Assessment (“EA”) in December 2011 and the initial draft was released for public comment in February 2013.  JBR Consultants of Salt Lake City, Utah, is completing this review on behalf of the BLM.  The EA was subject to a 30-day public comment period which was then extended to 38 days by the BLM and ended on March 21, 2013.  On March 20, 2013, the Confederated Tribes of the Goshute Reservation outlined, in a letter to the BLM, their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.

The BLM is working with the Goshute Tribe in an effort to bring this permitting process to a conclusion.  The Plan of Operations is deemed to be substantially complete and along with the EA is expected to be completed and issued by the BLM during 2013, after posting of the required reclamation bond in the approximate amount of $1,278,000.

During 2010 to 2011, draw advances totaling $3.5 million were obtained through a funding agreement with DMRJ Group.  As part of the Fifth Amendment to Investment Agreement, an additional $100,000 loan amount was approved in 2012 and the maturity date of the entire note was changed to December 15, 2012.  The $100,000 was designated to be received in two installments of $50,000 each, to be called the October Term Loan Advances.  The first October Term Loan Advance was received on October 17, 2012 and the second installment was not drawn.  On January 29, 2013, we entered into a Sixth Amendment to the Investment Agreement with DMRJ Group. The Sixth Amendment provided for us to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance replaces the second October Term Loan Advance, which had never been drawn. The advance is not deemed to be a Kiewit Advance, which means that it will not be subject to the mandatory prepayment requirements under the Investment Agreement. In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 15, 2012 to March 5, 2013. The amount due under the Sixth Amendment was $6,328,506 as of January 29, 2013; plus the January Term Loan Advance, received February 7, 2013, and accrued interest on the entire balance at 2% per month, for a total due at March 31, 2013 of $6,619,028.  The March 5, 2013 payment was not made and the note is currently in default with interest accruing at a rate of 2% per month.

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

In September 2010, we entered into employment agreements with our Chief Executive Officer (“CEO”) and our President and entered into a consulting agreement with one of our directors.  Each agreement is for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  As of March 31, 2013, the salaries and payments under these contracts are accruing rather than being paid.  The total amount accrued as of March 31, 2013 for officer wages is $191,000and for director consulting fees is $70,000.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The operating loss for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, decreased by $125,333 due to the scaled-back operations while awaiting permit approvals.  Other expense, consisting mostly of interest and financing costs, for the three months ended March 31, 2013, increased by $250,602 over the period ending March 31, 2012.  This increase was due to increased interest expense and to changes in the fair value of the derivatives relating to the DMRJ Group loan.  These differences result in an overall increase in net loss of $125,269 for the three months ended March 31, 2013 in relation to the three months ended March 31, 2012.

Liquidity and Cash Flow

Net cash used by operating activities was $37,224 during the three month period ended March 31, 2013, compared with $205,768 during the three month period ended March 31, 2012.  The decrease in the amount of cash used by operating activities is primarily attributable to the reduction in operations while awaiting permit approvals.

Net cash used by investing activities was $4,034 during the three month period ended March 31, 2013, compared to $99,400 cash provided during the three month period ended March 31, 2012.  The 2012 amount included a $100,000 deposit received on a potential joint venture that was being negotiated in early 2012.

Net cash provided by financing activities was $50,000 during the three month period ended March 31, 2013, compared with $20,150 cash provided during the three month period ended March 31, 2012.  Cash provided from financing for the three month period ended March 31, 2013 was from DMRJ Group loan proceeds while cash provided during the three month period ended March 31, 2012 was from sale of common stock.  The DMRJ Group loan is now in default and negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

As a result of the above, cash increased by $8,742 during the three month period ended March 31, 2013, leaving us with a cash balance of $21,042 as of March 31, 2013.

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

For non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2011 we entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  Since then, we have issued a total of 246,426 shares of stock, valued at $.70, to the note holders to convert accrued interest for the months of May 2011 through March 2013.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

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

Date: May 15, 2013

By: /s/ Robert E. Jorgensen

Robert E. Jorgensen, CEO