Form 10-Q
period 2013-06-30
Desert Hawk Gold Corp.
filed 2013-08-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 333-169701

DESERT HAWK GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	82-0230997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Holcomb Ave. Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

(775) 787-8198
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

Indicate the number of shares outstanding of the issuer’s common stock, as of August 14, 2013: 9,137,399.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$50,736	$12,300
Prepaid expenses and other current assets	46,155	138,382
Total Current Assets	96,891	150,682

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $186,413 and $153,394	259,668	285,338
MINERAL PROPERTIES AND LEASES (Note 4)	835,556	835,556
RECLAMATION BONDS	152,923	152,923

TOTAL ASSETS	$1,345,038	$1,424,499

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$213,880	$141,263
Accrued liabilities-officer wages (Note 9)	260,000	131,000
Derivative liability-conversion option (Notes 6 and 7)	302,545	140,798
Interest payable (Note 7)	1,020,283	337,400
Note payable (Note 7)	6,064,492	5,876,698
Convertible debt (Note 5)	600,000	600,000
Total Current Liabilities	8,461,200	7,227,159

LONG-TERM LIABILITIES
Common stock payable	150,000	-
Stock redeemable with gold proceeds (Note 8)	130,000	130,000
Asset retirement obligation	66,754	63,584
Total Long-Term Liabilities	346,754	193,584

TOTAL LIABILITIES	8,807,954	7,420,743

COMMITMENTS (Note 9)

STOCKHOLDERS' (DEFICIT) (Note 3)

Preferred Stock, $0.001 par value, 10,000,000 shares authorized

     Series A:  958,033 shares issued and outstanding

     Series A-1: No shares issued and outstanding

     Series A-2: 180,000  shares issued and outstanding

	958	958
	-	-
	180	180
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,987,399 and 8,923,115 shares issued and outstanding, respectively	8,859	8,795
Additional paid-in capital	6,455,590	6,410,654
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(12,911,912)	(11,400,240)
Total Stockholders' (Deficit)	(7,462,916)	(5,996,244)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,345,038	$1,424,499

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
					Period from
					May 1, 2009
					(Inception of
	Three Months Ended		Six Months Ended		Exploration Stage)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2013	2012	2013	2012	2013

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$-	$-	$-	$-	$969,905

EXPENSES
General project costs	56,574	42,025	115,633	103,898	1,785,322
Exploration expense	18,829	66,328	46,381	159,519	1,698,326
Consulting	5,999	33,000	9,899	71,940	595,303
Officers and directors fees	207,000	46,154	277,000	106,923	1,359,858
Legal and professional	15,464	13,556	42,143	52,410	487,063
General and administrative	26,158	31,360	60,173	83,460	659,105
Depreciation	16,617	17,402	33,019	34,615	191,781
	346,641	249,825	584,248	612,765	6,776,758

OPERATING LOSS	(346,641)	(249,825)	(584,248)	(612,765)	(5,806,853)

OTHER INCOME (EXPENSE)
Interest and other income	-	-	-	-	64,193
Income on joint venture agreement	-	-	-	-	200,000
Change in fair value of derivatives (Note 6)	(9,000)	17,558	(161,747)	24,389	(167,870)
Loss on extinguishment of debt (Note 7)	-	-	-	-	(3,069,404)
Financing expense	-	(966,099)	-	(1,037,568)	(1,332,311)
Interest expense	(388,247)	(245,850)	(765,677)	(460,787)	(2,799,667)
	(397,247)	(1,194,391)	(927,424)	(1,473,966)	(7,105,059)

LOSS BEFORE INCOME TAXES	(743,888)	(1,444,216)	(1,511,672)	(2,086,731)	(12,911,912)
INCOME TAXES	-	-	-	-	-

NET LOSS	$(743,888)	$(1,444,216)	$(1,511,672)	$(2,086,731)	$(12,911,912)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.17)	$(0.17)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	8,955,610	8,397,046	8,939,985	8,376,802

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Six Months Ended		Exploration Stage)
	June 30,	June 30,	to June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,511,672)	$(2,086,731)	$(12,911,912)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	33,019	34,615	191,781
Common stock issued/to be issued for services	150,000	-	680,009
Common stock issued for interest expense	45,000	45,000	172,500
Preferred stock issued for financing agreement	-	920,000	300,000
Accretion of debt-related discounts	-	209,826	1,460,976
Accretion of asset retirement obligation	3,170	2,880	8,933
Change in fair value of derivatives	161,747	(24,389)	167,870
Loss on extinguishment of debt	-	-	3,069,404
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	66,883	-
(Increase) decrease in prepaid expenses and other current assets	92,227	41,691	(46,155)
Increase (decrease) in accounts payable and accrued expenses	72,617	4,904	210,705
Increase (decrease) in accrued liabilities - officer wages	129,000	-	219,309
Increase (decrease) in interest payable	720,677	323,530	1,966,098
Net cash (used) by operating activities	(104,215)	(461,791)	(4,513,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,349)	-	(435,453)
Payments on mineral leases	-	-	(250,249)
Acquisition of reclamation bonds	-	(600)	(110,122)
Acquisition of notes receivable	-	-	27,500
Deposit on joint venture	-	100,000	-
Proceeds from marketable securities	-	-	48,920
Net cash provided (used) by investing activities	(7,349)	99,400	(719,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	150,000	-	3,700,000
Payment of note payable - equipment	-	-	(15,995)
Proceeds from issuance of common stock	-	20,150	1,363,833
Proceeds from issuance of common stock with redemption features			130,000
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	-	(521,281)
Net cash provided by financing activities	150,000	20,150	5,257,515

NET INCREASE (DECREASE) IN CASH	38,436	(342,241)	25,089
CASH, BEGINNING OF PERIOD	12,300	415,090	25,647

CASH, END OF PERIOD	$50,736	$72,849	$50,736

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$-	$13,664

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	510,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment		-	1,620,000
Common stock payable for accrued liabilities-officer wages	150,000	-	281,259
Common stock issued for accrued interest	-	22,500	22,500
Interest payable converted to note payable	37,794	-	923,315

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company.  On July 17, 2008, the Company merged with its wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada.  Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation and each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada).  On April 3, 2009, the Company filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations, and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2013, and the results of its operations and its cash flows for the three and six months ended June 30, 2013 and 2012. The operating and financial results for the Company for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At June 30, 2013 and June 30, 2012, common stock equivalents outstanding are 857,143 shares into which the convertible debt (Note 5) can be converted and 2,758,033 shares of common stock into which the preferred stock (Note 7) can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company is in default on its note payable and has an accumulated deficit incurred through June 30, 2013, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The final operating permit necessary to begin operations at the Kiewit property is expected to be obtained in 2013.  If this permit is not received, the Company will not be able to move forward with its’ operations plan, which would affect its’ ability to continue as a going concern.

If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Reclassifications

Certain reclassifications have been made to conform prior periods’ data to the current presentation.  These reclassifications have no effect on the results of operations or stockholders’ deficit.

NOTE 3 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  All shares have equal voting rights and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2013 Activity

The Company issued a total of 64,284 shares of stock to the note holders of the convertible debt for interest expense during the six months ending June 30, 2013.  The shares were valued at $.70 per share.  See Note 5.

On April 30, 2013, a Seventh Amendment to the DMRJ Group funding was agreed upon.  This Amendment became effective on June 27, 2013 and, as a result of the terms of the amendment, 150,000 shares of common stock valued at $1.00 per share were issued to Robert Jorgensen, a former director and officer, on July 11, 2013.  The stock was payable to Mr. Jorgensen at June 30, 2013 and was issued on July 11, 2013.

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

During 2012, the Company issued a total of 160,710 shares of stock to the note holders of the convertible debt for interest expense for the quarter ending December 31, 2011 and for each quarter ending in 2012.  The shares were valued at $.70 per share.

Preferred Stock

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock. During the quarter ended June 30, 2011, 100,000 shares of Series A-2 Preferred Stock were issued. On June 29, 2012, an additional 80,000 shares of Series A-2 Preferred stock were issued in connection with the Forbearance Agreement of the DMRJ Group funding arrangement. These shares are convertible by the holder into 800,000 shares of the Company’s common stock.    At June 30, 2013 and December 31, 2012, a total of 180,000 shares of Series A-2 preferred stock were outstanding.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  The Company also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of June 30, 2013, no dividends have been paid by the Company because there has been no net income.

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

NOTE 4 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Yellow Hammer site
Initial lease fee	$175,000	$175,000
Asset retirement obligation	30,908	30,908
Total	205,908	205,908

Kiewit, Cactus Mill and all other sites
Initial lease fee	600,000	600,000
Asset retirement obligation	26,913	26,913
Total	626,913	626,913

Blue Fin claims
Initial purchase price	2,735	2,735
Total	2,735	2,735

Total Mineral Properties and Leases	$835,556	$835,556

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

Exploration Expenses

Exploration expenditures incurred by the Company during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Assaying	$-	$1,133	$2,156	$12,602
Permitting	17,779	-	42,125	146,840
Maps and miscellaneous	1,050	38	2,100	77
Site development	-	65,157	-	-
Total Exploration Expenses	$18,829	$66,328	$46,381	$159,519

NOTE 5 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000.  The notes bear interest at 15% per annum.  Interest is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010, the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group.  See Note 7.  The notes are convertible into potentially 857,143 shares of common stock and principal and interest were due in full November 30, 2012.

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders were issued 64,284 shares of stock each in 2012 to settle accrued interest for 2012 and have been issued 32,142 shares of common stock each to settle accrued interest for the first two quarters of 2013.

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

NOTE 6 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 for the conversion option on the DMRJ Group debt was $302,545 and $140,798, respectively.

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at June 30, 2013 and December 31, 2012:

	Number of Shares	Volatility	Risk- Free Rate	Expected Life (in years)	Stock price

June 30, 2013
Conversion option	440,363	124.71%	.0200%	2.0	$1.00

December 31, 2012
Conversion option	437,227	80.91%	0.035%	.18	$1.00

NOTE 7 – DMRJ GROUP FUNDING

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

2013 Activity

On January 29, 2013, the Company entered into a Sixth Amendment to the Investment Agreement with DMRJ Group.  The Sixth Amendment provides for the Company to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance was received in February 2013 and replaces the second October Term Loan Advance, which had never been drawn.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 15, 2012 to March 5, 2013.    The March 5, 2013 payment was not made.

On April 30, 2013, the Company agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This Amendment become effective on June 26, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ was moved from March 5, 2013 to June 30, 2013.  The Seventh Amendment provides for the Company to receive additional funds in two advances of $50,000.  The first advance, the “April Term Loan Advance”, was received on May 2, 2013 and the second advance, the “May Term Loan Advance” was received on June 26, 2013.  The June 30, 2013 payment was not made and an Eighth Amendment to Investment Agreement was entered into on July 24, 2013.  See Note 10 for the terms of this agreement.   If the Company is unable to repay the outstanding balances the maturity date, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

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

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the leasing of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposit into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  The Company did not begin commercial production thus, pursuant to this agreement, the Company made $50,000 annual holding fee payments in 2012 on the Kiewit and the Clifton Shears properties and a partial annual holding fee payment of $10,000 on the Cane Springs property.  Negotiations are ongoing regarding this property.  Property payments for the Kiewit and the Clifton Shears, due on July 24, 2013, were made and accepted by Clifton Mining.  Negotiations are ongoing regarding these properties.

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

Employment Agreements

In September 2010, the Company entered into employment agreements with its former Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement is for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  The Company owed $131,259 to the CEO at December 31, 2010 for amounts due under the provisions of the September 2010 agreement and prior similar agreements.  On May 3, 2011, this payable was satisfied with the issuance of 138,000 shares of stock to the former CEO.  As of June 30, 2013, compensation has not been paid to these three individuals for several months.

In connection with the entering into the Seventh Amendment to the Investment Agreement, the Company entered into an agreement on June 18, 2013 with one of its directors to terminate the consulting agreement dated September 1, 2010, as amended on May 3, 2011, between him and the Company.  Under the terms of the termination agreement, the Company has agreed to pay the director a fee of $70,000 at the rate of $5,000 per month beginning with the first month following the date on which the Company receives funding for its mining project after receipt of necessary mining permits.  Because the necessary permits have not been received, this fee has not yet been paid.  The director has agreed to voluntarily resign as a director and any office held by him upon receipt of the funding by the Company.  The effective date of the termination of the consulting agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, the Company has agreed to indemnify the director to the fullest extent provided by Nevada law for his service as a director or consultant.

In connection with the entering into the Seventh Amendment to the Investment Agreement, the Company entered into an agreement on June 24, 2013 with its former CEO and director to terminate the employment agreement dated September 1, 2010, as amended on May 3, 2011, between him and the Company.  Under the terms of the termination agreement, the Company has agreed to pay the former CEO and director a fee of $120,000 at the rate of $6,000 per month beginning with the first month following the date on which the Company receives funding for its mining project after receipt of necessary mining permits.  Because the necessary permits have not been received, this fee has not yet been paid.  The Company also issued 150,000 shares of common stock to this director under the terms of the termination agreement.  This stock was payable on June 30, 2013 and was issued on July 11, 2013.  The stock was valued at $1.00 per share which was the value of the last stock offering prior to this issuance.  The effective date of the termination of the employment agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, the Company has agreed to indemnify the former CEO and director to the fullest extent provided by Nevada law for his service as an officer, director or employee.

Accruals for officers and directors pursuant to termination agreements total $190,000 as of June 30, 2013.  Of this amount, $70,000 in consulting fees and  $2,000 rent payable are included in Accounts payable and $118,000 accrued wages is included in Accrued liabilities-officer wages.  Accrued wages to other officers total $142,000 as of June 30, 2013.

NOTE 10 – SUBSEQUENT EVENTS

DMRJ Group Loan

On July 24, 2013, the Company entered into an Eighth Amendment to Investment Agreement. As a provision of this Amendment the maturity date of the entire loan balance due to DMRJ was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provides for the Company to receive additional funds in two advances. The first advance, the “July Term Loan Advance” in the amount of $100,000, is to be used to fund the annual holding fee payments of $50,000 each on the Kiewit and Clifton Shears properties as per the terms of the Amended and Restated Lease and Sublease Agreement with Clifton Mining Company.  The second advance, the “Additional July Term Loan Advance” is earmarked for working capital and ordinary course business expenses and is expected to be partially used for the payment of the annual claim fees.

If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

Share Issuance to Former CEO

In connection with the resignation of our former CEO and the termination of his employment agreement, on July 11, 2013, we issued to him 150,000 shares of common stock.  These shares were valued at $1.00 per share, which is the value of the shares sold in the most recent stock offering.  The shares were issued under our 2008 Stock Option-Stock Issuance Plan.

Annual Holding Fees

Annual holding fee payments of $50,000 each were due on each of the Kiewit, Clifton Shears and Cane Springs properties on July 24, 2013 to retain the leases on these properties.  The Eighth Amendment to the Investment Agreement provided for the payment of the holding fees for the coming year for the Kiewit and Clifton Shears properties, as detailed above, and the payments were made on July 25, 2013 and accepted by Clifton Mining.  The payment for the Cane Springs property has not been made.  Negotiations regarding these properties are currently ongoing.

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

•

unexpected delays in obtaining necessary mining permits;

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. Also, in 2010 and in 2012, certain amendments were made to the lease agreements.  As part of these agreements, if we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties. The holding fees for the Kiewit and the Clifton Shears-Smelter Tunnel properties were made in accordance with the June 30, 2012 arrangement. A partial payment of $10,000 was made on December 24, 2012 for the Cane Springs payment. Notice was timely given of the claims we no longer wished to maintain and the BLM reimbursement was also timely made.  Current year annual holding fee payments were due July 24, 2013.  Payments on the Kiewit and Clifton Shears properties were made and accepted by Clifton Mining.  The payment for the Cane Springs property has not been made.  Negotiations are ongoing regarding these property payments.

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

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses.  At June 30, 2013 we have $2,800,000 remaining available to us upon reaching certain milestones.  On April 30, 2013, the Company agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on June 26, 2013 and as a result of the terms of the amendment the maturity date of the entire loan balance due to DMRJ was moved from March 5, 2013 to June 30, 2013.  The June 30, 2013 payment was not made and an Eighth Amendment to Investment Agreement was entered into on July 24, 2013, following the end of the quarter.  In addition, subsequent to quarter end, the maturity date of the note was extended to September 30, 2013.  The amount due to DMRJ Group at June 30, 2013 for principal and accrued interest was $7,084,775.

If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

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

Historically, we have incurred net losses for the years ended December 31, 2012 and 2011, and have also incurred a loss for the six months ended June 30, 2013.  If we are unable to negotiate a long-term funding arrangement, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

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

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses.  During 2010 to 2012, draw advances totaling $3.5 million were obtained, with another $200,000 advanced to us in 2013.   At June 30, 2013 we have $2,800,000 remaining available to us upon reaching certain milestones.

On April 30, 2013, the Company agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This Amendment become effective on June 26, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ was moved from March 5, 2013 to June 30, 2013.  The Seventh Amendment provides for the Company to receive additional funds in two advances of $50,000.  The first advance, the “April Term Loan Advance” was received on May 2, 2013 and the second advance, the “May Term Loan Advance” was received on June 26, 2013.  The June 30, 2013 loan payment was not made.

On July 24, 2013, subsequent to the quarter end, the Company entered into an Eighth Amendment to Investment Agreement.  As a provision of this Amendment the maturity date of the entire loan balance due to DMRJ was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provides for the Company to receive additional funds in two advances. The first advance, the “July Term Loan Advance” in the amount of $100,000, was used to fund the annual holding fee payments of $50,000 each on the Kiewit and Clifton Shears properties as per the terms of the Amended and Restated Lease and Sublease Agreement with Clifton Mining Company.  The second advance, in the amount of $50,000, called the “Additional July Term Loan Advance” is earmarked for working capital and ordinary course business expenses.

If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

A proposed agreement has been tentatively approved with DMRJ Group providing for payment of this debt from mining revenues. The formalization of the proposed agreement is contingent upon receipt of all necessary permits, which is projected to occur in 2013. The inability to gain all necessary permits could result in a loss of the mining claims due to foreclosure by DMRJ Group. If we lose our mining leases and other assets to DMRJ Group in foreclosure, we will not be able to continue our business operations as currently planned and any shareholder would lose their entire investment in our common stock.

In September 2010, we entered into employment agreements with Robert E. Jorgensen, our Chief Executive Officer (“CEO”), and entered into a consulting agreement with one of our directors, Eric Moe.  Each agreement was for an initial term of between three months and four years and provided for base salary or fees of $120,000 per year.  The salaries and payments under these contracts were accruing rather than being paid.

In connection with the entering into the Seventh Amendment to the Investment Agreement (the “Seventh Amendment”), we entered into an agreement on June 18, 2013 with Mr. Moe to terminate his consulting agreement dated September 1, 2010, as amended on May 3, 2011, with us.  Under the terms of the termination agreement, we have agreed to pay a fee of $70,000 at the rate of $5,000 per month beginning with the first month following the date on which we receive funding for our mining project after receipt of necessary mining permits.  Mr. Moe has agreed to voluntarily resign as a director and any office held by him upon receipt of the funding by us.  The effective date of the termination of the consulting agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, we have agreed to indemnify Mr. Moe to the fullest extent provided by Nevada law for his service as a director or consultant.

Also in connection with the entering into the Seventh Amendment, we entered into an agreement on June 24, 2013 with Mr. Jorgensen to terminate his employment agreement dated September 1, 2010, as amended on May 3, 2011, with us.  Under the terms of the termination agreement, we have agreed to pay Mr. Jorgensen a fee of $120,000 at the rate of $6,000 per month beginning with the first month following the date on which we receive funding for our mining project after receipt of necessary mining permits.  We also issued him 150,000 shares of common stock under the termination agreement, valued at $1.00 per share.  Under the terms of the termination agreement, Mr. Jorgensen also resigned as a director of the Company.  The effective date of the termination of the employment agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, we have agreed to indemnify Mr. Jorgensen to the fullest extent provided by Nevada law for his service as an officer, director or employee.

The total amount accrued as of June 30, 2013 for all officer wages is $248,000 and for director consulting fees is $70,000.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The operating loss for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, decreased by $28,517 due to the scaled-back operations while awaiting permit approvals.  Other expense, consisting mostly of interest and financing costs, for the six months ended June 30, 2013 decreased by $546,542 over the six months ending June 30, 2012.  This decrease was due to a reduction in financing expense.  This reduction was partially offset by an increase in the change in the fair value of the derivatives relating to the DMRJ Group loan.  These differences result in an overall decrease in net loss of $575,059 for the six months ended June 30, 2013 in relation to the six months ended June 30, 2012.

Liquidity and Cash Flow

Net cash used by operating activities was $104,215 during the six month period ended June 30, 2013, compared with $461,791 during the six month period ended June 30, 2012.  The decrease in the amount of cash used by operating activities is primarily attributable to the increase in amounts due to others and to the reduction in operations while awaiting permit approvals.

Net cash used by investing activities was $7,349 during the six month period ended June 30, 2013, compared to $99,400 cash provided during the six month period ended June 30, 2012.  The 2012 amount included a $100,000 deposit received on a potential joint venture that was being negotiated in early 2012.

Net cash provided by financing activities was $150,000 during the six month period ended June 30, 2013, compared with $20,150 cash provided during the six month period ended June 30, 2012.  Cash provided from financing for the six month period ended June 30, 2013 was from DMRJ Group loan proceeds while cash provided during the six month period ended June 30, 2012 was from sale of common stock.  Negotiations regarding a future business relationship to fund the DMRJ Group note and provide equity for operations capital are currently ongoing.

As a result of the above, cash increased by $38,436 during the six month period ended June 30, 2013, leaving us with a cash balance of $50,736 as of June 30, 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our President and Treasurer, who serve as our principal executive and principal financial officers, respectively, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2011 we entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  During the quarter ended June 30, 2013, we issued a total of 32,142 shares of stock, valued at $.70, to the note holders to convert accrued interest for the quarter.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: August 14, 2013

By: /s/ Rick S. Havenstrite

Rick S. Havenstrite, President

(Principal Executive Officer)

Date: August 14, 2013

By: /s/ Marianne Havenstrite

Marianne Havenstrite, Treasurer

(Principal Financial Officer)