Form 10-Q
period 2013-09-30
Desert Hawk Gold Corp.
filed 2013-11-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

(775) 322-8057
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

Indicate the number of shares outstanding of the issuer’s common stock, as of November 12, 2013: 9,169,541.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.  Controls and Procedures

17

PART II – OTHER INFORMATION

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 6.  Exhibits

18

SIGNATURES

18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$5,190	$12,300
Prepaid expenses and other current assets	144,364	138,382
Total Current Assets	149,554	150,682

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $202,131 and $153,394	243,951	285,338
MINERAL PROPERTIES AND LEASES (Note 4)	835,556	835,556
RECLAMATION BONDS	152,923	152,923

TOTAL ASSETS	$1,381,984	$1,424,499

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$204,678	$141,263
Accrued liabilities-officer wages (Note 9)	296,000	131,000
Derivative liability-conversion option (Notes 6 and 7)	296,876	140,798
Interest payable (Note 7)	1,398,038	337,400
Note payable (Note 7)	6,214,492	5,876,698
Convertible debt (Note 5)	600,000	600,000
Total Current Liabilities	9,010,084	7,227,159

LONG-TERM LIABILITIES
Stock redeemable with gold proceeds (Note 8)	130,000	130,000
Asset retirement obligation	68,339	63,584
Total Long-Term Liabilities	198,339	193,584

TOTAL LIABILITIES	9,208,423	7,420,743

COMMITMENTS (Note 9)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Common stock, $0.001 par value, 100,000,000 shares authorized; 9,169,541 and 8,923,115 shares issued and outstanding, respectively	9,041	8,795
Additional paid-in capital	6,627,908	6,410,654
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(13,447,935)	(11,400,240)
Total Stockholders' (Deficit)	(7,826,439)	(5,996,244)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,381,984	$1,424,499

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
					Period from
					May 1, 2009
					(Inception of
	Three Months Ended		Nine Months Ended		Exploration Stage) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$-	$-	$-	$-	$969,905

EXPENSES
General project costs	51,165	31,008	166,798	134,906	1,836,487
Exploration expense	16,395	57,346	62,776	216,865	1,714,721
Consulting	-	39,260	9,899	111,200	595,303
Officers and directors fees	36,000	75,000	313,000	181,923	1,395,858
Legal and professional	8,659	16,929	50,802	69,339	495,722
General and administrative	13,501	35,226	73,674	118,686	672,606
Depreciation	15,717	17,402	48,736	52,017	207,498
	141,437	272,171	725,685	884,936	6,918,195

OPERATING LOSS	(141,437)	(272,171)	(725,685)	(884,936)	(5,948,290)

OTHER INCOME (EXPENSE)
Interest and other income	-	3,572	-	3,572	64,193
Income on joint venture agreement	-	200,000	-	200,000	200,000
Change in fair value of derivatives (Note 6)	5,669	42,958	(156,078)	67,347	(162,201)
Loss on extinguishment of debt (Note 7)	-	-	-	-	(3,069,404)
Financing expense	-	(31,698)	-	(1,069,266)	(1,332,311)
Interest expense	(400,255)	(224,183)	(1,165,932)	(684,970)	(3,199,922)
	(394,586)	(9,351)	(1,322,010)	(1,483,317)	(7,499,645)

LOSS BEFORE INCOME TAXES	(536,023)	(281,522)	(2,047,695)	(2,368,253)	(13,447,935)
INCOME TAXES	-	-	-	-	-

NET LOSS	$(536,023)	$(281,522)	$(2,047,695)	$(2,368,253)	$(13,447,935)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.03)	$(0.23)	$(0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	9,116,290	8,430,578	8,999,399	8,394,924

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Nine Months Ended		Exploration Stage)
	September 30,	September 30,	to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,047,695)	$(2,368,253)	$(13,447,935)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	48,736	52,017	207,498
Common stock issued for services	150,000	-	680,009
Common stock issued for interest expense	67,500	67,500	195,000
Preferred stock issued for financing agreement	-	920,000	300,000
Accretion of debt-related discounts	-	278,110	1,460,976
Accretion of asset retirement obligation	4,755	4,320	10,518
Change in fair value of derivatives	156,078	(67,347)	162,201
Loss on extinguishment of debt	-	-	3,069,404
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	65,408	-
(Increase) decrease in prepaid expenses and other current assets	(5,982)	28,343	(144,364)
Increase (decrease) in accounts payable and accrued expenses	63,415	157,545	201,503
Increase (decrease) in accrued liabilities - officer wages	165,000	-	255,309
Increase (decrease) in interest payable	1,098,432	488,462	2,343,853
Net cash (used) by operating activities	(299,761)	(373,895)	(4,708,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,349)	-	(435,453)
Payments on mineral leases	-	(50,000)	(250,249)
Acquisition of reclamation bonds	-	(600)	(110,122)
Acquisition of notes receiveable	-	-	27,500
Proceeds from marketable securities	-	-	48,920
Net cash (used) by investing activities	(7,349)	(50,600)	(719,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from notes payable	300,000	-	3,850,000
Payment of note payable - equipment	-	-	(15,995)
Proceeds from issuance of common stock	-	20,150	1,363,833
Proceeds from issuance of common stock with redemption features	-	-	130,000
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	-	(521,281)
Net cash provided by financing activities	300,000	20,150	5,407,515

NET INCREASE (DECREASE) IN CASH	(7,110)	(404,345)	(20,457)
CASH, BEGINNING OF PERIOD	12,300	415,090	25,647

CASH, END OF PERIOD	$5,190	$10,745	$5,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$-	$13,664

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	510,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment	-	920,000	1,620,000
Common stock payable for accrued liabilities-officer wages	150,000	-	281,259
Common stock issued for accrued interest	-	22,500	22,500
Interest payable converted to note payable	37,794	-	923,315

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and of cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2013, and the results of its operations and its cash flows for the three and nine months ended September 30, 2013 and 2012. The operating and financial results for the Company for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At September 30, 2013 and September 30, 2012, common stock equivalents outstanding are 857,143 shares into which the convertible debt (Note 5) can be converted and 2,758,033 shares of common stock into which the preferred stock (Note 7) can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company is in default on its note payable and has an accumulated deficit incurred through September 30, 2013, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The final operating permit necessary to begin operations at the Kiewit property is expected to be obtained in 2013.  If this permit is not received, the Company will not be able to move forward with its operations plan, which would affect its ability to continue as a going concern.

If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Reclassifications

Certain reclassifications have been made to conform data from prior periods to the current presentation.  These reclassifications have no effect on the results of operations or stockholders’ deficit.

NOTE 3 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  All shares have equal voting rights and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2013 Activity

The Company issued a total of 96,426 shares of stock to the note holders of the convertible debt for interest expense during the nine months ended September 30, 2013.  The shares were valued at $.70 per share.  See Note 5.

On April 30, 2013, a Seventh Amendment to the DMRJ Group funding was agreed upon.  This Amendment became effective on June 27, 2013 and, as a result of the terms of the amendment, on July 11, 2013, 150,000 shares of common stock valued at $1.00 per share were issued to Robert Jorgensen, a former director and officer.  The stock was payable to Mr. Jorgensen at June 30, 2013 and was issued on July 11, 2013.

2012 Activity

In January 2012, an equity financing was completed with the sale of 17,522 shares of common stock, providing $20,150 in proceeds.

In September 2012, an equity financing was initiated which resulted in sale of 130,000 shares of common stock during the 4th quarter of 2012, providing proceeds of $130,000.  Under the terms of this offering, for a period of 12 months after commencement of operations at the Kiewit project, stock could be converted to cash generated from the sale of gold.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  See Note 8 for further information on the accounting of this issuance.

On December 3, 2012, 321,428 shares of common stock were issued to two holders of convertible debt, with 150,000 shares issued to each of the two debt holders as penalty shares for the extension of the due date of the notes.  The due date of the convertible debt was then extended for one year to November 30, 2013.  The remaining 21,348 shares of common stock were issued to the convertible debt note holders as interest for the months of October and November 2012.  The shares were valued at $.70 per share for interest expense. See Note 5 for further information regarding this issuance.

During 2012, the Company issued a total of 160,710 shares of stock to the note holders of the convertible debt for interest expense for the quarter ended December 31, 2011 and for each quarter ended in 2012.  The shares were valued at $.70 per share.

Preferred Stock

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock. During the quarter ended June 30, 2011, 100,000 shares of Series A-2 Preferred Stock were issued. On June 29, 2012, an additional 80,000 shares of Series A-2 Preferred Stock were issued in connection with the Forbearance Agreement of the DMRJ Group funding arrangement. These shares are convertible by the holder into 800,000 shares of the Company’s common stock.    At September 30, 2013 and December 31, 2012, a total of 180,000 shares of Series A-2 preferred stock were outstanding.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 Preferred stockholders for each quarter that the Company has consolidated net income.  The Company also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of September 30, 2013, no dividends have been paid by the Company because there has been no net income.

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock, ten times the Series A-1 issue price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock, ten times the Series A-2 issue price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 Preferred Stock is $0.70 per share and the initial conversion price of the Series A-2 Preferred Stock is $1.00.  If the Company issues or sells shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower of the sale or conversion price.  The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.  See Note 7 for further information.

NOTE 4 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Yellow Hammer site
Initial lease fee	$175,000	$175,000
Asset retirement obligation	30,908	30,908
Total	205,908	205,908

Kiewit, Cactus Mill and all other sites
Initial lease fee	600,000	600,000
Asset retirement obligation	26,913	26,913
Total	626,913	626,913

Blue Fin claims
Initial purchase price	2,735	2,735
Total	2,735	2,735

Total Mineral Properties and Leases	$835,556	$835,556

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands.  All but four of these mining claims and leases were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.  Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  Annual lease fees are required on the 247 claims that make up the Company’s Gold Hill property.  Annual claims fees are currently $140 per claim plus administrative fees.

On February 7, 2012, we signed a letter of intent with Shoshone Silver/Gold Mining Company (“Shoshone”) whereby Shoshone would have acquired a 50% interest in our mineral properties located in Tooele County, Utah.  Under the terms of the deal, Shoshone had a 120-day exclusive right to provide $10 million, for which $100,000 was advanced to us as a nonrefundable deposit.  The joint venture had not been finalized as of June 30, 2012 and an additional deposit of $100,000 was agreed to as of June 29, 2012 to extend the agreement until September 30, 2012.  Although this additional deposit was received, other terms of the extension were not met and effective July 21, 2012, the joint venture agreement was terminated and the $200,000 received was recognized as a gain on termination of a joint venture agreement in the third quarter of 2012.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation outlined in a letter to the BLM their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment as being flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  The BLM is working with the Goshute Tribe to bring this permitting process to a conclusion.

Exploration Expenses

Exploration expenditures incurred by the Company during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Assaying	$-	$940	$2,156	$13,541
Permitting	15,345	56,406	57,470	203,247
Maps and miscellaneous	1,050	-	3,150	77

Total Exploration Expenses	$16,395	$57,346	$62,776	$216,865

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

On July 5, 2011 the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders were issued 64,284 shares of stock each in 2012 to settle accrued interest for 2012 and have been issued 48,213 shares of common stock each to settle accrued interest for the first three quarters of 2013.

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

NOTE 6 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 for the conversion option on the DMRJ Group debt was $296,876 and $140,798, respectively.

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at September 30, 2013 and December 31, 2012:

	Number of Shares	Volatility	Risk- Free Rate	Expected Life (in years)	Stock price

September 30, 2013
Conversion option	449,330	116.28%	0.0215%	2.00	$1.00

December 31, 2012
Conversion option	437,227	80.91%	0.0350%	.18	$1.00

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

2013 Activity

On January 29, 2013, the Company entered into a Sixth Amendment to the Investment Agreement with DMRJ Group.  The Sixth Amendment provides for the Company to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance was received in February 2013 and replaced the second October Term Loan Advance, which had never been drawn.  In addition, the maturity date of the entire loan balance due to DMRJ Group was moved from December 15, 2012 to March 5, 2013.  The March 5, 2013 payment was not made.

On April 30, 2013, the Company agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on June 26, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from March 5, 2013 to June 30, 2013.  The Seventh Amendment provides for the Company to receive additional funds in two advances of $50,000.  The first advance, the “April Term Loan Advance”, was received on May 2, 2013 and the second advance, the “May Term Loan Advance” was received on June 26, 2013.  The June 30, 2013 payment was not made.

On July 24, 2013, the Company agreed to the terms of an Eighth Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on July 24, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provided for the Company to receive additional funds in two advances.  The first advance, the “July Term Loan Advance”, in the amount of $100,000, was received on July 24, 2013 and the second advance, the “Additional July Term Loan Advance” was received on August 23, 2013 in the amount of $50,000.

The September 30, 2013 payment was not made and a Ninth Amendment to the Investment Agreement was entered into on October 24, 2013.  See Note 10 for the terms of this agreement.  If the Company is unable to repay the outstanding balance by the maturity date, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

NOTE 8 – STOCK REDEEMABLE WITH GOLD PROCEEDS

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of the Company’s common stock.  Under the terms of this offering, for a period of 12 months after commencement of operations at the Kiewit project, the shares can be redeemed for cash generated from the sale of gold.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity.

NOTE 9– COMMITMENTS

Mining Properties

During the year ended December 31, 2009 the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture agreement, the Company is  required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense to date in 2013 or in 2012.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposit into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  The Company did not begin commercial production thus, pursuant to this agreement, the Company made $50,000 annual holding fee payments in 2012 on the Kiewit and the Clifton Shears properties and a partial annual holding fee payment of $10,000 on the Cane Springs property.  Payments on the Kiewit and the Clifton Shears properties, due on July 24, 2013, were made and accepted by Clifton Mining.  The Cane Springs property payment was not made and this claim was released back to Clifton Mining.

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

Employment Agreements

In September 2010, the Company entered into employment agreements with its former Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement was for an initial term of between three months and four years and provided for base salaries or fees of $120,000 per year.  The Company owed $131,259 to the CEO at December 31, 2010 for amounts due under the provisions of the agreement and prior similar agreements.  On May 3, 2011, this payable was satisfied with the issuance of 138,000 shares of stock to the former CEO.  As of September 30, 2013, compensation has not been paid to these three individuals for many months.

In connection with entering into the Seventh Amendment to the Investment Agreement, the Company entered into an agreement on June 18, 2013 with one of its directors to terminate the consulting agreement dated September 1, 2010, as amended on May 3, 2011, between him and the Company.  Under the terms of the termination agreement, the Company has agreed to pay the director a fee of $70,000 at the rate of $5,000 per month beginning with the first month following the date on which the Company receives funding for its mining project, which is not expected to occur until after receipt of the necessary mining permits.  Because the necessary permits have not been received, this fee has not yet been paid.  The director has agreed to voluntarily resign as a director and any office held by him upon receipt of the funding by the Company.  The effective date of the termination of the consulting agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, the Company has agreed to indemnify the director to the fullest extent provided by Nevada law for his service as a director or consultant.

In connection with entering into the Seventh Amendment to the Investment Agreement, the Company entered into an agreement on June 24, 2013 with its former CEO and director to terminate the employment agreement dated September 1, 2010, as amended on May 3, 2011, between him and the Company.  Under the terms of the termination agreement, the Company has agreed to pay the former CEO and director a fee of $120,000 at the rate of $6,000 per month beginning with the first month following the date on which the Company receives funding for its mining project, which is not expected to occur until after receipt of the necessary mining permits.  Because the necessary permits have not been received, this fee has not yet been paid.  The Company also issued 150,000 shares of common stock to this director under the terms of the termination agreement.  This stock was payable on June 30, 2013 and was issued on July 11, 2013.  The stock was valued at $1.00 per share which was the value of the last stock offering prior to this issuance.  The effective date of the termination of the employment agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, the Company has agreed to indemnify the former CEO and director to the fullest extent provided by Nevada law for his service as an officer, director or employee.

Accruals for officers and directors pursuant to termination agreements total $190,000 as of September 30, 2013.  Of this amount, $70,000 in consulting fees and $2,000 rent payable are included in accounts payable and accrued expenses, and $118,000 of accrued wages is included in accrued liabilities-officer wages.  Accrued wages to other officers total $178,000 as of September 30, 2013.

NOTE 10 – SUBSEQUENT EVENTS

DMRJ Group Loan

On October 24, 2013, the Company entered into a Ninth Amendment to the Investment Agreement. As a provision of this amendment the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  The Ninth Amendment provides for the Company to receive additional funds in four advances of $25,000 each. The advances, designated the “October 2013 Term Loan Advances” are to be used for ordinary course general corporate purposes. The advances may be drawn for four successive calendar months commencing in October 2013 in the aggregate principal amount of $25,000 each for an aggregate of up to $100,000.  The interest rate on these advances remains at 2% per month from the date hereof until such amounts have been paid in full.

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

We are currently focused primarily on the permitting of the Kiewit and Clifton Shears projects.  Tentative approval of the Notice of Intent (“NOI”) was received from the Utah Division of Oil, Gas and Mining (“DOGM”) on September 28, 2012.  This tentative approval was subject to a 30-day public comment period, which closed November 13, 2012.   Conditional final approval is expected to be issued in 2013 after completion and approval of the National Environmental Protection Act (“NEPA”) process which is anticipated for late 2013.

On July 24, 2009, we entered into a Joint Venture Agreement with the Clifton Mining Company and Woodman Mining Company under which Clifton Mining granted to us exclusive possession of certain patented and unpatented mining claims and an unpatented mill site claim and certain Utah state mineral leases covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. Woodman Mining also granted us the same rights in certain of these patented mining claims owned jointly with Clifton Mining. Also, on July 24, 2009, we entered into a Joint Venture Agreement with the Jeneane C. Moeller Family Trust under which the Trust granted to us exclusive possession of four patented mining claims covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. These properties are known as the Yellow Hammer claims.

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. Also, in 2010 and in 2012, certain amendments were made to the lease agreements.  As part of these agreements, if we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties. The 2012 holding fees for the Kiewit and the Clifton Shears-Smelter Tunnel properties were made in accordance with the June 30, 2012 arrangement. A partial payment of $10,000 was made on December 24, 2012 for the Cane Springs payment.  Current year annual holding fee payments were due July 24, 2013 and payments on the Kiewit and Clifton Shears properties were made and accepted by Clifton Mining.  The payment for the Cane Springs property was not made and this claim was released back to Clifton Mining.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  Notice was timely given for the claims we no longer wished to maintain.  Payment of claims fees for the retained claims was made and accepted by Clifton Mining.  We intend to concentrate our activities on the Kiewit project consisting of seven of the unpatented Kiewit claims, the Clifton Shears, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and we anticipate conducting underground mining exploration in the future.

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses.  At September 30, 2013 we have $2,650,000 remaining available to us upon reaching certain milestones.  On April 30, 2013, the Company agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on June 26, 2013 and as a result of the terms of the amendment the maturity date of the entire loan balance due to DMRJ Group was moved from March 5, 2013 to June 30, 2013. The June 30, 2013 payment was not made and an Eighth Amendment to Investment Agreement was entered into on July 24, 2013 which extended the maturity date of the loan to September 30, 2013.  On October 24, 2013, a Ninth Amendment to the Investment Agreement was entered into and, as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  Additional term loan advances were authorized in the Eighth and Ninth Amendments, allowing for advances of $100,000 in July 2013 and $50,000 in August 2013, plus the ability to draw advances of $25,000 each in the months of October 2013 through January 2014.  These funds are designated to be used for ordinary course general corporate purposes.

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

Historically, we have incurred net losses for the years ended December 31, 2012 and 2011, and have also incurred a loss for the nine months ended September 30, 2013.  If we are unable to negotiate a long-term funding arrangement, we will not be able to meet our obligations to repay the loan advances to DMRJ Group and will likely lose our interest in all of our assets and mining claims.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. Also, in 2010 and in 2012, certain amendments were made to the lease agreements.  As part of these agreements, if we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties. Current year annual holding fee payments were due July 24, 2013 and payments on the Kiewit and Clifton Shears properties were made and accepted by Clifton Mining.  The payment for the Cane Springs property was not made and this claim was released back to Clifton Mining.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  Notice was timely given for the claims we no longer wished to maintain.  Payment of claims fees for the retained claims was made and accepted by Clifton Mining.

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses.  During 2010 to 2012, draw advances totaling $3.55 million were obtained, with another $150,000 advanced to us during the first nine months of 2013.   At September 30, 2013 we have $2,650,000 remaining available to us upon reaching certain milestones.  Another $100,000 total in advances is authorized and available for draws between October 24, 2013 and January 31, 2014.  See terms of the Ninth Amendment to the Investment Agreement below.

On July 24, 2013, the Company entered into an Eighth Amendment to the Investment Agreement.  As a provision of this amendment the maturity date of the entire loan balance due to DMRJ Group was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provides for the Company to receive additional funds in two advances. The first advance, the “July Term Loan Advance” in the amount of $100,000, was used to fund the annual holding fee payments of $50,000 each on the Kiewit and Clifton Shears properties as per the terms of the Amended and Restated Lease and Sublease Agreement with Clifton Mining Company.  The second advance, in the amount of $50,000, called the “Additional July Term Loan Advance” is earmarked for working capital and ordinary course business expenses.

On October 24, 2013, subsequent to the end of the quarter, the Company entered into a Ninth Amendment to the Investment Agreement. As a provision of this Amendment the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  The Ninth Amendment provides for the Company to receive additional funds in four advances of $25,000 each. The advances, designated the “October 2013 Term Loan Advances” are to be used for ordinary course general corporate purposes. The advances may be drawn for four successive calendar months commencing in October 2013 in the aggregate principal amount of $25,000 each for an aggregate of up to $100,000.  The interest rate on these advances remains at 2% per month from the date hereof until such amounts have been paid in full.

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

Salaries earned have not been paid for many months.  The total amount accrued including amounts accrued as provisions of termination agreements as of September 30, 2013 for all officer wages is $296,000 and for director consulting fees is $70,000.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The operating loss for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, decreased by $159,251 due to the scaled-back operations while awaiting permit approvals.  Other expenses, consisting mostly of interest and financing costs, for the nine months ended September 30, 2013, decreased by $161,307 over the nine months ended September 30, 2012.  This decrease was due to a reduction in financing expense which was partially offset by an increase in interest expense and an increase in the change in the fair value of the derivatives relating to the DMRJ Group loan.  These differences result in an overall decrease in net loss of $320,558 for the nine months ended September 30, 2013 in relation to the nine months ended September 30, 2012.

Liquidity and Cash Flow

Net cash used by operating activities was $299,761 during the nine month period ended September 30, 2013, compared with $373,895 during the nine month period ended September 30, 2012.  This $74,134 decrease in the amount of cash used by operating activities is primarily attributable to the increase in amounts due to others and to the reduction in operations while awaiting permit approvals.

Net cash used by investing activities was $7,349 during the nine month period ended September 30, 2013, compared to $50,600 cash used during the nine month period ended September 30, 2012.

Net cash provided by financing activities was $300,000 during the nine month period ended September 30, 2013, compared with $20,150 cash provided during the nine month period ended September 30, 2012.  Cash provided from financing for the nine month period ended September 30, 2013 was from DMRJ Group loan proceeds while cash provided during the nine month period ended September 30, 2012 was from the sale of common stock.

As a result of the above, cash decreased by $7,110 during the nine month period ended September 30, 2013, leaving us with a cash balance of $5,190 as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2011 we entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  During the quarter ended September 30, 2013, we issued a total of 32,142 shares of stock, valued at $.70, to the note holders to convert accrued interest for the quarter.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Ninth Amendment dated October 24, 2013 to Investment Agreement
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: November 14, 2013

By: /s/ Rick S. Havenstrite

Rick S. Havenstrite, President

(Principal Executive Officer)

Date: November 14, 2013

By: /s/ Marianne Havenstrite

Marianne Havenstrite, Treasurer

(Principal Financial Officer)