Form 10-K
period 2013-12-31
Desert Hawk Gold Corp.
filed 2014-04-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

.      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169701

Desert Hawk Gold Corp.

(Exact name of registrant as specified in its charter)

Nevada	82-0230997
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1290 Holcomb Ave, Reno, NV 89502
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (775) 337-8057

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $3,262,091.

The number of shares outstanding of the registrant’s common stock on April 7, 2014, was 9,533,825.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

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

•

uncertainty regarding appeal of mining permits;

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

In December 2009 we acquired all of the outstanding stock of Blue Fin Capital, Inc., a Utah corporation owning eight unpatented lode mining claims in Arizona (“Blue Fin”).  We issued a total of 2,713,636 shares of our common stock to the shareholders of Blue Fin, which included 482,236 shares to Mr. Jorgensen, our CEO, 1,000,000 shares to Rick Havenstrite, our President, and 1,131,400 shares to Eric L. Moe, who became one of our directors subsequent to this transaction, all of whom were shareholders of Blue Fin at the time of the acquisition.  The closing of the transaction occurred on December 31, 2009, and Blue Fin became a wholly owned subsidiary of Desert Hawk.  The transaction was approved by a majority of the disinterested directors who determined that the claims would have value to the Company at least equal to the par value at the time of the shares issued.  We have been unable to secure funding for exploration of these properties and do not consider these properties material at present because of the inability to raise funds for further exploration. These claims were subsequently dropped.

From 2008 through 2013, we funded our operations through the sale of our common stock and promissory notes.  In May 2008 we conducted a non-public offering of shares of our common stock.  We sold 289,584 shares and raised $173,750 in gross proceeds to recommence mining operations.  In May 2009 we offered and sold 1,000,000 shares of our common stock in a non-public offering and raised $700,000 in gross proceeds to meet our cash obligations under the joint venture and lease agreements with Clifton Mining and Moeller Family Trust (described below) and to commence exploration operations on the property.  In September 2009 we conducted another non-public offering of our common stock.  We sold 440,000 shares and raised gross proceeds of $308,000 in an offering to conduct a drilling program on our mining properties.  In November of 2009, we borrowed $600,000 from two investors and issued 15% convertible promissory notes for this principal amount.  The promissory notes matured on November 30, 2012, and were convertible at $0.70 per share.  We failed to repay either of these notes on the maturity date of the notes, and have issued an additional 300,000 shares of our common stock to each of the two investors and the maturity dates were extended for two, one-year terms, as per the terms of the notes and the notes are now due on November 30. 2014.  Interest on the notes (accrued monthly and paid quarterly) will continue to be paid by us, with stock, during the extended period of the notes.

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

In June 2010, the parties to the Joint Venture Agreement entered into an Amended and Restated Lease and Sublease Agreement effective as of the date of the original Joint Venture Agreement.  The Amended and Restated Lease and Sublease Agreement restated and replaced the original Joint Venture Agreement.  The amended agreement provides for the lease to us of the patented and unpatented claims, including the mill site, and the sublease of the state mineral leases.  The amended agreement also grants to us the right to enter onto the land to conduct our exploration activities, the right to make reasonable use of the surface of the properties for these activities, the right to transport on and across the surface of the properties any mineralized material, and the right to destroy so much of the surface and subsurface as may be reasonably necessary to carry out the purposes of the agreement.  The term of the amended agreement is for 20 years from its effective date and for so long as we continue to produce and sell mineralized material or mineral resources from the property, unless sooner terminated as provided in the amended agreement.  We do not have the right to assign, sublease or otherwise transfer our interest in the amended agreement without the prior written consent of Clifton Mining as to those of the properties owned by it and without the prior written consent of Woodman Mining as to those of the properties owned by it.  Nevertheless we may mortgage or pledge our leasehold interest in the Kiewit Claims and the Cactus Mill Property for purposes of financing exploration, development and mining operations, but we cannot otherwise encumber the property without the written consent of Clifton Mining.

Under the terms of the amended agreement, we are obligated to pay a 4% net smelter royalty on base metals in all areas except for extraction of mineralized material from the Kiewit gold property and a net smelter royalty on gold and silver, except for extraction of mineralized material from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  We are also obligated to pay a 6% net smelter return on any mineralized material extracted from the Kiewit gold property.  Beginning with 2010, we are required to make all lease property payments by submitting payment on a per claim basis on or before July 15th of each year during the term of the Agreement.  During 2013, we paid a total of $37,124 in claims fees pursuant to the amended agreement.  If we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we will be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties.  The amended agreement also requires Clifton Mining to make available to us for our use all historical geological, engineering, and other data on the properties, as well as all buildings, equipment, existing permits, and water rights necessary for operations.  Clifton Mining has the right to terminate the Amended and Restated Lease and Sublease Agreement only if we fail to comply with the terms of the agreement and we fail to correct any breach of the agreement after 30 days’ notice from Clifton Mining.

On June 30, 2012, we entered into an arrangement with Clifton Mining Company and Woodman Mining to delay certain payments required pursuant to the terms of the Amended and Restated Lease and Sublease Agreement and to extend the declaration date for claims to be voluntarily released under the agreement. As part of this agreement, the $50,000 payments for the annual holding fees for the Kiewit and the Clifton Shears-Smelter Tunnel properties were made in accordance with the June 30, 2012 delayed payment arrangement.  A partial payment of $10,000 was made on December 24, 2012 for the Cane Springs payment.  In 2013, the annual holding fee payments for the Kiewit and Clifton Shears-Smelter Tunnel properties were timely made in July.  The Cane Springs payment has not yet been made for the Cane Springs property.  This payment is currently being negotiated with the leaseholder.  Notice was timely given of the claims we no longer wish to maintain and the Bureau of Land Management (“BLM”) reimbursement was also timely made.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it.  For 2013 we paid the annual maintenance fees on 247 of the original 419 unpatented mining claims which were the subject of the original lease.

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

In June 2010, the parties to this Joint Venture Agreement entered into an Amended and Restated Lease Agreement effective as of the date of the original Joint Venture Agreement.  The Amended and Restated Lease Agreement restated and replaced the original Joint Venture Agreement.  The amended agreement provides for the lease to us of the patented Yellow Hammer claims.  The amended agreement also grants to us the right to enter onto the land to conduct our exploration activities, the right to make reasonable use of the surface of the properties for these activities, the right to transport on and across the surface of the properties any mineralized material, and the right to destroy so much of the surface and subsurface as may be reasonably necessary to carry out the purposes of the agreement.  The term of the amended agreement is for 20 years from its effective date and for so long as we continue to produce and sell mineralized material or mineral resources from the property, unless sooner terminated as provided in the amended agreement.  We do not have the right to assign, sublease or otherwise transfer our interest in the amended agreement without the prior written consent of the trust.  Nevertheless we may mortgage or pledge our leasehold interest in the Yellow Hammer claims for purposes of financing exploration, development and mining operations, but we cannot otherwise encumber the property without the written consent of the trust.

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

We have not paid the $50,000 minimum annual fee due and the amended agreement is subject to termination.  The Moeller Family Trust has not formally given notice of termination of this agreement.

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

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  We also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of December 31, 2013, no dividends have been paid by us.

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

On October 17, 2012, the Company entered into a Fifth Amendment to the Investment Agreement with DMRJ Group.  The Fifth Amendment provided for the Company to receive up to $100,000 in additional funds in two advances (the “October Term Loan Advances”) of $50,000 each.  Only one of these $50,000 advances was taken in 2012.  The advances are not deemed to be Kiewit Advances, which means that they will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 31, 2012 to December 15, 2012.  The amount to be due under the Fifth Amendment for the prior balance due was $5,865,492 as of October 17, 2012; plus the $50,000 October Term Loan Advance and accrued interest on the entire amount at 2% per month.  This amount was not paid on December 15, 2012 and remained unpaid at December 31, 2012, with total principal due of $5,915,492 and accrued interest due of $298,606 resulting in a total due of $6,214,098.

On January 29, 2013, we entered into a Sixth Amendment to the Investment Agreement with DMRJ Group.  The Sixth Amendment provided for us to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance replaced the second October Term Loan Advance, which had never been drawn.  The advance was not deemed to be a Kiewit Advance, which means that it was not subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 15, 2012 to March 5, 2013.

On April 30, 2013, we agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on June 26, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from March 5, 2013 to June 30, 2013.  The Seventh Amendment provided for us to receive additional funds in two advances of $50,000.  The first advance, the “April Term Loan Advance”, was received on May 2, 2013 and the second advance, the “May Term Loan Advance” was received on June 26, 2013.  The June 30, 2013 loan payment was not made.

On July 24, 2013, we agreed to the terms of an Eighth Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on July 24, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provided for us to receive additional funds in two advances.  The first advance, the “July Term Loan Advance”, in the amount of $100,000, was received on July 24, 2013 and the second advance, the “Additional July Term Loan Advance” was received on August 23, 2013 in the amount of $50,000.

The September 30, 2013 payment was not made and a Ninth Amendment to the Investment Agreement was entered into on October 24, 2013.  As a provision of this amendment the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  The Ninth Amendment provided for the Company to receive additional funds in four advances of $25,000 each. The advances, designated the “October 2013 Term Loan Advances” were to be used for ordinary course general corporate purposes. The advances could be drawn for four successive calendar months commencing in October 2013 in the aggregate principal amount of $25,000 each for an aggregate of up to $100,000.  The interest rate on these advances remains at 2% per month. Two of these advances were drawn in 2013, with a third draw taken in January 2014.  The January 31, 2014 loan payment was not made.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of Monthly Term Loan Advances totaling a maximum of $5,700,000 over four months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015.  On the last business day of each month, commencing October 31, 2014, we shall pay to the Investor an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  Onsite development of the project has since begun. If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

In addition, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock. The Company amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude from the definition of convertible securities, the shares of Series A Preferred Stock and the Series A-2 Preferred Stock previously issued to DMRJ Group and any future issuances of any shares of Series A, Series, B, and Series A-1 and A-2 to DMRJ Group or any of its affiliates.

If we lose our mining leases and other assets to DMRJ Group in foreclosure, we will not be able to continue our business operations as currently planned and any shareholder would lose their entire investment in our common stock.

Operations

Refurbishing of our Cactus Mill pilot plant was completed in the fall of 2010 and processing of mineralized material was ongoing through December of 2011.  Mineralized material from the Yellow Hammer Mine was hauled to the pilot plant where it went through a floatation process to obtain a concentrate.  The concentrate was then shipped to Asarco’s Hayden, Arizona smelter plant for processing of copper, gold, and silver.  Tailings from this mineralized material were then reprocessed through the floatation cycle and gravity tables to obtain tungsten material which was shipped to Buffalo Tungsten for further processing.  Test operations at the pilot mill were suspended in December 2011.

On January 7, 2014, we received final approval from the BLM of the Kiewit Large Mine Permit which allows us to develop the Kiewit deposit and put it into production.  On February 20, 2014, we posted the reclamation bond for this project in the amount of $1,348,000. We intend to commence construction on a 750,000 square foot heap leach pad and process facility in first quarter 2014.  Production is targeted for fourth quarter 2014.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims.  The 2013 annual maintenance fee payable to the BLM on our unpatented claims was $34,580 and was paid in August 2013.  The required affidavit was filed with the Tooele County Recorder on August 26, 2013.  Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained.  Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States.  Property taxes on the patented claims were $6,062 for 2013 and the mineral lease fees were $2,545.  We anticipate that the annual maintenance fees will not significantly increase in 2014, however the personal property taxes are expected to increase due to the addition of machinery and equipment which will be purchased as we commence development.

Mining and exploration operations are also subject to both federal and state laws and regulations pertaining to employee health and safety.  We employ a mine safety administrator to monitor our obligations under these laws and regulations.

Intellectual Property Rights

We own the Marks “DESERT HAWK” and “DESERT HAWK GOLD CORP” and also own corresponding federal trademark filing Serial Nos. 85/232,815, 85,232,819, 85/232,820, and 85/232,823, for use in connection with mining extraction, consulting in the fields of mining and milling, milling of ore, mining exploration and mineral exploration, copper ore, gold ore, silver ore, and tungsten ore.

Employees

At December 31, 2013, we had two employees, including our President, Rick Havenstrite, who devotes approximately 80% of his time or 40 hours per week for his business.  We also engaged Marianne Havenstrite, wife of Rick Havenstrite, on a part-time basis, as our Treasurer and Principal Financial Officer.  Both of these employees have accrued all of their wages throughout part of 2012 and all of 2013. They are based out of our Reno, Nevada office.  In February of 2014, we added several employees to begin construction of the Kiewit project.  These employees will work at our Gold Hill project site or in the Reno, Nevada office.

ITEM 1A.  RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by those who invest in our securities.  Any of the following risks could materially and adversely affect our business, financial condition or operating results and could decrease the value of our Common and/or Preferred Stock.

Risks Relating to Our Business

The Amended and Restated Promissory Note with DMRJ Group, in the principle amount of $11,989,492, matures on October 31, 2016. There is no certainty we will be able to enter into further amendments to the Note and there is also no certainty we will be able to generate enough income to pay the amount owed by the maturity date. If we fail to pay the Note by the maturity date and do not enter into further amendments to the Note with DMRJ Group, DMRJ Group will have the ability to foreclose on our mining claims at any time, and if DMRJ Group forecloses on our mining claims, our business could fail.

In conjunction with entering into the Tenth Amendment to the Investment Agreement with DMRJ Group, the Company entered into an Amended and Restated Promissory Note (the “Note”) with DMRJ Group. The principle amount of the Note is $11,989,492 and is due by October 31, 2016.  Our loan advances from DMRJ Group under the Investment Agreement, as amended, are secured by all of our assets, including our mining leases and equipment.  The Investment Agreement, as amended, also contains numerous affirmative and negative covenants which require us to perform certain obligations or refrain from certain actions so long as any amounts are owed to DMRJ Group under the Investment Agreement, as amended.  If we fail to meet all of our covenants under the agreement or if we fail to make any required payment of principal or interest when due, it is likely that DMRJ Group would call the full amount of the outstanding balances on our loans immediately due.  If we are unable to repay the outstanding balances at that time, we anticipate that DMRJ Group would foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  Because the Investment Agreement, as amended, limits our ability to obtain outside funds during the effective period of the Investment Agreement, it is possible that we would not be able to obtain alternate financing to satisfy the obligations owed to DMRJ Group in the event of foreclosure.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

We may be denied government licenses and permits which we need to explore on and further develop our property.  Continued delays in obtaining necessary operating permits could have a material negative impact on our ability to extract mineralized material from our claims.  In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine on our property.  If we are not granted the necessary permits, our business could fail.

Exploration activities usually require the granting of permits from various governmental agencies.  For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit.  Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken.  Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.  As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits.  The needed permits may not be granted at all.  We have experienced substantial delays in obtaining the necessary operating permits to commence operations on our claims. To date, 20 permits and licenses have been obtained for the development of the project.  The reclamation permit, submitted to the Utah Division of Oil, Gas, and Mining (“DOGM”) in February 2010, has been approved.  The BLM has approved the mine plan as complete and it has been reviewed by the National Environmental Protection Agency (“NEPA”).  We were granted the final Kiewit Large Mine Operations permit by the BLM on February 19, 2014 and have posted the reclamation bond necessary to proceed with operations.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (the “Tribes”) sent a letter to the BLM outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  On February 6, 2014 the Tribes filed an appeal of the permit with the BLM.  The BLM will defend their case against the appeal; however, there is no assurance the BLM will prevail against the Tribes.  If we are not able to secure and retain the necessary mining permits, we may not be able to continue operations and our business could fail.

If the funding from DMRJ Group is insufficient to commence profitable operations, we will need to obtain additional financing to fund our exploration program.

We have no firm commitments or agreements to provide additional funding to have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties.  Due to the Investment Agreement, as amended, with DMRJ Group, our ability to obtain additional financing is restricted. We also may be unable to secure additional financing on terms acceptable to us, or at all.  Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock.  Such securities may also be issued at a discount to the fair market value of our common stock, resulting in possible further dilution to the book value per share of common stock.  If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.  Certain of our outstanding securities contain protections from issuances of additional securities below $0.70 per share which could result in additional shares being issued in the event of sales of equity or equity-linked securities below such price.

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

Most of our management does not work for us exclusively and some serve on the boards of other companies.  We do not consider any of these other companies to be our competitors.  It is possible that a conflict of interest may arise based on management’s other employment or board activities, including affiliation with DMRJ Group, our majority shareholder.  Situations may arise where members of our management are presented with business opportunities which may be desirable not only for us, but also for the other companies with which they are affiliated.  We have adopted a Code of Ethics for the review and approval of any transactions that cause a conflict of interest.

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

Our business is exploring for copper, gold, silver, tungsten, and other precious minerals.  In the event that we discover commercially exploitable precious mineral deposits, we will not be able to make any money from mining activities unless the precious mineral deposits are actually mined, or we sell our interest.  Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws.  In the event we increase operations on our mining properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time.  It is possible that changes to these laws will be adverse to any potential mining operations.  Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations.  Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage.  We are not currently insured against this risk because of high insurance costs.

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

Risks Relating to the Mining Industry

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

Our principal shareholder, DMRJ Group, and their affiliates, as well as our officers and directors, in the aggregate beneficially own a majority of our outstanding common stock, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing.  Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

If a market for our common stock is ever established, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

our inability to maintain existing permits;

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  In addition, as part of the Fourth Amendment to the Investment Agreement with DMRJ Group, beginning July 1, 2011, quarterly dividends in the amount of 10% of income are due to all preferred stockholders for each quarter that we have consolidated net income, and we also cannot pay any dividends on the common stock until the preferred dividends are paid.  As part of the Tenth Amendment to the Investment Agreement, effective February 19, 2014, this provision to pay dividends, based on income, to the preferred stockholders has been revoked.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Gold Hill Projects

Overview

We hold leasehold interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented mining claims, of which 246 are lode claims, and one is an unpatented mill site claim.  This includes 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 25 square miles.  We have assembled all of our claims and leases in this district to create a sizeable, contiguous property package on which to conduct regional-scale exploration.  Therefore, we intend to maintain our leasehold interest in the remaining mining claims for future exploration, if warranted.  Over the next 12 months, we intend to commence extraction of mineralized material from the Kiewit lode claims and construct and operate a heap leach facility nearby to process the material from the Kiewit claims.  Production is targeted for fourth quarter 2014.

The first phase of our activities has included the re-habilitation and redesign of the existing mills on the Cactus Mill site to create a pilot plant facility.  Originally, a smaller mill operated on this site for several decades.  A larger mill was built many years ago but required modification to accommodate the Yellow Hammer material.  The rebuilt pilot mill was completed and testing was done in fall of 2010, followed by limited production.  This activity was suspended in December 2011. The second phase of our current operating plan will include construction of an 800,000 square foot heap leach pad and process facility near the Kiewit site to accommodate disseminated gold material from the Kiewit project.  The construction of the heap leach facility and the proposed extraction activities on the Kiewit claims commenced in first quarter 2014.  We have no proven or probable reserves for this project.  Management has decided, rather than allocating funds and resources on a final feasibility study and developing proven or probable reserves, to process mineralized material based on existing data supplemented with our own confirming work.

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

Exploration Plans

We intend to commence development of processing activities on the Kiewit Claims in first quarter 2014.  Set forth below is a brief discussion of the material plans relating to these projects:

Kiewit Gold Claims.  Based on prior exploration work performed by Dumont Nickel between 2004 and 2006, management believes that mineralized material located on the Kiewit claims is a highly oxidized, highly fractured, highly disseminated and cyanide amenable hydrothermal gold deposit, with very minimal silver occurrences with the gold.  Independent metallurgical testing by McClelland Laboratories in Reno, Nevada, has shown recoveries of 70% of gold are achievable with very low reagent consumptions but with the need for very fine crushing. We intend to extract mineralized material from three open pit mines and to process the material using a cyanide heap leach operation to recover gold and small amounts of silver.  Mining, haulage operations, and placement of the material on the leach pad will be performed in-house and crushing is intended to be performed by outside contractors.  The claims are located approximately 3000 feet northeast of the proposed leaching facility.  Permitting for this project was received in January 2014 and the Reclamation bond was posted in February 2014.  Development of the heap leach pad and process facility is ongoing with production of gold expected in fourth quarter of 2014.

Kiewit Heap Leach Facility.  We intend to process any mineralized material extracted from the Kiewit claims through a heap leach facility we propose to construct approximately 3,000 feet to the southwest of the Kiewit claims on patented claims we currently lease.  We estimate that the leaching facility will cover approximately 20 acres.  The project will entail the construction of an 800,000 square foot clay and plastic lined pad and ponds and a 1,500 gallon per minute carbon column recovery facility.  We have budgeted $3,500,000 to complete this project which is expected to be complete in third quarter of 2014.

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

The pilot plant is comprised of a copper flotation circuit followed by flotation and gravity circuit for tungsten.  After spending approximately $1,000,000 on the remodel and reconstruction of the pilot plant, we tested the facility during September 2010 and commenced processing mineralized material in October 2010 and continued operations until December 2011.

We have suspended Yellow Hammer operations and the processing of its’ mineralized material through the Cactus Mill.

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

After retaining North American Exploration, Inc. of Kaysville, Utah and JBR Environmental Consultants, Inc. of Sandy, Utah to assist us we obtained the final permit necessary to commence construction and development for operations.  This permit was received in first quarter 2014 and the reclamation bond was posted in February 2014.  Development of the project has begun using funding provided by DMRJ Group.  The property is located in an historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area.  The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area, with low water quality.  Management believes that through our leased patented claims we have adequate private land for process facilities.  There is no material access from any metropolitan area or community.  Management believes that no previous work by any operator has been contested by regulators or others.  On March 20, 2013, the Confederated Tribes of the Goshute Reservation outlined in a letter to the BLM their review of the Kiewit Mine Project Draft Environmental Assessment. The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values and many other environmental resources.  On January 6, 2014 the permit was issued by the BLM and on February 6, 2014 the Tribes filed an appeal to the issuance of the permit.  The BLM has informed us of their intention to defend its case against the appeal.

Set forth below is a summary of the status of the permitting process for the various segments of the project:

Yellow Hammer Small Mining Operations Permit:  We hold a Small Mining Operations Permit from DOGM.  This permit was approved by the Division on October 5, 2009.  We have also posted a reclamation bond of $48,500 with the Division.  This Small Mining Operations Permit stipulates that as long as any exploration or mining operations are limited to an area within ten acres, there are no requirements to perform an extensive environmental assessment or complete a Plan of Operation.  This area will be absorbed into the Kiewit Large Mine Permit area and the Small Mining Operations Permit will no longer be valid.  The $48,500 bond will be returned to us.

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

Cactus Mill Heap Leach Project:  The BLM and DOGM permitting processes have rendered the permit application too difficult to complete and, as such, our plans to amend the Cactus Mill permit to include a heap leach project have been put on hold.

Kiewit Project:  This deposit exists entirely on BLM unpatented mining claims from which an environmental assessment was previously completed by Dumont Nickel, a predecessor operator, on the affected area.  The heap leach pad and process area will be located on patented mining claims approximately 3,000 feet to the southwest of the Kiewit claims.

In February 2010 we filed an application with DOGM for a Large Mining Operations Permit to commence large mining operations for three open pit mines and a heap leach gold facility.  Final approval was received in November 2012.  In February 2010 we also submitted a Plan of Operation to the BLM.  Final approval was received in January 2014 and the approval is currently being appealed, as indicated above. A separate Groundwater Discharge Permit through the Utah Department of Environmental Quality was issued on December 7, 2010.

In addition to completing the notice of intent filing, the BLM requires an analysis of our Plan of Operation in compliance with the National Environmental Protection Act (“NEPA”).  JBR Environmental Consultants was engaged to prepare this analysis. The cost to prepare this analysis was $243,549.  Approval of the Environmental Assessment was issued in January 2014 and development of the project began in February 2014 after posting the Reclamation Bond.

Yellow Hammer Exploration:  In October 2008 DOGM issued an exploration permit for exploration of the Yellow Hammer claims which was used to conduct our drilling program on these claims in the fall of 2009.  We have also executed a Reclamation Contract dated October 13, 2009, and have posted a reclamation bond with the Division in the amount of $12,300 for this project.  This permit will also be absorbed into the Kiewit Large Mine Permit and the bond for the exploration permit will be returned to us.  Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.  Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our planned operations and cause increases in capital expenditures or exploration costs or reduction in levels of mineralized material from future properties, if any, or require abandonment or delays in exploitation of new mining properties.

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

Offices and Other Facilities

We do not maintain separate offices for the Company.  Mr. Havenstrite, our President, operates from his office in Reno, Nevada and also works on site at our mining property in Tooele County, Utah.  Monthly rent for the office space in Reno is $500 and commenced October 1, 2009.  Financial and engineering activities are performed in this office and rent includes use of all business equipment needed to perform these functions.  This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by him.  Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time.  Because of limited cash resources, these rents accrued in 2013 rather than being paid.  Total accrued rent for office space in Reno, Nevada at December 31, 2013 is $7,500.

We rent a core-logging facility located on the Tooele County airport grounds in Wendover, Utah.  The facility includes a separate core splitting and sawing room, field supply storage rooms and sufficient floor space for logging tables and racks to hold over 21,000 feet of HQ core boxes.  Monthly rent for this space is $350 and the rental arrangement is terminable at any time.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item aside from the appeal by the Tribes, as discussed above.  We have been granted intervener status in the ongoing appeals process between the Tribes and the BLM as a method to have access to the information relating to that appeal.

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

Unregistered Sales of Securities

During the quarter ended December 31, 2013, we issued a total of 16,071 shares each to West C Street, LLC and Ibearhouse, LLC as the monthly payments of interest on their convertible notes.  A total of 128,568 shares were issued during 2013 as payment of 2013 interest on the convertible notes.  The shares were valued at $0.70 for payment of the interest.  In addition, 150,000 shares were issued each to West C Street, LLC and Ibearhouse, LLC as penalty shares as part of the extension of the due date of the notes to November 30, 2014.  These shares were valued at $1.00 per share.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

Holders

At March 31, 2014, we had 630 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed OTC Stock Transfer, Salt Lake City, Utah, to act as the transfer agent of our common stock.  We act as our own transfer agent for the Series A, A-1, and A-2 Preferred Stock.

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

So long as we have any outstanding obligations to DMRJ Group under the provisions of our Investment Agreement, as per the Fourth Amendment to the Investment Agreement, we are prohibited from declaring or paying any dividends, except on our Series A-1 and A-2 Preferred Stock.  In addition, we are prohibited from declaring a dividend on our common stock if at the time any dividends on our Series A-1 and A-2 Preferred Stock are unpaid.

The holders of the Series A-1 and A-2 preferred shares were originally entitled to quarterly dividends equal to 10% of our consolidated net income for each quarter that we report net earnings, commencing with the quarter beginning July 1, 2011.  No dividends have been paid to date.  This provision for dividends for the preferred stockholders was eliminated with the Tenth Amendment to the Investment Agreement, dated February 19, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

We are a mineral exploration company with proposed projects located in the Gold Hill Mining District in Tooele County, Utah.  We are currently focused on exploration for our Kiewit claims and construction of a heap leach facility near these claims.  Concentrates from our test mill site have previously been processed at a smelter in Hayden, Arizona and a refinery in Buffalo, New York.  We are not currently processing mineralized material.

We were originally incorporated in the State of Idaho on November 5, 1957.  For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2008 we changed our corporate domicile from the State of Idaho to the State of Nevada.  In May 2009 we raised funds to recommence mining activities.  In July 2009 we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah.  We hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 25 square miles.  From these claims we have centered our exploration activities on the Yellow Hammer site, the Kiewit site, and the Rainbow Hill, Cane Springs, Lucy L, Oquirrh Springs, Rustler and Frankie sites.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”). According to the original terms of the agreement, DMRJ Group had committed to loan to us up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note, under which advances made to us were due not later than July 14, 2012. These loan advances could only be used by us to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts allocable to the Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  Advances for operations on the Kiewit project are conditioned upon our ability to obtain and maintain all environmental and mining permits necessary to commence mining activities and the timely payment of the initial Yellow Hammer advances.  We received loan advances from DMRJ Group of $3,900,000 and $3,550,000 at December 31, 2013 and December 31, 2012, respectively.

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

In July 2010, in connection with this agreement, we issued 958,033 shares of Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  We recorded a discount to the loan proceeds in the amount of $669,664, which was valued based on the stock price of $.70 less the cash received for the preferred stock.

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

On April 30, 2013, we agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on June 26, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from March 5, 2013 to June 30, 2013.  The Seventh Amendment provides for us to receive additional funds in two advances of $50,000.  The first advance, the “April Term Loan Advance”, was received on May 2, 2013 and the second advance, the “May Term Loan Advance” was received on June 26, 2013.  The June 30, 2013 payment was not made.

On July 24, 2013, we agreed to the terms of an Eighth Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on July 24, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provided for us to receive additional funds in two advances.  The first advance, the “July Term Loan Advance”, in the amount of $100,000, was received on July 24, 2013 and the second advance, the “Additional July Term Loan Advance” was received on August 23, 2013 in the amount of $50,000.

The September 30, 2013 payment was not made and a Ninth Amendment to the Investment Agreement was entered into on October 24, 2013.  As a provision of this amendment the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  The Ninth Amendment provided for the Company to receive additional funds in four advances of $25,000 each. The advances, designated the “October 2013 Term Loan Advances” are to be used for ordinary course general corporate purposes. The advances could be drawn for four successive calendar months commencing in October 2013 in the aggregate principal amount of $25,000 each for an aggregate of up to $100,000.  The interest rate on these advances remains at 2% per month. Two of these advances were drawn in 2013, with a third draw taken in January 2014.  The January 31, 2014 loan payment was not made.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of Monthly Term Loan Advances totaling a maximum of $5,700,000 over four months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015.  On the last business day of each month, commencing October 31, 2014, we shall pay to the Investor an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  Onsite development of the project has since begun. If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

A summary of DMRJ Group-related amounts is as follows:

	December 31,	December 31,
	2013	2012
Note Payable – DMRJ Group
Yellow Hammer, total per 4th Amendment	4,941,177	4,941,177
Accrued interest capitalized with 5th amendment	885,521	885,521
October 2012 term loan advance	50,000	50,000
2013 Loan Advances and Adjustments	387,794	0
Total loan balance at December 31	$6,264,492	$5,876,698

Accrued interest on DMRJ loans	$1,781,027	$337,400

Results of Operations for the Years Ended December 31, 2013 and 2012

During the years ended December 31, 2013 and 2012, we had net losses of $2,759,534 and $3,278,362, respectively.  This represents a decreased net loss of $518,828 for the year ended December 31, 2013.  The decrease in net loss for the year ended December 31, 2013 is generally attributable to a decrease in operating expenses and to the recognition of a loss on extinguishment of debt in 2012 in the amount of $920,000, compared to $0 in 2013, and due to the further restructuring of the DMRJ debt.  The loss on extinguishment represents the difference between the fair value of the amended note with DMRJ and the carrying value of the original note.  Offsetting these decreases is an increase in interest costs for the year ended December 31, 2013.

Liquidity and Cash Flow

Net cash used by operating activities was $344,035 during the year ended December 31, 2013, compared with $623,998 during the year ended December 31, 2012.  The decrease in cash used by operating activities is primarily attributable to the reduction in net loss for the year.

Net cash used by investing activities was $9,742 during the year ended December 31, 2013, compared to cash provided by investing operations of $21,058 during the year ended December 31, 2012.  The increase in cash used by investing is attributable to purchase of fixed assets during the year ended December 31, 2013 compared to the sale of assets in 2012.

Net cash provided by financing activities was $350,000 during the year ended December 31, 2013, compared with $200,150 during the year ended December 31, 2012.  The increase is primarily a result of increased borrowing from DMRJ Group, along with a reduction in equity financing.

As a result, cash decreased by $3,777 during the year ended December 31, 2013, leaving us a cash balance of $8,523 as of December 31, 2013, as compared to an ending cash balance of $12,300 as of December 31, 2012.

Under the terms of the Ninth Amendment to the Investment Agreement with DMRJ Group, repayment of all loan advances is due in full January 31, 2014.  This payment was not made and on February 19, 2014 the Tenth Amendment to the Investment Agreement was agreed upon.  This Tenth Amendment provides for repayment of the debt through operations with a series of required minimum payments beginning February 2015.  Effective October 31, 2014, all working cash flow from operations, subject to a minimum balance of $200,000, is due to DMRJ Group at the end of each month, for each previous month.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

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

Reclamation and Remediation

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements.  Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties.  We use assumptions about future costs, capital costs and reclamation costs.  Such assumptions are based on our current mining plan and the best available information for making such estimates.  In calculating the present value of the asset retirement obligation we used a credit adjusted risk free interest rate of 10% and projected mine lives of 5 to 12 years, depending on the site.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.  At December 31, 2013 and 2012, an Asset Retirement Obligation has been recorded in the amount of $69,920 and $63,584 respectively, for all of our Gold Hill properties.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer and Marianne Havenstrite, our principal financial officer as of the year ended December 31, 2013, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon this evaluation, Mr. and Mrs. Havenstrite concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the year ended December 31, 2013, no information was required to be disclosed in a report on Form 8-K that was not reported during the period.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 31, 2014 the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years.  The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board.  The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Positions	Director Since	Employment Background
Rick Havenstrite	55	Director & President	2009

Mr. Havenstrite has served as our President since April 2009 and has been employed by us to manage our mining operations since August 2009.  Since May 1999 he has been the co-owner and president of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC.  From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, a exploration mining company, as vice-president of operations on the Milford Copper Project; from 1992 until 1996 he was general manager of Nevada operations for Arimetco Mining Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Nevmont Minerals, a small gold mining company, as manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, as the mine manager and superintendent on the Alta Gold Buckskin Mine and the Robinson Mine in Utah; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico.  Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in mining engineering from the University of Reno Mackay School of Mines.  He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Daniel Small	44	Director	2011

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

David Levy	29	Director	2011

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

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law.  We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2013, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified.  There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $	Stock Awards $	All Other Compensation $	Total $
Robert E. Jorgensen, former CEO (1)	2013	57,000(2)	150,000(3)	-	207,000
	2012	121,154(2)	-	6,000(4)	127,154
Rick Havenstrite, President and CEO	2013	120,000	-	10,200(5)	130,200
	2012	120,769	-	10,200(5)	130,969

(1)

On June 24, 2013, Mr. Jorgensen was no longer Chief Executive Officer and Principal Executive Officer of the Company and Mr. Havenstrite became Principal Executive Officer of the Company.

(2)

The amount reflected as accrued salary in 2013 for Mr. Jorgensen is the amount necessary to properly reflect the amount owed to him in full as part of a termination agreement which allows for Mr. Jorgensen to be paid in installments upon funding of the Kiewit project.

(3)

This amount is computed on the basis of the fair value computed in accordance with FASB ASC Topic 718.

(4)

Mr. Jorgensen received or accrued $6,000 in 2012 as rent paid by us for office space in his home which we used for our principal executive office.  This space was provided at a cost of $500 per month commencing October 1, 2010, pursuant to a Rental Agreement dated effective October 1, 2010, between us and Mr. Jorgensen.  Effective September 2012, this amount has accrued rather than being paid.  The rental agreement terminated effective December 31, 2012.

(5)

Mr. Havenstrite received $6,000 in 2013 and 2012 (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada.  We also paid $4,200 in 2013 and 2012 to RMH Overhead, for rent on an automobile.  Effective October 2012 these amounts have accrued rather than being paid.  The total accrued rent for auto and office space at December 31, 2013 for Mr. Havenstrite is $12,750.

During 2013 and 2012 we paid Mr. Jorgensen $10,000 per month in accordance with the terms of his employment agreement.  Beginning in June 2012, this amount was accrued rather than paid.  During 2013 we entered into a termination agreement with Mr. Jorgensen which authorized the issuance of 150,000 shares of common stock, issued on June 24, 2013 and allows for a termination payment which will be paid in monthly installments upon funding of the Kiewit project.

During 2013 and 2012 we paid Mr. Havenstrite $10,000 per month. Beginning in June 2012, this amount was accrued rather than paid.  At December 31, 2013, accrued wages payable to Mr. Havenstrite are $190,000.  In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our company.  The term of the agreement is for four years, expiring December 31, 2013, with automatic one-year extensions unless notice is given by either party.  Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company.  Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time.  In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 50 hours per week, to our business and approximately 10%, or 5 hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada.  He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us.  The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  In the event we terminate the agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay Mr. Havenstrite a severance package equal to three times the initial base salary if such termination occurs on or before August 31, 2011, and one and one-half times the largest annual base salary plus the largest annual performance compensation received by Mr. Havenstrite under the Agreement if such termination occurs after August 31, 2011, payable 75% within 30 days and the balance within 30 days of the first anniversary of the termination.

Equity Awards

As of December 31, 2013, there were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officers.

In July 2008 the Board of Directors adopted the Stock Option/Stock Issuance Plan, which was approved by the shareholders in August 2008 and amended in February 2010 and March 2014.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 4,256,733 shares of our common stock authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2013:

DIRECTOR COMPENSATION

Name & Principal Position	Year	Salary and Fees $	Total $
Eric Moe, former Director(1)	2013	10,000(2)	10,000
Daniel Small, Director	2013	-	-
David Levy, Director	2013	-	-

(1)

Mr. Moe resigned as a director on February 19, 2014.

(2)

Consulting fees due to Mr. Moe paid to Mr. Moe through June 2012 and accrued at $10,000 per month for the months July 2012-January 2013. Unpaid fees in the amount of $70,000 are accrued and reflected in accounts payable.  Mr. Moe has agreed to be paid amounts accrued to him in installments upon funding of the Kiewit project.

During 2013, we paid Mr. Moe $10,000 per month in accordance with the terms of his consulting agreement.  Beginning in July 2012, this amount was accrued rather than paid.  At December 31, 2013 we owed Mr. Moe $70,000 for consulting work.  This amount is reflected in our accounts payable.  As per the terms of his termination agreement, Mr. Moe is to receive monthly installments upon funding of the Kiewit project, until paid in full.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 31, 2014, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Robert E. Jorgensen 7115 North Division Street, Suite B #351 Spokane, WA 99208	683,250	7.19%
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	1,025,000(2)	10.79%
Daniel Small Carnegie Hall Tower 152 West 57th Street New York, NY 10022	27,718,333(3)	74.47%
David Levy Carnegie Hall Tower 152 West 57th Street New York, NY 10022	-	-
Executive Officers and Directors as a Group (4 Persons)	29,426,583	79.06%
Clifton Mining Company(4) 80 West Canyon Crest Road Alpine, UT 84004	560,824	5.90%
West C Street, LLC(5) Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	1,208,210	12.72%
Ibearhouse, LLC(6) Kelley Price 7806 NE 10th Street Medina, WA 98039	1,208,210	12.72%
DMRJ GROUP I, LLC(3) Carnegie Hall Tower 152 West 57th Street New York, NY 10022	27,718,333(3)	74.47%

(1)

This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At March 31, 2014, we had 9,501,683 shares outstanding.

(2)

Includes 25,000 shares held by Mr. Havenstrite’s wife, Marianne Havenstrite.

(3)

Consists of 958,033 shares of Series A Preferred Stock convertible into 958,033 shares of the Company’s common stock, 180,000 shares of Series A-2 Preferred stock convertible into 1,800,000 shares of the Company’s common stock, and 249,603 shares of Series B Preferred Stock convertible into 24,960,300 shares of the Company’s common stock. Mr. Small shares beneficial ownership of these shares with DMRJ Group.

(4)

Kenneth Friedman has sole voting and investment power over these shares.

(5)

Richard Meadows has sole voting and investment power over these shares.

(6)

Kelley Price has sole voting and investment power over these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the fiscal year ended December 31, 2013, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders(1)	-0-	--	1,880,333
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	-0-	-0-	1,880,333

(1)

Represents remaining shares issuable under our 2008 Stock Option/Stock Issuance Plan.

In July 2008 the Board of Directors adopted the Stock Option/Stock Issuance Plan, which was approved by the shareholders in August 2008 and amended in February 2010 and March 2014.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

In February 2010 and March 2014, we amended the plan to increase the number of shares available from 1,250,000 to 3,000,000 and from 3,000,000 to 4,256,733 shares of our common stock, respectively, which are authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of further stock splits, stock dividends, and other situations.  So long as we have any outstanding obligations to DMRJ Group, we are restricted to granting options or issuing shares under the plan in excess of 1,100,000 shares.  Under this incentive plan, we have issued 1,119,667 shares as of March 31, 2014.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On November 30, 2013, under the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2012 (the “Notes”), as corrected, between our company and West C. Street LLC and Ibearhouse, LLC (the “Note Holders”), the Notes were scheduled to mature and our company would have been required to pay each of the Note Holders the principal amount of $300,000.

Our company was unable to pay the required payments.

On December 3, 2013 and December 31, 2013, our company and the Note Holders entered into amendments to the Notes which extended the maturity date to November 30, 2014, authorized the issuance of 150,000 shares of our common stock to each of the Note Holders, and authorized the continued payment of quarterly share payments in lieu of interest to each of the Note Holders until the new maturity date.

On June 18, 2013, we entered into an agreement with Eric Moe, one of our directors, to terminate the consulting agreement dated September 1, 2010, as amended on May 3, 2011, between him and our company.  Under the terms of the termination agreement, we have agreed to pay Mr. Moe a severance fee of $70,000 at the rate of $5,000 per month beginning with the first month following the date on which we receive funding for our mining project after receipt of necessary mining permits.  Mr. Moe has agreed to voluntarily resign as a director and any office held by him upon our receipt of the funding.  The effective date of the termination of the consulting agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, we have agreed to indemnify Mr. Moe to the fullest extent provided by Nevada law for his service as a director or consultant.

On June 24, 2013, we entered into an agreement with Robert E. Jorgensen, one of our directors, to terminate the employment agreement dated September 1, 2010, as amended on May 3, 2011, between him and our company. Under the terms of the termination agreement, we have agreed to pay Mr. Jorgensen a severance fee of $120,000 at the rate of $6,000 per month beginning with the first month following the date on which we receive funding for our mining project after receipt of necessary mining permits.  We also agreed to issue to him 150,000 shares of common stock as a severance benefit.  The effective date of the termination of the consulting agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, we have agreed to indemnify Mr. Jorgensen to the fullest extent provided by Nevada law for his service as an officer, director or employee.

In June 2011, an agreement was made with West C Street, LLC and Ibearhouse, LLC to begin paying the monthly interest pursuant to promissory notes due in stock rather than cash.  Total shares issued in 2013 and 2012 for interest payable were 96,426 and 128,568. Shares issued in 2014 for interest payable at December 31, 2013 was 32,142.  In addition, 150,000 shares were issued to each of the convertible note holders on each of November 30, 2013 and 2012 as penalty shares in connection with the extensions of the due dates of the convertible debt for two, one year periods.

In December 2009 we entered into a consulting agreement with Stuart Havenstrite, the father of Rick Havenstrite, our President and a director.  Pursuant to the agreement Mr. Havenstrite has agreed to provide geological services for our mining project.  The term of the agreement was for one year and we have agreed to compensate him at his regular hourly fee, provided that the aggregate payable for any month shall not exceed $6,000.  Either party may terminate the agreement at any time for cause.  The agreement may be extended by the parties and thereafter cancelled without cause at any time.  Mr. Havenstrite earned $3,900 in 2013, which remained unpaid at December 31, 2013 and $23,295 in 2012 of which $11,271 remained unpaid at December 31, 2013.

Mr. Havenstrite’s wife has been employed on a part time basis to perform accounting and financial services for us.  In connection with this employment, Ms. Havenstrite earned $24,000 in 2013, all of which remained unpaid at December 31, 2013. In June of 2013, Mrs. Havenstrite became our principal financial officer.  For 2012, she and other family members earned $39,574 for accounting services.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group under which they agreed to provide loans of up to $6,500,000.  This agreement has been amended several times and our agreement with DMRJ is now governed by the Tenth Amendment to the Investment Agreement, dated February 19, 2014.  As part of these agreements, DMRJ has placed Daniel Small and David Levy, two of its principals, on our board of directors and, as a result of the issuance of Preferred Shares to DMRJ, DMRJ controls a majority of the outstanding votes of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements.  The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2013	$41,278
2012	$44,911

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees.  We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns.  In 2012, we were billed $5,165 for income tax preparation.  We have not yet prepared our federal and state tax returns for 2012 or 2013.  We do not expect any tax liability for these years.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2012 and 2013 we were billed $1,940 and $0, respectively, for other services.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1 & 10.1	Agreement and Plan of Merger dated December 30, 2009, with Blue Fin Capital, Inc.	S-1	333-169701	2.1/10.1	9/30/10
3.1	Amended and Restated Articles of Incorporation	S-1	333-169701	3.1	9/30/10
3.2	Certificate of Designation for Series A Preferred Stock	S-1	333-169701	3.2	9/30/10
3.3	Amendment to Certificate of Designation for Series A Preferred Stock	8-K	333-169701	4.2	2/25/14
3.3	Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	3.1	5/9/11
3.4	Amendment to Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	4.3	2/25/14
3.5	Certificate of Designations for Series B Preferred Stock	8-K	333-169701	4.1	2/25/14
3.6	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
4.1	Registration Rights Agreement dated May 3, 2011	8-K	333-169701	4.1	5/9/11
10.2	2008 Stock Option-Stock Issuance Plan, as amended*	8-K	333-169701	99.1	3/18/14
10.3	2008 Stock Option/Stock Issuance Plan, as amended grant forms*	S-1	333-169701	4.3/10.2	9/30/10
10.4	Amended and Restated Lease and Sublease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company	S-1	333-169701	10.3	9/30/10
10.5	Contract Assignment and Surety Transfer Agreement dated September 30, 2009, with Clifton Mining Company	S-1	333-169701	10.4	9/30/10
10.6	Amended and Restated Lease Agreement effective July 24, 2009, with Moeller Family Trust	S-1	333-169701	10.5	9/30/10

10.7	Security Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.8	9/30/10
10.8	Pledge Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.9	9/30/10
10.9	Amended Loan Agreement dated July 14, 2010, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.11	9/30/10
10.10	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with Ibearhouse, LLC, as corrected	8-K	333-169701	99.2	12/28/12
10.11	Ibearhouse Amendment to Amended and Restated Convertible Promissory Note, as corrected	8-K	333-169701	99.2	1/8/14
10.12	Share Conversion Agreement dated September 11, 2013	10-K	333-169701	10.15	4/16/13
10.13	Employment Agreement dated September 1, 2010, with Robert E. Jorgensen*	S-1	333-169701	10.14	9/30/10
10.14	Amendment dated May 3, 2011, to Employment Agreement dated September 1, 2010, with Robert E. Jorgensen*	10-K	333-169701	10.14	4/5/12
10.15	Termination of Employment Agreement dated June 24, 2013*					X
10.16	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.17	Consulting Agreement dated September 1, 2010, with Eric L. Moe*	S-1	333-169701	10.16	9/30/10
10.18	Amendment dated May 3, 2011, to Consulting Agreement dated September 1, 2010, with Eric L. Moe*	10-K	333-169701	10.17	4/5/12
10.19	Termination of Consulting Agreement dated June 18, 2013*					X
10.20	Consulting Agreement dated December 28, 2009 with Stuart Havenstrite	S-1	333-169701	10.17	9/30/10
10.21	Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.6	11.12/10
10.22	Rental Agreement effective October 1, 2010, with Robert E. Jorgensen	S-1A	333-169701	10.18	11.12/10
10.23	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11.12/10
10.24	Amendment dated November 8, 2010 to Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.20	11.12/10
10.25	Second Amendment to Investment Agreement dated February 25, 2011	8-K	333-169701	99.1	3/3/11
10.26	Forbearance Agreement dated March 6, 2011	8-K	333-169701	99.2	3/15/11
10.27	Third Amendment to Investment Agreement dated March 11, 2011	8-K	333-169701	99.1	3/15/11
10.28	Fourth Amendment to Investment Agreement dated May 3, 2011	8-K	333-169701	99.1	5/9/11
10.29	Forbearance Agreement dated June 29, 2012	10-K	333-169701	10.30	4/16/13
10.30	Fifth Amendment to Investment Agreement dated October 16, 2012	8-K	333-169701	99.1	10/18/12
10.31	Sixth Amendment to Investment Agreement dated January 29, 2013	8-K	333-169701	99.1	2/7/13
10.32	Seventh Amendment to Investment Agreement					X
10.33	Eighth Amendment to Investment Agreement	8-K	333-169701	99.1	7/30/13
10.34	Ninth Amendment dated October 24, 2013 to Investment Agreement	10-Q	333-169701	10.1	11/14/13
10.35	Tenth Amendment to Investment Agreement, including Note	8-K	333-169701	99.1	2/25/14

14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
21.1	List of Subsidiaries	S-1	333-169701	21.1	9/30/10
23.1	Consent of DeCoria, Maichel & Teague, PS					X
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: April 11, 2014	By: /s/ Rick Havenstrite
Rick Havenstrite, President and Principal Executive Officer

Date: April 11, 2014	By: /s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rick Havenstrite Rick Havenstrite	President & Director	April 11, 2014

/s/ David Levy David Levy	Director	April 11, 2014

/s/ Daniel Small Daniel Small	Director	April 11, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Desert Hawk Gold Corp

We have audited the accompanying consolidated balance sheet of Desert Hawk Gold Corp  (An Exploration Stage Company) (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Desert Hawk Gold Corp (An Exploration Stage Company) as of December 31, 2013 and 2012, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit through December 31, 2013. This factor raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague, PS

Spokane, Washington

April 2, 2014

DESERT HAWK GOLD CORP

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$8,523	$12,300
Prepaid expenses and other current assets	103,068	138,382
Total Current Assets	111,591	150,682

PROPERTY AND EQUIPMENT, net (Note 6)	227,981	285,338
MINERAL PROPERTIES AND INTERESTS (Notes 5 and 8)	835,556	835,556
RECLAMATION BONDS (Notes 5 and 8)	155,316	152,923

TOTAL ASSETS	$1,330,444	$1,424,499

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$197,970	$141,263
Accrued liabilities-officer wages (Note 8)	332,000	131,000
Derivative liability-conversion option (Note 10)	-	140,798
Interest payable	-	337,400
Convertible debt (Note 9)	600,000	600,000
Note payable (Notes 11 and 15)	-	5,876,698
Total Current Liabilities	1,129,970	7,227,159

LONG-TERM LIABILITIES
Stock redeemable with gold proceeds (Note 7)	130,000	130,000
Asset retirement obligation (Note 13)	69,920	63,584
Interest payable	1,781,027	-
Derivative liability-conversion option (Note 10)	170,813	-
Note payable (Notes 11 and 15)	6,264,492	-
	8,416,252	193,584

TOTAL LIABILITIES	9,546,222	7,420,743

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Common stock, $0.001 par value, 100,000,000 shares authorized; 9,501,683 and 8,923,115 shares issued and outstanding, respectively	9,373	8,795
Additional paid-in capital	6,950,076	6,410,654
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(14,159,774)	(11,400,240)
Total Stockholders' (Deficit)	(8,215,778)	(5,996,244)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,330,444	$1,424,499

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			May 1, 2009
			(Inception of
	Year Ended		Exploration Stage)
	December 31,	December 31,	to December 31,
	2013	2012	2013

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$-	$-	$969,905

EXPENSES
General project costs	212,830	183,944	1,882,519
Exploration expense	79,759	281,361	1,731,704
Consulting	10,000	123,000	595,404
Officers salaries and directors fees	339,000	241,923	1,421,858
Legal and professional	57,588	80,472	502,508
General and administrative	96,608	153,392	695,540
Depreciation	64,706	68,419	223,468
	860,491	1,132,511	7,053,001

OPERATING LOSS	(860,491)	(1,132,511)	(6,083,096)

OTHER INCOME (EXPENSE)
Interest income and other income	2,393	1,342	66,586
Income on joint venture agreement	-	200,000	200,000
Change in fair value of derivatives	(30,015)	115,109	(36,138)
Loss on extinguishment of debt (Note 11)	-	(920,000)	(3,069,404)
Financing expense	(300,000)	(484,548)	(1,632,311)
Interest expense	(1,571,421)	(1,057,754)	(3,605,411)
	(1,899,043)	(2,145,851)	(8,076,678)

LOSS BEFORE INCOME TAXES	(2,759,534)	(3,278,362)	(14,159,774)
INCOME TAXES	-	-	-

NET LOSS	$(2,759,534)	$(3,278,362)	$(14,159,774)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.31)	$(0.39)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,043,194	8,461,222

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

					Additional	Accumulated	Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Deficit prior to	Deficit during	Stockholders'
		Amount		Amount	Capital	Exploration Stage	Exploration Stage	(Deficit)
	Shares	($)	Shares	($)	($)	($)	($)	($)
Balance, December 31, 2008	-	-	1,867,348	1,867	931,525	(984,566)	-	(51,174)
Common stock issued for cash at $.70/sh	-	-	1,436,300	1,436	1,003,974	-	-	1,005,410

Common stock cancelled	-	-	(107,064)	(107)	(32,291)	-	-	(32,398)

Common stock issued for mineral lease at $.70/sh	-	-	750,000	750	524,250	-	-	525,000

Common stock issued for reclamation
contract at $0.70/sh	-	-	60,824	61	16,345	-	-	16,406

Common stock issued with convertible notes
as financing incentive at $0.70/sh	-	-	300,000	300	209,700	-	-	210,000

Common stock issued for wages at $.70/sh	-	-	50,000	50	34,950	-	-	35,000

Common stock issued to acquire subsidiary	-	-	2,713,636	2,714	(229)	-	-	2,485

Net income for the period ended December 31, 2009	-	-	-	-	-	(32,025)	(486,194)	(518,219)
Balance, December 31, 2009	-	-	7,071,044	7,071	2,688,224	(1,016,591)	(486,194)	1,192,510
Common stock issued for cash at $.70/sh	-	-	3,700	4	2,586	-	-	2,590

Common stock issued for services at $.70/sh	-	-	511,667	512	357,655	-	-	358,167

Preferred stock issued for cash at $.001/sh	958,033	958	-	-	669,644	-	-	670,602

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,859,610)	(2,859,610)
Balance, December 31, 2010	958,033	958	7,586,411	7,587	3,718,109	(1,016,591)	(3,345,804)	(635,741)

Common stock issued for cash at $1.15/sh	-	-	291,898	292	335,391	-	-	335,683

Common stock issued for services at $0.70/sh	-	-	383,000	383	267,717	-	-	268,100

Common stock issued for interest payable at $.70/sh	-	-	53,574	54	37,446	-	-	37,500

Preferred stock issued in connection with amendment to debt	100,000	100	-	-	699,900	-	-	700,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(4,776,074)	(4,776,074)
Balance, December 31, 2011	1,058,033	1,058	8,314,883	8,316	5,058,563	(1,016,591)	(8,121,878)	(4,070,532)
Common stock issued for cash at $1.15/sh	-	-	17,522	18	20,132	-	-	20,150

Common stock issued for cash at $1.00/sh with redemption feature classified as a liability	-	-	130,000	-	-	-	-	-
Common stock issued for 2011 interest payable at $.70/sh	-	-	32,142	32	22,468	-	-	22,500

Common stock issued for interest payable at $.70/sh	-	-	128,568	129	89,871	-	-	90,000

Common stock issued in connection with amendment to convertible debt	-	-	300,000	300	299,700	-	-	300,000

Preferred stock issued in connection with amendment to debt	80,000	80	-	-	919,920	-	-	920,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(3,278,362)	(3,278,362)
Balance, December 31, 2012	1,138,033	1,138	8,923,115	8,795	6,410,654	(1,016,591)	(11,400,240)	(5,996,244)
Common stock issued for interest payable at $.70/sh	-	-	128,568	128	89,872	-	-	90,000

Common stock issued in connection with amendment to convertible debt	-	-	300,000	300	299,700	-	-	300,000

Common stock issued for officer wages	-	-	150,000	150	149,850	-	-	150,000

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(2,759,534)	(2,759,534)
Balance, December 31, 2013	1,138,033	1,138	9,501,683	9,373	6,950,076	(1,016,591)	(14,159,774)	(8,215,778)

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			May 1, 2009
			(Inception of
	Year Ended		Exploration Stage)
	December 31,	December 31,	to December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,759,534)	$(3,278,362)	$(14,159,774)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	64,706	68,419	223,468
Common stock issued for services	-	-	530,009
Common stock issued for interest expense	90,000	90,000	217,500
Common stock issued for convertible debt extension	300,000	300,000	600,000
Common stock issued for accrued liabilites-officer wages	150,000	-	150,000
Accretion of debt related discounts	-	296,127	1,460,976
Accretion of asset retirement obligation	6,336	5,763	12,099
Change in fair value of derivatives	30,015	(115,109)	36,138
Loss on extinguishment of debt	-	920,000	3,069,404
(Gain) Loss on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	66,883	-
(Increase) decrease in prepaid expenses and other current assets	35,314	(46,187)	(103,068)
Increase (decrease) in accounts payable and accrued expenses	56,707	111,606	194,795
Increase (decrease) in accrued liabilities - officer wages	201,000	131,000	291,309
Increase (decrease) in interest payable	1,443,627	825,862	2,689,048
Net cash used by operating activities	(381,829)	(623,998)	(4,790,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of property and equipment	(7,349)	24,000	(435,453)
Payments on mineral leases	-	-	(250,249)
Increase in reclamation bonds	(2,393)	(2,942)	(112,515)
Notes receivable	-	-	27,500
Proceeds from marketable securities	-	-	48,920
Net cash provided (used) by investing activities	(9,742)	21,058	(721,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from note payable	387,794	50,000	3,937,794
Payment of note payable - equipment	-	-	(15,995)
Proceeds from issuance of common stock	-	20,150	1,363,833
Proceeds from issuance of common stock with redemption features	-	130,000	130,000
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	-	(521,281)
Net cash provided by financing activities	387,794	200,150	5,495,309

NET INCREASE (DECREASE) IN CASH	(3,777)	(402,790)	(17,124)
CASH, BEGINNING OF PERIOD	12,300	415,090	25,647

CASH, END OF PERIOD	$8,523	$12,300	$8,523

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$164	$13,664

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued in connection with convertible notes	300,000	300,000	810,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment	-	920,000	1,620,000
Common stock issued for interest payable	-	22,500	22,500
Interest payable converted to note payable	-	885,521	885,521

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

The Company was originally incorporated to pursue the mining business through the acquisition of prospective mining claims in the Wallace and Kellogg mining districts of Northern Idaho.  The Company never successfully generated any revenue or joint ventures from any of the activities it pursued and abandoned the mining business as a viable business model when the commodity prices cycled downward.  The Company remained dormant until it recommenced its mining activities and entered the exploration stage on May 1, 2009.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in ASC 915-10-05 and interpreted by the Securities and Exchange Commission (“SEC”) for mining companies in Industry Guide 7.

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

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

The Company accounts for stock based compensation to employees as required by ASC Topic 718 Compensation-Stock Compensation of the FASB Accounting Standards Codification (“ASE”), and stock based compensation to nonemployees as required by ASC Topic 505-50 Equity-Based Payments to Non-Employees.  Stock awards have been valued at fair value using recent share issuance prices for cash.  Options and warrants are valued using the Black-Scholes pricing model.  See Note 4.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, asset retirement obligation, derivative liabilities, deferred tax assets and related valuation allowances.  Actual results could differ from those estimates.

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

Mineral Exploration and Development Costs

The Company accounts for mineral exploration and development costs in accordance with ASC Topic 930 Extractive Activities - Mining.  Until proven and probable reserves (as defined by SEC Guide 7) are established, all exploration expenditures are expensed as incurred.   Previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on units of production basis over proven and probable reserves.

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

The Company recognized no increase in the liability for unrecognized tax benefits.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2013 or 2012.  See Note 12.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At December 31, 2013 and December 31, 2012, common stock equivalents outstanding are 857,143 shares into which the convertible debt (Note 9) can be converted and 2,758,033 shares of common stock into which the preferred stock (Note 3), can be converted.  However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50 include cash, reclamation bonds, notes payable and convertible debt.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013, and December 31, 2012.  ASC 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2013, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

2013 Activity

On July 5, 2013, a Seventh Amendment to the DMRJ Group funding was agreed upon.  This Amendment became effective on June 27, 2013 and, as a result of the terms of the amendment, 150,000 shares of common stock valued at $1.00 per share were issued to Robert Jorgensen, a former director and officer, on July 11, 2013.  The stock was payable to Mr. Jorgensen at June 30, 2013.

The Company issued a total of 128,488 shares of stock to the note holders of the convertible debt for interest expense during the year ended December 31, 2013.  The shares were valued at $.70 per share.

300,000 shares of common stock were issued to the two holders of the convertible debt, with 150,000 shares issued to each of the two debt holders as part of the extension of the due date of the notes.  The due date of the convertible debt was then extended to November 30, 2014.

2012 Activity

In January 2012, an equity financing was completed with the sale of 17,522 shares of common stock in January providing $20,150 in proceeds.

In September 2012, an equity financing was initiated which resulted in sales of 130,000 shares of common stock during the 4th quarter of 2012, providing proceeds of $130,000.  Under the terms of this offering, stock could be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  See Note 7 for further information on the accounting of this issuance.

On December 3, 2012, 321,428 shares of common stock were issued to the two holders of the convertible debt, with 150,000 shares were issued to each of the two debt holders as penalty shares as part of the extension of the due date of the notes.  The due date of the convertible debt was then extended to November 30, 2013.  The remaining 21,348 shares of common stock were issued to the convertible debt note holders as interest for the months of October and November 2012.  The shares were valued at $.70 per share for interest expense.  See Note 9 for further information regarding this issuance.  On January 15, 2012, March 31, 2012, June 29, 2012 and September 25, 2012, the Company issued 32,142 shares of stock to the note holders of the convertible debt for interest expense for the quarters then ending.  In addition, 10,714 shares of common stock were issued to these note holders on December 31, 2012 for interest expense for December 2012.  The shares were valued at $.70 per share.

Preferred Stock

In July 2010, the Company filed a Certificate of Designations with the State of Nevada to create 958,033 shares of Series A Preferred Stock.  The Series A Preferred Shares have voting rights with the common stock equal to the conversion value of the preferred shares into common shares.

In July 2010, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group in connection with financing.  See Note 11.  These preferred shares are convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to certain adjustments.

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

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income were due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  The Company also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of December 31, 2013, no dividends have been paid by the Company because there has been no net income.

On June 29, 2012, an additional 80,000 shares of Series A-2 Preferred stock were issued in connection with the Forbearance Agreement of the DMRJ Group funding arrangement. These shares are convertible by the holder into 800,000 shares of the Company’s common stock.  See Note 11 for further information on the accounting of this issuance.  At December 31, 2013, a total of 180,000 shares of Series A-2 preferred stock were outstanding.

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

NOTE 4 - STOCK PLAN

The Company’s Board of Directors approved the adoption of the 2008 Stock Option/Stock Issuance Plan (the “Plan”) on July 12, 2008, pursuant to which the Company may grant incentive and non-qualified stock options or shares of common stock to employees and consultants, including directors and officers, from time to time.  The Plan authorizes the issuance of 3,000,000 shares of the Company’s common stock for grants of shares or the exercise of stock options granted under the Plan.  The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until July 12, 2018, whichever is earlier.  The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of the Company’s assets.

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

During the year ended December 31, 2013, 150,000 shares were issued under this plan per the terms of the Seventh Amendment of the Investment Agreement with DMRJ Group (See note 3).  These shares were issued on July 11, 2013 to Robert Jorgensen, a former officer and director of the Company.  During the year ended December 31, 2012 no shares were issued under this plan.  No options to purchase common shares have been issued under this Plan through December 31, 2013.

NOTE 5 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of December 31, 2013 and 2012 are as follows:

Yellow Hammer site
Initial lease fee	$175,000
Asset retirement costs	30,908
Total	205,908

Kiewit, Cactus Mill and all other sites
Initial lease fee	602,735
Asset retirement costs	26,913
Total	629,648
Total Mineral Properties and Leases	$835,556

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 246 unpatented claims, including the unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands.  All but four of these mining claims and leases were obtained under the terms of the Amended and Restated Lease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company as lessors.  Rights to the four Yellow Hammer patented claims were obtained under the terms of the Amended and Restated Lease Agreement dated July 24, 2009, with the Jeneane C. Moeller Family Trust.  The properties are located approximately 190 miles west-southwest of Salt Lake City, Utah, and 56 miles south southeast of Wendover, Utah.  Annual lease fees are required on the 246 claims that make up the Company’s Gold Hill property.  Of these, four claims are within the Yellow Hammer site.  Annual claims fees are currently $140 per claim plus administrative fees.

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

Exploration Expenditures

Exploration expenditures incurred by the Company during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Assaying	$2,156	$13,791
Geological consulting fees/Permitting	73,403	265,793
Maps and miscellaneous	4,200	1,777
Total Exploration	$79,759	$281,361

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2013 and 2012:

	2013	2012
Equipment	$418,298	$410,949
Furniture and fixtures	4,268	4,268
Vehicles	23,516	23,516
	446,082	438,733
Less accumulated depreciation	(218,101)	(153,395)
Total Property and Equipment Expenditures	$227,981	$285,338

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $64,706 and $68,419, respectively.

NOTE 7 – STOCK REDEEMABLE WITH GOLD PROCEEDS

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of the Company’s common stock.  Under the terms of this offering, the shares can be redeemed for cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, management has concluded that the shares should be recorded as a liability and not as equity.

NOTE 8– COMMITMENTS

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the leasing of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company did not place the Yellow Hammer property into commercial production within a three-year period it would be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  There were no sales or royalty expense in 2013 or 2012.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the leasing of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposit into commercial production within a three-year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  The Company did not begin commercial production thus, pursuant to this agreement, the Company made $50,000 payments in 2013 and 2012 on the Kiewit and the Clifton Shears properties.  A partial payment of $10,000 was made on the Cane Springs property in 2012.  The property payment was not made in 2013 and negotiations are ongoing regarding this property.

In September 2009, the Company acquired all of the rights and interests of Clifton Mining in a $42,802 reclamation contract and cash surety deposit with the State of Utah Division of Oil Gas and Mining for the property.  As consideration for Clifton Mining selling its interest in the reclamation contract and surety deposit, the Company issued 60,824 shares to Clifton Mining.  For a period of two years the Company had the right to repurchase the shares for $48,000, or during the 180-day period after this two-year period, Clifton Mining had the option to put the shares to the Company for $48,000.  The put option expired on March 30, 2012.  In connection with the issuance of this put option, management concluded that the 60,824 shares should be recorded as a derivative liability, and not as equity.  See Note 10.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  As of December 31, 2013 and 2012, accrued compensation of $332,000 and $131,000, and consulting payable of $70,000 and $60,000 were due to directors and officers.  Termination agreements have been reached with the CEO and one director, providing for payment of accrued compensation and consulting payable over several months commencing with funding of the Kiewit project.

NOTE 9 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (see Note 11).  The notes are convertible into potentially 857,143 shares of common stock and principal and interest were initially due November 30, 2012.

On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders were issued 64,284 shares of stock each in 2012 to settle accrued interest for 2012.

The Company failed to repay the loan in full on the November 30, 2012 maturity date, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in 2012.  This stock was valued at $1.00, the price of recent stock sales, and was accounted for as financing expense.  As part of this agreement, the due date of the note was extended to November 30, 2013, with interest continuing to be paid with shares of common stock each quarter.

The Company failed to repay the loan in full on the November 30, 2013 maturity date, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders.  This stock was valued at $1.00, the price of recent stock sales, and was accounted for as financing expense.  As part of this agreement, the due date of the note was extended to November 30, 2014, with interest continuing to be paid with shares of common stock each quarter.

NOTE 10 – DERIVATIVE LIABILITIES

The fair value of outstanding derivative instruments  on the accompanying Consolidated Balance Sheets represents the conversion option on the convertible debt and was carried at $170,813 and $140,798 at December 31, 2013 and 2012, respectively, a change in fair value of $30,015.

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at December 31, 2013 and December 31, 2012:

	Number of Shares	Volatility	Risk- Free Rate	Expected Life (in years)	Stock price
December 31, 2013
Conversion option	465,549	53.50%	0.1300%	1.00	$1.00

December 31, 2012
Conversion option	437,227	80.91%	0.0356%	0.18	$1.00

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

Each principal advance amount bears interest of 15% per annum from the date of borrowing.  The Company was required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance was less than one year prior to the maturity date of the promissory note.  This prepayment of interest was nonrefundable if the Company prepaid the advance or went into default.  In addition, at the time the Company repays the advance, it is required to pay an additional amount equal to 20% of the principal and interest amount being repaid.

In July 2010, in connection with this agreement, the Company issued 958,033 shares of its Series A Preferred Stock to DMRJ Group at $.001 par value for $958 cash.  The Company recorded a discount to the loan proceeds in the amount of $669,644, which was valued based on the stock price of $.70 less the cash received for the preferred stock.

Advances made by DMRJ Group are collateralized by all of the Company’s assets.

2011 and 2012 Activity

Throughout 2011 and 2012 the Company was unable to meet its deadlines with DMRJ and the Second through the Fifth Amendments to the Investment Agreement were entered into.  Each Amendment carried provisions to extend the date of the note and provided for additional funds to be drawn.  As part of these amendments, the Company considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the Fourth Amendment..  The Company has concluded that the Fourth Amendment constituted a substantial modification. The Fourth Amendment also contained provisions for DMRJ Group to elect to convert the outstanding payable balances to shares of Series A-1 Preferred stock (for the Yellow Hammer Advances) and Series A-2 Preferred Stock (for the Term Loan Advances).  See description of the Preferred Stock in Note 3.

The Series A-1 and Series A-2 Preferred Stock are convertible into shares of the Company’s common stock.  The conversion rate of the preferred stock to shares of the Company’s common stock is adjustable based upon factors not found in a standard fixed-for-fixed pricing model. As such, the Company considered the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $108,279 for the embedded conversion option liability associated.

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

The Company failed to make the loan payment of $4,495,000 due on September 20, 2012, which resulted in the Fifth Amendment that provided for additional term loan advances and moved the maturity date of the loan to December 15, 2012. In addition, as of October 2012, the interest rate on the loan increased to 24%.

2013 Activity

During 2013, the Company entered into Amendments Six through Nine of the Investment Agreement.  Each amendment carried provisions to extend the due date of the note and allowed for additional funds to be drawn on the drawn as necessary for ongoing administrative costs while awaiting permitting of the Project.   The Ninth Amendment to the Investment Agreement extended the due date of the entire loan balance to January 31, 2014.  See Note 15 for subsequent extensions and modifications to this note.

A summary of DMRJ Group-related amounts is as follows:

Yellow Hammer, total per 4th Amendment	$3,529,412
Term loan advances	1,000,000
20% accrued repayment obligation	235,294
15% accrued prepaid interest obligation	176,471
Balance at December 31, 2011	4,941,177
Accrued interest converted to principal with 5th amendment	885,521
October 2012 term loan advance	50,000
Balance at December 31, 2012	5,876,698
2013 draws	350,000
Miscellaneous adjustment	37,794
Balance at December 31, 2013	$6,264,492

Accrued interest on note payable at December 31, 2013	$1,781,027

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

NOTE 12 – PROVISION FOR INCOME TAXES

The Company did not recognize a tax provision (benefit) for the years ended December 31, 2013 and 2012 because the Company has net operating loss carry forwards.  A reconciliation of the tax benefit that would have been recognized using the Company’s statutory income tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013		2012
Federal income tax benefit based on statutory rate	(938,200)	(34)%	$(1,114,700)	(34.0)%
Effect of non-deductible items	200	-	(300)	-
Increase in valuation allowance	938,000	34%	1,115,000	34%
Total taxes on income (loss)	$-	-%	$-	-%

Significant components of the deferred tax assets for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax asset:
Net operating loss carry forward	$3,734,000	$2,860,000
Exploration costs	447,000	397,000
Non-deductible finance-related costs	885,000	875,000
Other	4,000
	5,070,000	4,132,000
Deferred tax asset valuation allowance	(5,070,000)	(4,132,000)
Net deferred tax asset	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $11 million which expire through 2033. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.  Deferred tax assets assume an effective tax rate of 34%, and are offset by a valuation allowance, which increased by approximately $938,000 and $1,115,000 during the years ended December 31, 2013 and 2012, respectively.

The Company has no tax position at December 31, 2013 or 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2013 or 2012.  The Company’s federal income tax returns from 2009 through 2011 remain open and subject to examination.  Returns for 2012 and 2013 have not yet been filed.

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

Changes in the reclamation liability for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Reclamation and remediation liability, beginning of year	$63,584	$57,502
Obligation incurred	0	0
Increase in present value of liability due to additional payments	0	319
Accretion expense	6,336	5,763
Reclamation and remediation liability, end of year	$69,920	$63,584

NOTE 14 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company recognized rent expense of $6,000 for office rent to Robert Jorgensen, the Company’s former CEO.  Of this amount, $4,000 was paid to Mr. Jorgensen and $2,000 remains accrued to be paid as part of his termination agreement.

Also, during the years ended December 31, 2013 and 2012, the Company recognized rent expense for rental of office space and a vehicle of $10,200 each year to be paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s president and a director.  Of the amounts recognized as expense, Mr. Havenstrite was paid $0 and $7,650 in 2013 and 2012, respectively, with the balance remaining in accrued liabilities at December 31, 2013.

During the year ended December 31, 2013, the Company recognized wage expense in the amount of $24,000 for office and accounting services performed by Marianne Havenstrite, wife of Rick Havenstrite, who became an officer of the Company during 2013. All of this amount remains unpaid at December 31, 2013 and is reflected in accrued liabilities.   During the year ended December 31, 2012, the Company paid $39,573 for office and accounting services performed by family members of Mr. Havenstrite.

During the years ended December 31, 2013 and 2012, the Company recognized exploration expense of $3,900 and $23,296, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite.  Of these amounts, $3,900 and $11,271 remain unpaid for the years ended December 31, 2013 and 2012, respectively.  The unpaid amounts are reflected in accounts payable at December 31, 2013.

NOTE 15 – SUBSEQUENT EVENTS

The September 30, 2013 payment was not made and a Ninth Amendment to the Investment Agreement was entered into on October 24, 2013.  As a provision of this amendment the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  The Ninth Amendment provided for the Company to receive additional funds in four advances of $25,000 each. The advances, designated the “October 2013 Term Loan Advances” were to be used for ordinary course general corporate purposes. The advances could be drawn for four successive calendar months commencing in October 2013 in the aggregate principal amount of $25,000 each for an aggregate of up to $100,000.  The interest rate on these advances remains at 2% per month. Two of these advances were drawn in 2013, with a third draw taken in January 2014.  The January 31, 2014 loan payment was not made.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of Monthly Term Loan Advances totaling a maximum of $5,700,000 over four months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015.  On the last business day of each month, commencing October 31, 2014, we shall pay to the Investor an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  Onsite development of the project has since begun. If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (Tribes) sent a letter to the Bureau of Land Management (“BLM”) outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  On February 6, 2014 the Tribes filed an appeal of the permit with the BLM.   The BLM will defend its case against the appeal.

 On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.  The note holders were issued 16,071 shares of stock each on March 31, 2014 to settle accrued interest for the quarter ending March 31, 2014.