Form 10-Q
period 2014-03-31
Desert Hawk Gold Corp.
filed 2014-05-20
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(775) 337-8057
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

Indicate the number of shares outstanding of the issuer’s common stock, as of May 20, 2014: 9,533,825.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 6.  Exhibits

17

SIGNATURES

17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$1,214,090	$8,523
Prepaid expenses and other current assets	167,660	103,068
Total Current Assets	1,381,750	111,591

PROPERTY AND EQUIPMENT, net (Note 4)	438,417	227,981
MINERAL PROPERTIES AND INTERESTS (Note 5)	890,778	835,556
RECLAMATION BONDS	1,503,316	155,316

TOTAL ASSETS	$4,214,261	$1,330,444

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$203,109	$197,970
Accrued liabilities-officer wages (Note 9)	341,500	332,000
Interest payable (Note 8)	500,000	-
Convertible debt (Note 6)	600,000	600,000
Total Current Liabilities	1,644,609	1,129,970

LONG-TERM LIABILITIES
Stock redeemable with gold proceeds (Note 9)	130,000	130,000
Derivative liability-conversion option (Notes 7 and 8)	-	170,813
Asset retirement obligation	136,486	69,920
Interest payable (Note 8)	1,629,315	1,781,027
Note payable (Note 8)	9,289,492	6,264,492
	11,185,293	8,416,252

TOTAL LIABILITIES	12,829,902	9,546,222

COMMITMENTS (Note 9)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 249,603 shares issued and outstanding	250	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 9,533,825 and 9,501,683 shares issued and outstanding, respectively	9,406	9,373
Additional paid-in capital	8,384,449	6,950,076
Accumulated deficit prior to exploration stage	(1,016,591)	(1,016,591)
Accumulated deficit during exploration stage	(15,994,293)	(14,159,774)
Total Stockholders' (Deficit)	(8,615,641)	(8,215,778)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,214,261	$1,330,444

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
			Period from
			May 1, 2009
			(Inception of
	Three Months Ended		Exploration Stage)
	March 31,	March 31,	to March 31,
	2014	2013	2014

INCOME EARNED DURING EXPLORATION STAGE
Concentrate sales	$-	$-	$969,905

EXPENSES
General project costs	63,395	59,059	1,945,914
Exploration expense	16,530	27,552	1,748,234
Consulting	12,827	3,900	608,231
Officers and directors fees	34,385	70,000	1,456,243
Legal and professional	42,184	26,679	544,692
General and administrative	55,891	34,015	751,431
Depreciation	399	16,402	223,867
	225,611	237,607	7,278,612

OPERATING LOSS	(225,611)	(237,607)	(6,308,707)

OTHER INCOME (EXPENSE)
Interest and other income	-	-	66,586
Income on joint venture agreement	-	-	200,000
Change in fair value of derivatives	6,673	(152,747)	(29,465)
Loss on extinguishment of debt	-	-	(3,069,404)
Financing expense	(1,248,015)	-	(2,880,326)
Interest expense	(367,566)	(377,430)	(3,972,977)
	(1,608,908)	(530,177)	(9,685,586)

LOSS BEFORE INCOME TAXES	(1,834,519)	(767,784)	(15,994,293)
INCOME TAXES	-	-	-

NET LOSS	$(1,834,519)	$(767,784)	$(15,994,293)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.19)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	9,502,040	8,924,186

DESERT HAWK GOLD CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Period from
			May 1, 2009
			(Inception of
			Exploration
	Three Months Ended		Stage)
	March 31,	March 31,	to March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,834,519)	$(767,784)	$(15,994,293)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	399	16,402	223,867
Common stock issued for services	-	-	530,009
Common stock issued for interest expense	22,500	22,500	240,000
Common stock issued for convertible debt extension	-	-	600,000
Common stock issued for accrued liabilities -officer wages	-	-	150,000
Preferred stock issued for financing expense	1,248,015	-	1,248,015
Accretion of debt-related discounts	-	-	1,460,976
Accretion of asset retirement obligation	11,344	1,585	23,443
Change in fair value of derivatives	(6,673)	152,747	29,465
Loss on extinguishment of debt	-	-	3,069,404
(Gain) on sale of marketable securities	-	-	(2,540)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(64,592)	46,713	(167,660)
Increase (decrease) in accounts payable and accrued expenses	5,140	75,683	199,935
Increase (decrease) in accrued liabilities - officer wages	9,500	60,000	300,809
Increase (decrease) in interest payable	348,288	354,930	3,037,336
Net cash (used) by operating activities	(260,598)	(37,224)	(5,051,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(210,835)	(4,034)	(646,288)
Payments on mineral leases	-	-	(250,249)
Acquisition of reclamation bonds	(1,348,000)	-	(1,460,515)
Acquisition of notes receivable	-	-	27,500
Proceeds from marketable securities	-	-	48,920
Net cash provided (used) by investing activities	(1,558,835)	(4,034)	(2,280,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	600,000
Proceeds from note payable	3,025,000	50,000	6,962,794
Payment of note payable - equipment	-	-	(15,995)
Proceeds from issuance of common stock	-	-	1,363,833
Proceeds from issuance of common stock with redemption features	-	-	130,000
Proceeds from issuance of preferred stock	-	-	958
Financing fees paid	-	-	(521,281)
Net cash provided by financing activities	3,025,000	50,000	8,520,309

NET INCREASE (DECREASE) IN CASH	1,205,567	8,742	1,188,443
CASH, BEGINNING OF PERIOD	8,523	12,300	25,647

CASH, END OF PERIOD	$1,214,090	$21,042	$1,214,090

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral lease	$-	$-	$525,000
Common stock issued as incentive with convertible notes	-	-	810,000
Common stock issued for reclamation bond	-	-	42,802
Equipment acquired with note payable	-	-	15,995
Preferred stock issued in connection with debt amendment	1,248,015	-	2,868,015
Common stock issued for interest payable	-	-	22,500
Interest payable converted to note payable	-	-	885,521
Fair value of cancelled conversion option	164,140	-	164,140

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

The Company never successfully generated any revenue and eventually abandoned the mining business, remaining dormant until it recommenced its mining activities and entered the exploration stage on May 1, 2009.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in ASC 915-10-05 and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

Blue Fin Capital, Inc. (“Blue Fin”), a Utah corporation owning mining claims in Arizona, is a wholly-owned subsidiary of the Company and all inter-company accounts have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2014, and the results of its operations and its cash flows for the three months ended March 31, 2014 and 2013. The operating and financial results for the Company for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 14, 2014.

Mineral Exploration and Development Costs

The Company accounts for mineral exploration and development costs in accordance with ASC Topic 930 Extractive Activities - Mining.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and will be amortized on units of production basis over proven and probable reserves.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  Expenditures for new property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At March 31, 2014 and March 31, 2013, common stock equivalents outstanding are as follows:

	March 31,
	2014	2013
Convertible debt	857,143	857,143
Convertible preferred stock	27,718,333	2,758,033

Total	28,575,476	3,615,176

Diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s net losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through March 31, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The final permit needed for the Kiewit property was received in January 2014 and construction of the heap leach pad and process facility began in February 2014.  The Company will need significant funding to continue operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships.

If the going concern assumption was not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

2014 Activity

The Company issued a total of 32,142 shares of stock to the note holders of the convertible debt for interest expense during the three months ended March 31, 2014.  The shares were valued at $.70 per share.  See Note 6.

2013 Activity

On July 5, 2013, a Seventh Amendment to the Investment Agreement with DMRJ Group LLC (“DMRJ Group”) was agreed upon.  The Seventh Amendment became effective on June 27, 2013 and, as a result of the terms of the amendment, 150,000 shares of common stock valued at $1.00 per share were issued to Robert Jorgensen, a former director and officer, on July 11, 2013.

The Company issued a total of 128,488 shares of stock to the note holders of the convertible debt for interest expense during the year ended December 31, 2013.  The shares were valued at $.70 per share.

300,000 shares of common stock, valued at $1.00 per share, were issued to the two holders of convertible debt, with 150,000 shares issued to each of the two debt holders as part of the extension of the due date of the notes.  The due dates of the convertible debt were then extended to November 30, 2014.

Preferred Stock

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock, ten times the Series A-1 issue price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock, ten times the Series A-2 issue price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 Preferred Stock is $0.70 per share and the initial conversion price of the Series A-2 Preferred Stock is $1.00.  If the Company issues or sells shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower of the sale or conversion price.  The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.  See Note 8 for further information.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of Monthly Term Loan Advances totaling a maximum of $5,700,000 over five months.  As a part of this amendment, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock. Financing expense in the amount of $1,248,015 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $.05.  The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock.  As a result of this issuance, DMRJ now beneficially owns 67% of the Company.

In connection with this amendment, the Company amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude from the definition of convertible securities the shares of all preferred stock previously issued to DMRJ Group and any future issuances of any shares of Series A, Series, B, and Series A-1 and A-2 to DMRJ Group or any of its affiliates.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Equipment	$418,830	$418,298
Furniture and fixtures, temporary housing	13,068	4,268
Vehicles	39,830	23,516
	471,728	446,082
Less accumulated depreciation	(234,532)	(218,101)
	237,196	227,981
Heap leach pad and process facility	201,221	-
Less accumulated amortization	-	-
Total Property and Equipment	$438,417	$227,981

Construction of the heap leach pad and process facility began with the establishment of the reclamation bond on February 20, 2014 and expenditures incurred by the Company and capitalized totaled $201,221 during the three months ended March 31, 2014.  Depreciation and amortization as of March 31, 2014 and December 31, 2013 was $16,431 and $16,402, respectively.  Of the March 31, 2014 depreciation, $399 was expensed in general and administrative expenses and $16,032 was capitalized. Capitalized interest for the quarter ended March 31, 2014 was $3,222.  Production is estimated to begin in the fourth quarter 2014.

NOTE 5 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Initial lease fee
Yellow Hammer site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
Total	775,000	775,000
Asset retirement obligation
Yellowhammer Site	-	30,908
Kiewit Site	86,130	-
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	113,043	57,821

	888,043	832,821

Blue Fin claims
Initial purchase price	2,735	2,735
Total	2,735	2,735

Total Mineral Properties and Leases	$890,778	$835,556

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands. Annual claims fees are currently $140 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility.  The reclamation bond was posted in February 2014.  On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellowhammer Small Mine and the Yellowhammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites will be removed and funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at March 31, 2014 and December 31, 2013 are $1,503,316 and $155,316, respectively.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (the “Tribes”) sent a letter to the Bureau of Land Management (“BLM”) outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  On February 6, 2014, the Tribes filed an appeal of the permit with the BLM.   On April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal.

NOTE 6 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000.  The notes bear interest at 15% per annum.  Interest is payable in equal monthly installments of $7,500.  The notes are convertible into potentially 857,143 shares of common stock.   The note holders were issued 64,284 shares of stock each in 2013 to settle accrued interest for 2013 and have been issued 16,071 shares of common stock each to settle accrued interest for the first quarter of 2014.

NOTE 7 – DERIVATIVE LIABILITIES

On February 19, 2014, in connection with the tenth amendment to the DMRJ Group agreement (Note 8), the ability to convert the DMRJ Group debt into shares of common stock was cancelled.  The fair value of the conversion option on the date of cancellation was calculated to be $164,146 and was recorded as additional paid in capital. The Company recognized a change in fair value of $6,673 and ($152,747) for the periods ended March 31, 2014 and March 31, 2013, respectively.

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at February 19, 2014 and December 31, 2013.  Because no recent stock sales were available, the fair value of the stock at March 31, 2014 was estimated based on several factors, including a per common share value based on estimated production, current mine life, gold price and estimated production costs.

	Number of Shares	Volatility	Risk- Free Rate	Expected Life (in years)	Stock Price/FV

February 19, 2014
Conversion option	467,157	47.30%	0.13%	1.00	$1.00

December 31, 2013
Conversion option	465,549	80.91%	0.13%	1.00	$1.00

NOTE 8 – DMRJ GROUP FUNDING

2013 Activity

On January 29, 2013, the Company entered into a Sixth Amendment to the Investment Agreement with DMRJ Group.  The Sixth Amendment provides for the Company to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance was received in February 2013 and replaced the second October Term Loan Advance, as authorized in the Fifth Amendment to the Investment Agreement, which had never been drawn.  In addition, the maturity date of the entire loan balance due to DMRJ Group was moved from December 15, 2012 to March 5, 2013.  The March 5, 2013 payment was not made.

On April 30, 2013, the Company agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This amendment became effective on June 26, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from March 5, 2013 to June 30, 2013.  The Seventh Amendment provides for the Company to receive additional funds in two advances of $50,000.  The first advance (the “April Term Loan Advance”) was received on May 2, 2013 and the second advance (the “May Term Loan Advance”) was received on June 26, 2013.  The June 30, 2013 loan payment was not made.

On July 24, 2013, the Company agreed to the terms of an Eighth Amendment to the Investment Agreement with DMRJ Group.  This amendment became effective on July 24, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provided for the Company to receive additional funds in two advances.  The first advance (the “July Term Loan Advance”) in the amount of $100,000, was received on July 24, 2013 and the second advance (the “Additional July Term Loan Advance”) was received on August 23, 2013 in the amount of $50,000.  The September 30, 2013 loan payment was not made.

On October 24, 2013, the Company agreed to the terms of a Ninth Amendment to the Investment Agreement with DMRJ Group.  As a provision of this amendment the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  The Ninth Amendment provided for the Company to receive additional funds in four advances of $25,000 each. The advances (the “October 2013 Term Loan Advances”) were to be used for ordinary course general corporate purposes. The advances could be drawn for four successive calendar months commencing in October 2013 in the aggregate principal amount of $25,000 each for an aggregate of up to $100,000.  The interest rate on these advances remains at 2% per month. Two of these advances were drawn in 2013.

2014 Activity

Pursuant to the Ninth Amendment to the Investment Agreement, a third October Term Loan Advance was taken in the amount of $25,000 in January 2014.  The January 31, 2014 loan payment was not made.

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of advances (the “Monthly Term Loan Advances”) totaling a maximum of $5,700,000 over four months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015.  On the last business day of each month, commencing October 31, 2014, we will pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  Onsite construction of the project has since begun. If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.  A total of $3,000,000 was drawn during the three months ended March 31, 2014 in connection with the Tenth Amendment Monthly Term Loan Advances.  In addition, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock (Note 3).

NOTE 9 - REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

Changes in the reclamation liability for the periods ended March 31, 2014 and 2013 are as follows:

	2014	2013
Reclamation and remediation liability, beginning of period	$69,920	$63,584
Additional obligation incurred	55,222	0
Increase in present value of liability due to additional payments
Accretion expense	11,344	6,336
Reclamation and remediation liability, end of period	$136,486	$69,920

In the three months ended March 31, 2014, the Company recorded additional obligation relating to the construction of the heap leach pad and process facility at the Kiewit site.  In calculating the present value of the new obligation, the Company used a credit adjusted risk free interest rate of 8% and projected live of six years.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

NOTE 10 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense to date in 2014 or in 2013.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit, Clifton Shears/smelter tunnel deposit, and the Cane Springs deposit into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  The Company did not begin commercial production.  Prior year annual payments on the Kiewit and the Clifton Shears properties, due on July 24, 2013, were made and accepted by Clifton Mining.  The Cane Springs property payment was not made and this claim was released back to Clifton Mining.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  As of March 31, 2014 and December 31, 2013, accrued compensation of $341,500 and $332,000, and consulting fees payable of $60,000 and $70,000, respectively, were due to directors and officers.  Termination agreements have been reached with the CEO and one director, providing for payment of accrued compensation and consulting payable over several months commencing with the funding of the Kiewit project.  These payments began in February 2014.

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

NOTE 11 – SUBSEQUENT EVENTS

President Shares in Lieu of Unpaid Salary

On April 28, 2014, the board of directors approved the grant of 3,137,066 shares of the Company’s common stock to Rick Havenstrite, a director and President of the Company, pursuant to the Company’s 2008 Stock Option-Stock Issuance Plan, in lieu of partial unpaid salary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

On January 6, 2014 we obtained the final permit necessary to commence construction and development of the Kiewit property. The reclamation bond was posted in February 2014 in the amount of $1,348,000.  Construction of the project has begun using funding provided by DMRJ Group.  The property is located in an historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area.  The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area, with low water quality.  Management believes that through our leased patented claims we have adequate private land for process facilities.  There is no material access from any metropolitan area or community.  Management believes that no previous work by any operator has been contested by regulators or others.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (the “Tribes”) sent a letter to the Bureau of Land Management (“BLM”) outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  On February 6, 2014 the Tribes filed an appeal of the permit with the BLM.   On April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. Also, in 2010 and in 2012, certain amendments were made to the lease agreements.  As part of these agreements, if we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property to retain our rights to those properties. Prior year annual holding fee payments were due July 24, 2013 and payments on the Kiewit and Clifton Shears properties were made and accepted by Clifton Mining.  The payment for the Cane Springs property was not made and this claim was released back to Clifton Mining.

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

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses.  On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of loan advances (the “Monthly Term Loan Advances”) totaling a maximum of $5,700,000 over five months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015.  On the last business day of each month, commencing October 31, 2014, we will pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  Onsite construction of the project has since begun.  If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

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

Historically, we have incurred net losses for the years ended December 31, 2013 and 2012, and have also incurred a loss for the three months ended March 31, 2014.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The operating loss of $225,611 for the three months ended March 31, 2014 as compared to the operating loss of $237,607 for the three months ended March 31, 2013, represents a decrease of $11,996.  This occurred even though construction of the Kiewit property has begun.  Construction and development costs are now capitalized for future amortization over units of production, which causes the reduction in operating loss. Other expense for the three months ended March 31, 2014 in the amount of $1,608,908, consisted mainly of interest and financing costs, as compared to the other expense amount of $530,177 for the three months ended March 31, 2013. This represents an increase in other expense of $1,078,731 as compared to the three months ended March 31, 2013.  This difference was due to the financing costs in association with the stock issuance to DMRJ Group.   These differences result in a net loss of $1,834,519 for the three months ended March 31, 2014 as compared to the net loss of $767,784 for the three months ended March 31, 2013, an overall increased loss of $1,066,735.

Liquidity and Cash Flow

Net cash used by operating activities was $260,598 during the three month period ended March 31, 2014, compared with $37,224 during the three month period ended March 31, 2013.  This $223,374 increase in the amount of cash used by operating activities is primarily attributable to the increase in amounts prepaid for goods and services.

Net cash used by investing activities was $1,558,835 during the three month period ended March 31, 2014, compared to $4,034 cash used by investing activities during the three month period ended March 31, 2013.  This is due to the increase of $1,348,000 in reclamation bonds and to the capitalization of the construction and development expenses during the quarter ended March 31, 2014.

Net cash provided by financing activities was $3,025,000 during the three month period ended March 31, 2014, compared with $50,000 cash provided during the three month period ended March 31, 2013.  Cash provided from financing for the three month period ended March 31, 2014 was from DMRJ Group loan proceeds provided to fund the ongoing construction of the Kiewit property.

As a result of the above, cash increased by $1,205,567 during the three month period ended March 31, 2014, leaving us with a cash balance of $1,214,090 as of March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2011 we entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  During the quarter ended March 31, 2014, we issued a total of 32,142 shares of stock, valued at $.70, to the note holders to convert accrued interest for the quarter.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

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

Date: May 20, 2014

By: /s/ Rick S. Havenstrite

Rick S. Havenstrite, President

(Principal Executive Officer)

Date: May 20, 2014

By: /s/ Marianne Havenstrite

Marianne Havenstrite, Treasurer

(Principal Financial Officer)