Form 10-Q
period 2014-06-30
Desert Hawk Gold Corp.
filed 2014-08-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of the issuer’s common stock, as of August 14, 2014: 12,703,033.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$424,521	$8,523
Prepaid expenses and other current assets	234,922	103,068
Total Current Assets	659,443	111,591

PROPERTY AND EQUIPMENT, net (Note 4)	1,996,428	227,981
MINERAL PROPERTIES AND INTERESTS (Note 5)	986,501	835,556
RECLAMATION BONDS (Note 5)	1,411,657	155,316

TOTAL ASSETS	$5,054,029	$1,330,444

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$375,825	$197,970
Accrued liabilities-officer wages (Note 9)	277,500	332,000
Interest payable (Note 8)	1,500,000	-
Convertible debt (Note 6)	600,000	600,000
Note payable - equipment	18,879	-
Total Current Liabilities	2,772,204	1,129,970

LONG-TERM LIABILITIES
Stock redeemable with gold proceeds (Note 9)	130,000	130,000
Derivative liability-conversion option (Notes 7 and 8)	-	170,813
Asset retirement obligation	235,756	69,920
Interest payable (Note 8)	1,000,458	1,781,027
Note payable - equipment	16,105	-
Note payable (Note 8)	10,389,492	6,264,492
	11,771,811	8,416,252

TOTAL LIABILITIES	14,544,015	9,546,222

COMMITMENTS (Note 9 and 10)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 249,603 shares issued and outstanding	250	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 12,703,033 and 9,501,683 shares issued and outstanding, respectively	12,574	9,373
Additional paid-in capital	8,279,660	6,950,076
Accumulated deficit	(17,783,608)	(15,176,365)
Total Stockholders' (Deficit)	(9,489,986)	(8,215,778)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$5,054,029	$1,330,444

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

EXPENSES
General project costs	$360,316	$56,574	$423,711	$115,633
Exploration expense	15,206	18,829	31,736	46,381
Consulting	8,100	5,999	20,927	9,899
Officers and directors fees	144,286	207,000	178,671	277,000
Legal and professional	35,545	15,464	77,729	42,143
General and administrative	89,093	26,158	144,984	60,173
Depreciation	20,373	16,617	20,772	33,019
	672,919	346,641	898,530	584,248

OPERATING LOSS	(672,919)	(346,641)	(898,530)	(584,248)

OTHER INCOME (EXPENSE)
Interest and other income	1,191	-	1,191	-
Change in fair value of derivatives	-	(9,000)	6,673	(161,747)
Financing expense	249,603	-	(998,412)	-
Interest expense	(350,599)	(388,247)	(718,165)	(765,677)
	(99,805)	(397,247)	(1,708,713)	(927,424)

LOSS BEFORE INCOME TAXES	(772,724)	(743,888)	(2,607,243)	(1,511,672)
INCOME TAXES	-	-	-	-

NET LOSS	$(772,724)	$(743,888)	$(2,607,243)	$(1,511,672)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.08)	$(0.25)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	11,637,047	8,955,610	10,575,441	8,939,985

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,607,243)	$(1,511,672)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20,772	33,019
Common stock issued/to be issued for services	85,483	150,000
Common stock issued for interest expense	45,000	45,000
Preferred stock issued for financing expense	998,412	-
Accretion of asset retirement obligation	18,615	3,170
Change in fair value of derivatives	(6,673)	161,747
Net gain on disposal of asset	(3,370)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(131,854)	92,227
Increase (decrease) in accounts payable and accrued expenses	(32,715)	72,617
Increase (decrease) in accrued liabilities - officer wages	(14,500)	129,000
Increase (decrease) in interest payable	719,431	720,677
Net cash (used) by operating activities	(908,642)	(104,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,540,953)	(7,349)
Acquisition of reclamation bonds	(1,348,796)	-
Refund of Reclamation bonds	92,455	-
Net cash provided (used) by investing activities	(2,797,294)	(7,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	4,125,000	150,000
Payment of note payable - equipment	(3,066)	-
Net cash provided by financing activities	4,121,934	150,000

NET INCREASE (DECREASE) IN CASH	415,998	38,436
CASH, BEGINNING OF PERIOD	8,523	12,300

CASH, END OF PERIOD	$424,521	$50,736

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with note payable	$38,050	-
Commom stock payable for accrued liabilities	$-	$150,000
Fair value of cancelled conversion option	$164,140	-
Interest payable converted to note payable	-	$37,794
Equipment acquired with accounts payable	$210,216	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2014, and the results of its operations and its cash flows for the three and six months ended June 30, 2014 and 2013. The operating and financial results for the Company for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10—Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendment eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The provisions of the amendment are effective for annual reporting periods beginning after December 15, 2014 with early adoption permitted. The Company has adopted the amendment effective June 30, 2014. Thus inception to date information is no longer presented as part of the consolidated financial statements.

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

Mineral Properties and Interests

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. At June 30, 2014 and June 30, 2013, common stock equivalents outstanding are as follows:

	June 30, 2014	June 30, 2013

Convertible debt	857,143	857,143
Convertible preferred stock	27,718,333	2,758,033

Total	28,575,476	3,615,176

However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through June 30, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction is about 85% complete at June 30, 2014. The Company will need significant funding to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships.

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

2014 Activity

The Company issued a total of 64,284 shares of stock to the note holders of the convertible debt for interest expense during the six months ended June 30, 2014. See Note 6.

On May 1, 2014, the Company issued 3,137,066 shares to its president, Rick Havenstrite, as a management incentive. As a part of this agreement, Mr. Havenstrite agreed to forgive $40,000 of accrued but unpaid wages. An independent valuation company, was engaged to provide the Company with an estimate of the fair value of the common stock on a per share basis as of May 1, 2014. Their valuation report was completed on July 24, 2014 and they estimated the fair value of the common stock of the Company, on a non-controlling, non-marketable basis as of the valuation date (May 1, 2014) to be $0.04 per share. Based on this rate, the fair value of the shares issued to Mr. Havenstrite was determined to be $125,483; $85,483 of which was recognized as officers and directors fees in the quarter ended June 30, 2014.

2013 Activity

On July 5, 2013, a Seventh Amendment to the DMRJ Group funding was agreed upon. This Amendment became effective on June 27, 2013 and, as a result of the terms of the amendment, 150,000 shares of common stock valued at $1.00 per share were issued to Robert Jorgensen, a former director and officer, on July 11, 2013. The stock was payable to Mr. Jorgensen at June 30, 2013.

The Company issued a total of 128,488 shares of stock to the note holders of the convertible debt for interest expense during the year ended December 31, 2013. The shares were valued at $0.70 per share.

300,000 shares of common stock, valued at $1.00 per share, were issued to the two holders of the convertible debt, with 150,000 shares issued to each of the two debt holders as part of the extension of the due date of the notes. The due date of the convertible debt was then extended to November 30, 2014.

Preferred Stock

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock, ten times the Series A-1 issue price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock, ten times the Series A-2 issue price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock. The initial conversion price of the Series A-1 Preferred Stock is $0.70 per share and the initial conversion price of the Series A-2 Preferred Stock is $1.00. If the Company issues or sells shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower of the sale or conversion price. See Note 8 for further information.

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group. The Tenth Amendment provides for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months. As a part of this amendment, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock. The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During the quarter ended March 31, 2014, financing expense in the amount of $1,248,015 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.05. During the quarter ended June 30, 2014, the Company revised the estimated fair value of the equivalent common shares to be $998,412 based upon that rate of $0.04 as determined by an independent valuation company (see above). Thus a reduction to financing expense of $249,603 was recorded.

As a result of this issuance, DMRJ beneficially owns 67% of the Company (on a fully-diluted basis) with shares convertible to 27,718,333 shares of common stock.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and will be amortized on units of production basis over proven and probable reserves. Construction and development of the project began with the establishment of the reclamation bond on February 20, 2014. Expenditures for construction of the infrastructure (investment in Kiewit property development) and capitalized for future amortization over units produced, totaled $1,445,678 during the six months ended June 30, 2014.

The following is a summary of property, equipment, and accumulated depreciation at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Equipment	$727,994	$418,298
Furniture and fixtures, temporary housing	10,781	4,268
Electronic and computerized equipment	19,011	-
Vehicles	55,830	23,516
	813,616	446,082
Less accumulated depreciation	(262,866)	(218,101)
	550,750	227,981
Investment in Kiewit property development	1,445,678	-
Less accumulated amortization	-	-
Total	$1,996,428	$227,981

Construction of the heap leach pad and process facility began with the establishment of the reclamation bond on February 20, 2014 and expenditures incurred by the Company and capitalized totaled $1,445,678 for the six month period ended June 30, 2014 Depreciation and amortization as of June 30, 2014 and June 30, 2013 was $44,765 and $33,019, respectively. Of the June 30, 2014 depreciation, $1,581 of this was expensed in general and administrative expenses, $19,191 was expensed in general project costs and $23,993 was capitalized as Investment in Kiewit property development to be amortized with other capitalized costs.

NOTE 5 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Initial lease fee
Yellow Hammer site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
Total	775,000	775,000
Asset retirement obligation
Yellowhammer Site	-	30,908
Kiewit Site	184,588	-
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	211,501	57,821
Blue Fin Claims	-	2,735
Total	$986,501	$835,556

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $140 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining. This newly calculated bond amount includes bonding for the Yellowhammer Small Mine and the Yellowhammer Exploration sites along with the Herat Exploration site. As such, the asset retirement obligation for these sites was removed. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds. Total reclamation bonds posted at June 30, 2014 and December 31, 2013 are $1,411,657 and $155,316, respectively.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (“Tribes”) sent a letter to the Bureau of Land Management (“BLM”) outlining their review of the Kiewit Mine Project Draft Environmental Assessment. The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources. On February 6, 2014 the Tribes filed an appeal of the permit with the BLM. On April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal. On June 6, 2014 the BLM submitted their response to the appeal. As of this date, the Company has no further information as to the status of the appeal.

NOTE 6 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000. The notes bear interest at 15% per annum. Interest is payable in equal monthly installments of $7,500. The notes are convertible into potentially 857,143 shares of common stock. The note holders were issued 64,284 shares of stock each in 2013 to settle accrued interest for 2013 and have been issued 32,142 shares of common stock each to settle accrued interest for the first six months of 2014.

NOTE 7 – DERIVATIVE LIABILITIES

On February 19, 2014, in connection with the Tenth Amendment to the Investment Agreement with DMRJ Group (Note 8), the ability to convert the DMRJ Group debt into shares of common stock was cancelled. The fair value of the conversion option on the date of cancellation was calculated to be $164,146 and was recorded as additional paid in capital. The Company recognized a change in fair value of $6,673 and $152,747 for the six months ended June 30, 2014 and June 30, 2013, respectively.

NOTE 8 – DMRJ GROUP FUNDING

2014 Activity

In January 2014, pursuant to the Ninth Amendment to the Investment Agreement, a third term loan advance was taken in the amount of $25,000. The January 31, 2014 loan payment was not made.

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group. The Tenth Amendment provides for funding of mining operations through a series of advances (the “Monthly Term Loan Advances”) totaling a maximum of $5,700,000 over five months. As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016. The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015. On the last business day of each month, commencing October 31, 2014, we will pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full. All payments will be applied first to accrued but unpaid interest and second to outstanding principal. The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit. A total of $4,100,000 was drawn during the six months ended June 30, 2014 in connection with the Tenth Amendment Monthly Term Loan Advances. In addition, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock (Note 3). Onsite construction of the project is 85% complete at June 30, 2014. If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate the Company’s mining leases and other assets.

2013 Activity

On January 29, 2013, the Company entered into a Sixth Amendment to the Investment Agreement with DMRJ Group. The Sixth Amendment provided for the Company to receive additional funds in one advance (the “January Term Loan Advance”) of $50,000. This advance was received in February 2013 and replaced the second October Term Loan Advance, as authorized in the Fifth Amendment to the Investment Agreement, which had never been drawn. In addition, the maturity date of the entire loan balance due to DMRJ Group was moved from December 15, 2012 to March 5, 2013. The March 5, 2013 payment was not made.

On April 30, 2013, the Company agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group. This amendment became effective on June 26, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from March 5, 2013 to June 30, 2013. The Seventh Amendment provided for the Company to receive additional funds in two advances of $50,000. The first advance (the “April Term Loan Advance”) was received on May 2, 2013 and the second advance (the “May Term Loan Advance”) was received on June 26, 2013. The June 30, 2013 loan payment was not made.

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

NOTE 9 - REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

Changes in the reclamation liability for the six months ended June 30, 2014 and the year ended December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Reclamation and remediation liability, beginning of period	$69,920	$63,584
Additional obligation incurred	147,221	0
Accretion expense	18,615	6,336
Reclamation and remediation liability, end of period	$235,756	$69,920

For the six months ended June 30, 2014, the Company recorded an additional obligation relating to the construction of the heap leach pad and process facility at the Kiewit site. In calculating the present value of the new obligation, the Company used a credit adjusted risk free interest rate of 8% and projected life of six years. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

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

Also, during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah. Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable. The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property. Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location. The Company has not begun commercial production and the annual payments due on July 24, 2014 were made and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property payment was not made in 2013 and this claim was released back to Clifton Mining at that time.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors. Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year. Termination agreements have been reached with the CEO and one director, providing for payment of accrued compensation and consulting payable over several months commencing with the funding of the Kiewit project. These payments began in February 2014. As of June 30, 2014 and December 31, 2013, accrued compensation of $277,500 and $332,000, and consulting fees payable of $40,000 and $70,000, respectively, were due to directors and officers. Of these amounts, accrued compensation of $165,000 is due to Rick Havenstrite, $28,500 to Marianne Havenstrite and $124,000 remains to be paid pursuant to the termination agreements. In addition, as part of a management incentive award on May 1, 2014, Rick Havenstrite was awarded 3,137,066 shares of common stock. As part of this award, Mr. Havenstrite agreed to forgive $40,000 in accrued compensation. See Note 3.

Stock Redeemable with Gold Proceeds

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of common stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of the Company’s common stock. Under the terms of this offering, for a period of 12 months after commencement of operations at the Kiewit project, the shares can be redeemed for cash generated from the sale of gold. Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity.

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

•

unexpected delays in obtaining and maintaining necessary mining permits;

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

We were originally incorporated in the State of Idaho on November 5, 1957. For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations. In 2008 we changed our domicile from the State of Idaho to the State of Nevada. In May 2009 we raised funds to recommence mining activities. In July 2009, we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District.

On January 6, 2014 we obtained the final permit necessary to commence construction and development of the Kiewit property. The reclamation bond was posted in February 2014 in the amount of $1,348,000. Development of the project has begun using funding provided by DMRJ Group. The property is located in a historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area. The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area, with low water quality. Management believes that through our leased patented claims we have adequate private land for process facilities. There is no material access from any metropolitan area or community. Management believes that no previous work by any operator has been contested by regulators or others.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (“Tribes”) sent a letter to the Bureau of Land Management (“BLM”) outlining their review of the Kiewit Mine Project Draft Environmental Assessment. The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources. On February 6, 2014 the Tribes filed an appeal of the permit with the BLM. On April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal. On June 6, 2014 the BLM submitted their response to the appeal. As of this date, we have no further information as to the status of the appeal.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. Also, in 2010 and in 2012, certain amendments were made to the lease agreements. As part of these agreements, if we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property to retain our rights to those properties. Annual holding fee payments were due July 24, 2014 and payments on the Kiewit and Clifton Shears properties were made and accepted. The Cane Springs property was released back to Clifton Mining in 2013.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 33 square miles. Notice was timely given for the claims we no longer wished to maintain. Payment of claims fees in 2013 for the retained claims was made and accepted by Clifton Mining and initial payment for the claims fees for 2014 were made and accepted on July 24, 2014. We intend to concentrate our activities on the Kiewit project consisting of seven of the unpatented Kiewit claims, the Clifton Shears, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites. Each of these is a potential near-term development target. Mineral extraction activities on the property at this time will be open-pit and we anticipate conducting underground mining exploration in the future.

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses. On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group. The Tenth Amendment provides for funding of mining operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months. As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016. The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015. On the last business day of each month, commencing October 31, 2014, we have agreed to pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all term loan advances outstanding and all accrued interest has been paid in full. All payments will be applied first to accrued but unpaid interest and second to outstanding principal. The first monthly term loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit. A total of $4,700,000 has been drawn in connection with the Tenth Amendment and onsite development of the project is about 85% complete. If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

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

Historically, we have incurred net losses for the years ended December 31, 2013 and 2012, and have also incurred a loss for the six months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The operating loss of $898,530 for the six months ended June 30, 2014 as compared to the operating loss of $584,248 for the six months ended June 30, 2013, represents an increased loss of $314,282. This increased loss is due to the increase in general project costs associated with getting the project ready for production. Other expense for the six months ended June 30, 2014 in the amount of $1,708,713, consisted mainly of interest and financing costs, as compared to the other expense amount of $927,424 for the six months ended June 30, 2013. This represents an increase in other expense of $781,289. This difference was generally due to the financing costs in association with the stock issuance to DMRJ Group. These differences result in a net loss of $2,607,243 for the six months ended June 30, 2014 as compared to the net loss of $1,511,672 for the six months ended June 30, 2013, an overall increased loss of $1,095,571.

Liquidity and Cash Flow

Net cash used by operating activities was $908,642 during the six month period ended June 30, 2014, compared with $104,215 during the six month period ended June 30, 2013. This $804,427 increase in the amount of cash used by operating activities is primarily attributable to the development of the mining property in anticipation of fourth quarter 2014 production.

Net cash used by investing activities was $2,797,294 during the six month period ended June 30, 2014, compared to $7,349 cash used by investing activities during the six month period ended June 30, 2013. This is due to the increase of approximately $1,348,000 in reclamation bonds and to the capitalization of the construction and development expenses during the six months ended June 30, 2014.

Net cash provided by financing activities was $4,121,934 during the six month period ended June 30, 2014, compared with $150,000 cash provided during the six month period ended June 30, 2013. Cash provided from financing for the six month period ended June 30, 2014 consisted of $4,125,000 in DMRJ Group loan proceeds provided to fund the ongoing development of the Kiewit property.

As a result of the above, cash increased by $415,998 during the six month period ended June 30, 2014, leaving us with a cash balance of $424,521 as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In connection with the administrative appeal filed by the Confederated Tribes of the Goshute Reservation in its action with the BLM, on April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal. On June 6, 2014 the BLM submitted their response to the appeal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2011 we entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash. During the quarter ended June 30, 2014, we issued a total of 32,142 shares of stock, valued at $0.70, to the note holders to convert accrued interest for the quarter. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the note holders was an accredited investor as defined in Regulation D. Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares. Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the stock issuance.

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

Date: August 14, 2014

By: /s/ Rick S. Havenstrite

Rick S. Havenstrite, President

(Principal Executive Officer)

Date: August 14, 2014

By: /s/ Marianne Havenstrite

Marianne Havenstrite, Treasurer

(Principal Financial Officer)