Form 10-Q
period 2014-09-30
Desert Hawk Gold Corp.
filed 2014-11-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of the issuer’s common stock, as of November 14, 2014: 12,735,175.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.  Controls and Procedures

18

PART II – OTHER INFORMATION

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 6.  Exhibits

18

SIGNATURES

19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$174,671	$8,523
Inventories (Note 4)	1,082,821	-
Prepaid expenses and other current assets	156,126	103,068
Total Current Assets	1,413,618	111,591

PROPERTY AND EQUIPMENT, net (Note 5)	2,938,158	227,981
MINERAL PROPERTIES AND INTERESTS (Note 6)	1,466,499	835,556
RECLAMATION BONDS (Note 6)	1,412,211	155,316

TOTAL ASSETS	$7,230,486	$1,330,444

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$248,946	$197,970
Accrued liabilities-officer wages (Note 3 and 11)	264,577	332,000
Interest payable (Note 9)	2,923,722	-
Convertible debt (Note 7)	600,000	600,000
Note payable-equipment	152,988	-
Note payable (Note 9)	2,576,278	-
Total Current Liabilities	6,766,511	1,129,970

LONG-TERM LIABILITIES
Stock redeemable with gold proceeds (Note 11)	130,000	130,000
Derivative liability-conversion option (Notes 8)	-	170,813
Asset retirement obligation (Note 10)	716,566	69,920
Interest payable (Note 9)	-	1,781,027
Note payable-equipment	410,601	-
Note payable (Note 9)	9,213,214	6,264,492
	10,470,381	8,416,252

TOTAL LIABILITIES	17,236,892	9,546,222

COMMITMENTS (Note 10 and 11)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 249,603 shares issued and outstanding	250	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 12,735,175 and 9,501,683 shares issued and outstanding, respectively	12,607	9,373
Additional paid-in capital	8,302,127	6,950,076
Accumulated deficit	(18,322,528)	(15,176,365)
Total Stockholders' (Deficit)	(10,006,406)	(8,215,778)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$7,230,486	$1,330,444

DESERT HAWK GOLD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

EXPENSES
General production costs	$43,914	$51,165	$467,625	$166,798
Exploration expense	7,173	16,395	38,909	62,776
Consulting	-	-	20,927	9,899
Officers and directors fees	46,153	36,000	224,824	313,000
Legal and professional	21,244	8,659	98,973	50,802
General and administrative	35,523	13,501	180,507	73,674
Depreciation	1,183	15,717	21,955	48,736
	155,190	141,437	1,053,720	725,685

OPERATING LOSS	(155,190)	(141,437)	(1,053,720)	(725,685)

OTHER INCOME (EXPENSE)
Interest and other income	553	-	1,744	-
Change in fair value of derivatives	-	5,669	6,673	(156,078)
Financing expense	-	-	(998,412)	-
Interest expense	(384,283)	(400,255)	(1,102,448)	(1,165,932)
	(383,730)	(394,586)	(2,092,443)	(1,322,010)

LOSS BEFORE INCOME TAXES	(538,920)	(536,023)	(3,146,163)	(2,047,695)
INCOME TAXES	-	-	-	-

NET LOSS	$(538,920)	$(536,023)	$(3,146,163)	$(2,047,695)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.06)	$(0.28)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	12,427,229	9,116,290	11,199,487	8,999,399

DESERT HAWK GOLD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,146,163)	$(2,047,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21,955	48,736
Common stock issued/to be issued for services	85,483	150,000
Common stock issued for interest expense	67,500	67,500
Preferred stock issued for financing expense	998,412	-
Accretion of asset retirement obligation	18,615	4,755
Change in fair value of derivatives	(6,673)	156,078
Net gain on disposal of asset	(2,912)	-
Changes in operating assets and liabilities:
(Increase) decrease in production-related inventory	(1,082,821)	-
(Increase) decrease in prepaid expenses and other current assets	(53,058)	(5,982)
Increase (decrease) in accounts payable and accrued expenses	50,976	63,415
Increase (decrease) in accrued liabilities - officer wages	(27,423)	165,000
Increase (decrease) in interest payable	1,142,695	1,098,432
Net cash (used) by operating activities	(1,933,414)	(299,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,160,802)	(7,349)
Acquisition of reclamation bonds	(1,349,350)	-
Refund of reclamation bonds	92,455	-
Net cash provided (used) by investing activities	(3,417,697)	(7,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	5,525,000	300,000
Payment of note payable - equipment	(7,741)	-
Net cash provided by financing activities	5,517,259	300,000

NET INCREASE (DECREASE) IN CASH	166,148	(7,110)
CASH, BEGINNING OF PERIOD	8,523	12,300

CASH, END OF PERIOD	$174,671	$5,190

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with note payable	$571,330	-
Fair value of cancelled conversion option	$164,140	-
Interest payable converted to note payable	-	$37,794
Common stock issued for accrued liabilities-officer wages	$40,000	$150,000

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company.  On July 17, 2008, the Company merged with its wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada.  Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation and each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada).  On April 3, 2009, the Company filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp.  On June 30, 2014, the Company dissolved its sole subsidiary, Blue Fin Capital, Inc.  As a result the Company has no subsidiaries.

The Company never successfully generated any revenue and eventually abandoned the mining business, remaining dormant until it recommenced its mining activities and entered the exploration stage on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011 the Company entered into an agreement with DMRJ group which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014.  Construction at the site was substantially complete at September 30, 2014.  Revenue from this heap leach operation began in October 2014 with the first sales of gold and silver.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2014, and the results of its operations and its cash flows for the three and nine months ended September 30, 2014 and 2013. The operating and financial results for the Company for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 14, 2014.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10—Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation  (“ASU 2014-10”).  ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities.   In addition, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The provisions of the amendment are effective for annual reporting periods beginning after December 15, 2014 with early adoption permitted.  The Company has adopted the amendment effective June 30, 2014.  Thus, inception to date information is no longer presented as part of the consolidated financial statements.

Mineral Exploration and Development Costs

The Company accounts for mineral exploration and development costs in accordance with ASC Topic 930 Extractive Activities - Mining.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing bodies of mineralized material, and to expand the capacity of operating mines are capitalized and will be amortized on units of production basis over proven and probable reserves.

Inventories

The Company records ore on leach pad, ore in carbon column in process and gold doré, at average cost, less provisions required to reduce inventory to net realizable value. Costs capitalized to Inventories include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, plant and equipment; and local mine administrative expenses.   Silver is accounted for as by-product and is not included in the valuation of Inventories.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years, or units of production over estimated reserves.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  Expenditures for new property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Mineral Properties and Interests

The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of internally calculated ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.  See Note 6.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At September 30, 2014 and September 30, 2013, common stock equivalents outstanding are as follows:

	September 30, 2014	September 30, 2013

Convertible debt	857,143	857,143
Convertible preferred stock	27,718,333	2,758,033

Total	28,575,476	3,615,176

However, the diluted earnings per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through September 30, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014.  Construction at the site was substantially complete at September 30, 2014.  The Company will need significant funding to continue operations and increase development through the next fiscal year.  This funding is expected to come via sales revenues, but the timing and amount of capital requirements will depend on a number of factors, including demand for products and services, metals pricing and the availability of opportunities for expansion through affiliations and other business relationships.

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

2014 Activity

The Company issued a total of 96,426 shares of stock to the note holders of the convertible debt for interest expense during the nine months ended September 30, 2014.  See Note 7.

On May 1, 2014, the Company issued 3,137,066 shares to its president, Rick Havenstrite, as a management incentive.  As a part of this agreement, Mr. Havenstrite agreed to forgive $40,000 of accrued but unpaid wages.  An independent valuation company was engaged to provide the Company with an estimate of the fair value of the common stock on a per share basis as of May 1, 2014.  Their valuation report was completed on July 24, 2014 and they estimated the fair value of the common stock of the Company, on a non-controlling, non-marketable basis as of the valuation date (May 1, 2014) to be $0.04 per share.  Based on this rate, the fair value of the shares issued to Mr. Havenstrite was determined to be $125,483, of which $85,483 was recognized as officers’ and directors’ fees, in the quarter ended June 30, 2014.

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

The Company issued 300,000 shares of common stock, valued at $1.00 per share, to the two holders of the convertible debt, with 150,000 shares issued to each of the two debt holders as part of the extension of the due date of the notes.  The due date of the convertible debt was then extended to November 30, 2014.

Preferred Stock

In connection with the Fourth Amendment to the DMRJ Group funding, on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock, ten times the Series A-1 issue price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock, ten times the Series A-2 issue price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 Preferred Stock is $0.70 per share and the initial conversion price of the Series A-2 Preferred Stock is $1.00.  If the Company issues or sells shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into common shares, at prices less than the conversion price of Series A-1 or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower of the sale or conversion price.   See Note 9 for further information.

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  As a part of this amendment, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock.  The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During the quarter ended March 31, 2014, financing expense in the amount of $1,248,015 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.05.  During the quarter ended June 30, 2014, the Company revised the estimated fair value of the equivalent common shares to be $998,412 based upon a fair value of $0.04 per share as determined by an independent valuation company (see above).  Thus a reduction to financing expense of $249,603 was recorded.

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

NOTE 4 – INVENTORIES

The following table provides the components of inventories and the estimated recoverable gold ounces therein:

September 30, 2014
Ore on leach pad	$762,699
Carbon column in process	290,152
Dore finished goods	-
Total	$1,082,821

Inventory is valued at the lower of cost or market value, which at September 30, 2014 is cost.  There were no inventories at December 31, 2013.

NOTE 5 - PROPERTY AND EQUIPMENT

Construction and development of the project began with the establishment of the reclamation bond on February 20, 2014.  Expenditures for construction of the infrastructure (investment in Kiewit property development) and capitalized for future amortization over units produced totaled $1,859,429 during the nine months ended September 30, 2014.

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Equipment	$1,359,858	$418,298
Furniture and fixtures, temporary housing	10,781	4,268
Electronic and computerized equipment	19,011	-
Vehicles	59,330	23,516
	1,448,980	446,082
Less accumulated depreciation	(303,794)	(218,101)
	1,145,186	227,981
Investment in Kiewit property development	1,859,429	-
Less accumulated amortization	(66,457)	-
	1,792,972	-
Total	$2,938,158	$227,981

Depreciation and amortization for the nine months ended September 30, 2014 and September 30, 2013 was $152,150 and $48,736, respectively.  Of the September 30, 2014 depreciation expense, $32,103 was capitalized as investment in Kiewit property development.   As of September 30, 2014 and December 31, 2013, investment in Kiewit property development included capitalized interest of $104,954 and $0, respectively.

NOTE 6 – MINERAL PROPERTIES AND LEASES

Mineral properties and leases as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Initial lease fee
Yellow Hammer Site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
Total	775,000	775,000
Asset retirement obligation
Yellow Hammer Site	-	30,908
Kiewit Site	664,586	-
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	691,499	57,821
Blue Fin Claims	-	2,735
Total	$1,466,499	$835,556

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands.  Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility.  On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites was removed. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at September 30, 2014 and December 31, 2013 are $1,412,211 and $155,316, respectively.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (“Tribes”) sent a letter to the Bureau of Land Management (“BLM”) outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  On February 6, 2014 the Tribes filed an appeal of the permit with the BLM.  On April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal.  On June 6, 2014 the BLM submitted their response to the appeal.  On August 14, 2014, the BLM rejected the Tribe’s request for a stay.

NOTE 7 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000.  The notes bear interest at 15% per annum.  Interest is payable in equal monthly installments of $7,500.  The notes are convertible into potentially 857,143 shares of common stock.  The note holders were issued 64,284 shares of stock each in 2013 to settle accrued interest for 2013 and have been issued 48,213 shares of common stock each to settle accrued interest for the first nine months of 2014.

NOTE 8 – DERIVATIVE LIABILITIES

On February 19, 2014, in connection with the Tenth Amendment to the Investment Agreement with DMRJ Group (Note 9), the ability to convert the DMRJ Group debt into shares of common stock was cancelled.  The fair value of the conversion option on the date of cancellation was calculated to be $164,146 and was recorded as additional paid in capital. The Company recognized a change in fair value of $6,673 and $(156,078) for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 9 – DMRJ GROUP FUNDING

2014 Activity

In January 2014, pursuant to the Ninth Amendment to the Investment Agreement, a third term loan advance was taken in the amount of $25,000.  The January 31, 2014 loan payment was not made.

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of advances (the “Monthly Term Loan Advances”) totaling a maximum of $5,700,000 over five months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum principal and interest payment amounts were established beginning in February 2015 as follows:

February 28, 2015	$500,000
May 31, 2015	1,000,000
August 31, 2015	4,000,000
November 30, 2015	1,500,000
February 28, 2016	750,000
May 31, 2016	3,000,000
August 31, 2016	3,000,000

Total	$13,750,000

The Company’s ability to meet these minimum payments will be dependent upon a number of factors including production variables, metals market pricing, demand for products and services, and the availability of opportunities for expansion through affiliations and other business relationships.

 In addition to the minimum payments detailed above, on the last business day of each month, commencing October 31, 2014, we will pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000, until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.

In 2014, the first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  A total of $5,525,000 was drawn during the nine months ended September 30, 2014 in connection with the Tenth Amendment Monthly Term Loan Advances.  In addition, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock (Note 3).  Onsite construction of the project is essentially complete at September 30, 2014.  If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate the Company’s mining leases and other assets.

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

On July 24, 2013, the Company agreed to the terms of an Eighth Amendment to the Investment Agreement with DMRJ Group.  This amendment became effective on July 24, 2013 and as a result of the terms of the amendment the maturity date of the entire loan balance due to DMRJ Group was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provided for the Company to receive additional funds in two advances.  The first advance (the “July Term Loan Advance”) in the amount of $100,000, was received on July 24, 2013 and the second advance (the “Additional July Term Loan Advance”) was received on August 23, 2013 in the amount of $50,000.  The September 30, 2013 loan payment was not made.

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

NOTE 10 - ASSET RETIREMENT OBLIGATION

Changes in the asset retirement liability for the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Asset retirement liability, beginning of period	$69,920	$63,584
Additional obligation incurred	627,219	0
Accretion expense	19,427	6,336
Asset retirement liability, end of period	$716,566	$69,920

For the nine months ended September 30, 2014, the Company recorded an additional obligation relating to the construction of the heap leach pad and process facility at the Kiewit site.  In calculating the present value of the new obligation, the Company used a credit adjusted risk free interest rate of 10% and projected life of six years.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

NOTE 11 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense to date in 2014 or in 2013.  No payment has been made on this property and no official forfeiture notice has been received regarding this nonpayment.

Also, during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  The Company had not begun commercial production and the annual payments due on July 24, 2014 were made on July 22, 2014 and accepted by Clifton Mining for the Clifton Shears and Kiewit properties.  The Cane Springs property payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun and royalties will be paid to Clifton Mining Company beginning in November 2014.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  Termination agreements have been reached with the CEO and one director, providing for payment of accrued compensation and consulting payable over several months commencing with the funding of the Kiewit project.  These payments began in February 2014.  As of September 30, 2014 and December 31, 2013, accrued compensation of $264,577 and $332,000, and consulting fees payable of $30,000 and $70,000, respectively, were due to directors and officers.  Of the $264,577 due at September 30, 2014, $5,077 was for currently accrued wages for September 2014 which were then paid in October 2014.  Of the remaining amounts, accrued compensation of $165,000 is due to Rick Havenstrite, $28,500 to Marianne Havenstrite and $96,000 remains to be paid pursuant to the termination agreements.  In addition, as part of a management incentive award on May 1, 2014, Rick Havenstrite was awarded 3,137,066 shares of common stock.  As part of this award, Mr. Havenstrite agreed to forgive $40,000 in accrued compensation.  See Note 3.

Stock Redeemable with Gold Proceeds

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of common stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of the Company’s common stock.  Under the terms of this offering, for a period of 12 months after commencement of operations at the Kiewit project, the shares can be redeemed for cash generated from the sale of gold.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity.  The first metal sales occurred in October 2014 and management expects that conversion of these shares will begin immediately.

NOTE 12 – SUBSEQUENT EVENTS

Sale of Metals

The first sale of gold and silver was initiated in October 2014 when approximately 350 ounces of gold and 200 ounces of silver were delivered to a refinery for processing and sale.  Royalties of 6% will be due to Clifton Mining on this sale within ten days after final amounts are determined.

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

Overview

Desert Hawk Gold Corp. is an exploration stage company, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  None of our mining properties has any known reserves and our proposed programs on these properties are exploratory in nature.  Our proposed projects are located in the Gold Hill Mining District in Tooele County, Utah.  We are currently producing gold and silver at the Kiewit property and had our first sales from the property in October 2014.

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

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (“Tribes”) sent a letter to the Bureau of Land Management (“BLM”) outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  On February 6, 2014 the Tribes filed an appeal of the permit with the BLM.  On April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal.  On June 6, 2014 the BLM submitted their response to the appeal.  On August 14, 2014, the BLM rejected the Tribe’s request for a stay.

On July 24, 2009, we entered into a Joint Venture Agreement with the Clifton Mining Company and Woodman Mining Company under which Clifton Mining granted to us exclusive possession of certain patented and unpatented mining claims and an unpatented mill site claim and certain Utah state mineral leases covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. Woodman Mining also granted us the same rights in certain of these patented mining claims owned jointly with Clifton Mining. Also, on July 24, 2009, we entered into a Joint Venture Agreement with the Jeneane C. Moeller Family Trust under which the Trust granted to us exclusive possession of four patented mining claims covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. These properties are known as the Yellow Hammer claims.   No payments have been made to keep this agreement current and no formal forfeiture notification has been received.

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. Also, in 2010 and in 2012, certain amendments were made to the lease agreements.  As part of these agreements, if we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property to retain our rights to those properties. Annual holding fee payments were due July 24, 2014 and payments on the Kiewit and Clifton Shears properties were made on July 22, 2014 and accepted.  The Cane Springs property was released back to Clifton Mining in 2013.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  Notice was timely given for the claims we no longer wished to maintain.  Payment of claims fees in 2013 for the retained claims was made and accepted by Clifton Mining and initial payment for the claims fees for 2014 were made and accepted on July 22, 2014.  We intend to concentrate our activities on the Kiewit project consisting of seven of the unpatented Kiewit claims, the Clifton Shears, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and we anticipate conducting underground mining exploration in the future.

We have previously entered into an agreement with DMRJ Group, LLC (“DMRJ Group”) through which we can borrow up to $6,500,000 for our mining operations and our general and administrative expenses.  On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015 as follows:

February 28, 2015	$500,000
May 31, 2015	1,000,000
August 31, 2015	4,000,000
November 30, 2015	1,500,000
February 28, 2016	750,000
May 31, 2016	3,000,000
August 31, 2016	3,000,000
Total	$13,750,000

The Company’s ability to meet these minimum payments will be dependent upon a number of factors including production variables, metals market pricing, demand for products and services, and the availability of opportunities for expansion through affiliations and other business relationships.

In addition to the minimum payments detailed above, on the last business day of each month, commencing October 31, 2014, we have agreed to pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all term loan advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  The first monthly term loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  A total of $5,525,000 has been drawn in connection with the Tenth Amendment and onsite development of the project is substantially complete.  If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

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

Historically, we have incurred net losses for the years ended December 31, 2013 and 2012, and have also incurred a loss for the nine months ended September 30, 2014.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The operating loss of $1,053,720 for the nine months ended September 30, 2014 as compared to the operating loss of $725,685 for the nine months ended September 30, 2013, represents an increased loss of $328,035.  This increased loss is due to the increase in general project costs associated with construction and development of the project.  Other expense for the nine months ended September 30, 2014 in the amount of $2,092,443, consisted mainly of interest and financing costs, as compared to the other expense amount of $1,322,010 for the nine months ended September 30, 2013. This represents an increase in other expense of $770,433.  This difference was generally due to the financing costs in association with the stock issuance to DMRJ Group.  These differences result in a net loss of $3,146,163 for the nine months ended September 30, 2014 as compared to the net loss of $2,047,695 for the nine months ended September 30, 2013, an overall increased loss of $1,098,468.

Liquidity and Cash Flow

Net cash used by operating activities was $1,933,414 during the nine month period ended September 30, 2014, compared with $299,761 during the nine month period ended September 30, 2013.  This $1,633,653 increase in the amount of cash used by operating activities is primarily attributable to the development of the mining property in anticipation of fourth quarter 2014 production.

Net cash used by investing activities was $3,417,697 during the nine month period ended September 30, 2014, compared to $7,349 cash used by investing activities during the nine month period ended September 30, 2013.  This increase in cash used for investing activities of $3,410,348 is due to the increase of approximately $1,348,000 in reclamation bonds and to the capitalization of the construction and development expenses during the nine months ended September 30, 2014.

Net cash provided by financing activities was $5,517,259 during the nine month period ended September 30, 2014, compared with $300,000 cash provided during the nine month period ended September 30, 2013.  The increase of $5,217,259 of cash provided from financing for the nine month period ended September 30, 2014 consisted of $5,525,000 in DMRJ Group loan proceeds provided to fund the ongoing development of the Kiewit property.

As a result of the above, cash increased by $166,148 during the nine month period ended September 30, 2014, leaving us with a cash balance of $174,671 as of September 30, 2014.

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

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with ASC 932 Extractive Activities.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to explore new mines, to define further mineralization in existing bodies of mineralized material, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Inventories

Inventories consist of estimated gold on the heap leach pad and in the carbon process system and are valued at the lower of production cost or market value.  Gold on the heap leach pad is estimated to be 80% complete for cost purposes and gold in the process system is estimated at 95% complete.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In connection with the administrative appeal filed by the Confederated Tribes of the Goshute Reservation in its action with the BLM, on April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal.  On June 6, 2014 the BLM submitted their response to the appeal.  On August 14, 2014, the BLM rejected the Tribe’s request for a stay.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2011 we entered into an agreement with West C Street LLC and Ibearhouse LLC, the holders of convertible debt acquired from us in 2009, permitting payment of their monthly interest in stock rather than cash.  During the quarter ended September 30, 2014, we issued a total of 32,142 shares of stock, valued at $0.70, to the note holders to convert accrued interest for the quarter.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

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

Date: November 14, 2014

By: /s/ Rick S. Havenstrite

Rick S. Havenstrite, President

(Principal Executive Officer)

Date: November 14, 2014

By: /s/ Marianne Havenstrite

Marianne Havenstrite, Treasurer

(Principal Financial Officer)