Form 10-K
period 2014-12-31
Desert Hawk Gold Corp.
filed 2015-03-31
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $4,944,147.

The number of shares outstanding of the registrant’s common stock on March 25, 2015, was 13,056,603.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

12

ITEM 1B.  UNRESOLVED STAFF COMMENTS

19

ITEM 2.  PROPERTIES

19

ITEM 3.  LEGAL PROCEEDINGS

26

ITEM 4.  MINE SAFETY DISCLOSURES

26

PART II

26

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

26

ITEM 6.  SELECTED FINANCIAL DATA

27

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

27

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

30

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

30

ITEM 9A.  CONTROLS AND PROCEDURES

31

ITEM 9B.  OTHER INFORMATION

31

PART III

32

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

32

ITEM 11.  EXECUTIVE COMPENSATION

34

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

36

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

38

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

39

PART IV

40

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

40

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Desert Hawk Gold Corp., a Nevada corporation.  All amounts in this report are in U.S. Dollars, unless otherwise indicated.

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

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011 the Company entered into an agreement with DMRJ group, which has subsequently been amended, which has allowed for long-term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014.  Construction at the site was substantially completed and revenue from this heap leach operation began in October 2014 with the first sales of gold and silver.

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

In June 2010, the parties to the Joint Venture Agreement entered into an Amended and Restated Lease and Sublease Agreement effective as of the date of the original Joint Venture Agreement.  The Amended and Restated Lease and Sublease Agreement restated and replaced the original Joint Venture Agreement.  The amended agreement provides for the lease to us of the patented and unpatented claims, including the mill site, and the sublease of the state mineral leases.  The amended agreement also grants to us the right to enter onto the land to conduct our exploration activities, the right to make reasonable use of the surface of the properties for these activities, the right to transport on and across the surface of the properties any mineralized material, and the right to destroy so much of the surface and subsurface as may be reasonably necessary to carry out the purposes of the agreement.  The term of the amended agreement is for 20 years from its effective date and for so long as we continue to produce and sell mineralized material or mineral resources from the property, unless sooner terminated as provided in the amended agreement.  We do not have the right to assign, sublease or otherwise transfer our interest in the amended agreement without the prior written consent of Clifton Mining as to the properties owned by it and without the prior written consent of Woodman Mining as to the properties owned by it.  Nevertheless we may mortgage or pledge our leasehold interest in the Kiewit Claims and the Cactus Mill Property for purposes of financing exploration, development and mining operations, but we cannot otherwise encumber the property without the written consent of Clifton Mining.

Under the terms of the amended agreement, we are obligated to pay a 4% net smelter royalty on base metals in all areas except for extraction of mineralized material from the Kiewit gold property and a net smelter royalty on gold and silver, except for extraction of mineralized material from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  We are also obligated to pay a 6% net smelter return on any mineralized material extracted from the Kiewit gold property.  Beginning in 2010, we are required to make all lease property payments by submitting payment on a per claim basis on or before July 15th of each year during the term of the amended agreement.  During 2014, we paid a total of $38,285 in claims fees pursuant to the amended agreement.  If we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we will be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties.  The amended agreement also requires Clifton Mining to make available to us for our use all historical geological, engineering, and other data on the properties, as well as all buildings, equipment, existing permits, and water rights necessary for operations.  Clifton Mining has the right to terminate the Amended and Restated Lease and Sublease Agreement only if we fail to comply with the terms of the agreement and if we fail to correct any breach of the agreement after 30 days’ notice from Clifton Mining.  Royalty expense of $72,655 was recognized in 2014 with $20,289 remaining payable to Clifton Mining Company at December 31, 2014.  This amount was paid in January and February 2015.

On June 30, 2012, we entered into an arrangement with Clifton Mining Company and Woodman Mining to delay certain payments required pursuant to the terms of the Amended and Restated Lease and Sublease Agreement and to extend the declaration date for claims to be voluntarily released under the agreement. As part of this agreement, the $50,000 payments for the annual holding fees for the Kiewit and the Clifton Shears-Smelter Tunnel properties were made in accordance with the June 30, 2012 delayed payment arrangement.  A partial payment of $10,000 was made on December 24, 2012 for the Cane Springs payment.  In 2013, the annual holding fee payments for the Kiewit and Clifton Shears-Smelter Tunnel properties were timely made in July.  The Cane Springs payment was not made for the Cane Springs property and this claim has been released back to Clifton mining.  Notice was timely given of the claims we no longer wish to maintain and the Bureau of Land Management (“BLM”) reimbursement was also timely made.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it.  For 2014 we paid the annual maintenance fees on 247 of the original 419 unpatented mining claims which were the subject of the original lease.

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

In June 2010, the parties to this Joint Venture Agreement entered into an Amended and Restated Lease Agreement effective as of the date of the original Joint Venture Agreement.  The Amended and Restated Lease Agreement restated and replaced the original Joint Venture Agreement.  The amended agreement provides for the lease to us of the patented Yellow Hammer claims.  The amended agreement also grants us the right to enter onto the land to conduct our exploration activities, the right to make reasonable use of the surface of the properties for these activities, the right to transport on and across the surface of the properties any mineralized material, and the right to destroy so much of the surface and subsurface as may be reasonably necessary to carry out the purposes of the agreement.  The term of the amended agreement is for 20 years from its effective date and for so long as we continue to produce and sell mineralized material or mineral resources from the property, unless sooner terminated as provided in the amended agreement.  We do not have the right to assign, sublease or otherwise transfer our interest in the amended agreement without the prior written consent of the trust.  Nevertheless we may mortgage or pledge our leasehold interest in the Yellow Hammer claims for purposes of financing exploration, development and mining operations, but we cannot otherwise encumber the property without the written consent of the trust.

Under the terms of the amended agreement, we are required to pay a 6% net smelter royalty on base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  Beginning in 2010, we are required to make all property payments.  If we do not place the property into commercial production within a three-year period from the date of the original agreement, we will be required to make annual payments to the trust of $50,000 per property to retain our rights to those properties.  The amended agreement also requires the trust to make available to us for our use all historical geological, engineering, and other data on the properties.  The trust has the right to terminate the Amended and Restated Lease Agreement only if we fail to comply with the terms of the agreement and we fail to correct any breach of the agreement after 30 days’ notice from the trust.

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

We continue to hold the permit and the reclamation bond but have made not made the last $50,000 minimum annual fee due and the amended agreement is subject to termination.  The Moeller Family Trust has not formally given notice of termination of this agreement.

DMRJ Group Investment Agreement - History

On July 14, 2010, we entered into an Investment Agreement (the “Investment Agreement”) with DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”).  Under the terms of the Investment Agreement, DMRJ Group committed to loan us up to $6,500,000 under certain terms and conditions.  These terms and conditions have been modified several times over the course of the loan. Initially, these loan advances could only be used by us to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities.  The maximum amounts originally allocable to our Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects.  The balance of the funds borrowed from DMRJ Group could be used for capital and operating expenses.  Under the original loan agreement we received five loan advances from DMRJ Group for $500,000 each for an aggregate of $2,500,000, plus an aggregate of $441,176 in prepaid interest paid to DMRJ Group.

Each advance amount bears interest of 15% per annum from the date of borrowing.  Unless waived by DMRJ Group, we were required to prepay interest on any advance that would accrue during the first year following the advance, or a shorter period if the advance was less than one year prior to the maturity date of the promissory note.  This prepayment of interest was nonrefundable even if we prepaid the advance.  Following this one-year period, interest on the advance accrued monthly until the advance was repaid in full.  In addition, at the time we repay or prepay the advance, we were required to pay an additional amount equal to 20% of the principal amount being repaid or prepaid (repayment premium or payment date interest).  Upon an event of default, the interest rate on the outstanding principal amount would increase to 25%.

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

An event of default will occur under the terms of the Investment Agreement if any representation or warranty made by us in the transaction documents with DMRJ Group proves to be false or misleading in any material respect, if we fail to make required payments under the loan documents, if we fail to observe the covenants made in the Agreement, if a voluntary or involuntary insolvency action is commenced, or if a change of control of our company occurs.  In the case of an event of default, DMRJ Group may, upon prior written notice, terminate or suspend its commitment for further loan advances, declare the outstanding loan advances to be immediately due and payable, or exercise any other remedies legally available.

Pursuant to a Security Agreement with DMRJ Group dated July 14, 2010 (the “Security Agreement”), we have secured the repayment of any advances made by DMRJ Group with all of our assets.  As the secured party, DMRJ Group is appointed as attorney in fact to foreclose on and deal with our assets in the event of default.

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

Under the terms of the Fourth Amendment, a total of $5,865,492 was due at December 31, 2012 as follows:

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

As a condition of closing the Fourth Amendment to the Investment Agreement, we also agreed to limit the number of directors to seven persons, two of which will be designated by the holders of the Series A-1 and A-2 Preferred Stock.  Each Series A-1 and A-2 share is convertible into ten shares of common stock.  As a result, we appointed Daniel Small and David Levy, affiliates of DMRJ Group, as directors.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has consolidated net income.  We also cannot pay any dividends on the common stock until the preferred dividends are paid.  As of December 31, 2014, no dividends have been paid by us.  The dividend provision was removed in a later amendment.

On June 29, 2012, we entered into a forbearance agreement with DMRJ Group which extended the due date of the June 30, 2012 loan payment to September 30, 2012 in exchange for 80,000 shares of Series A-2 Preferred Stock.  Pursuant to the Investment Agreement, on June 30, 2012, we had been obligated to repay $1,550,000 of the funds previously loaned to us by DMRJ Group.  Pursuant to the forbearance agreement, DMRJ Group agreed to forbear from exercising its rights relating to a payment default if the payment due on June 30, 2012 was not paid.  We failed to make the payment on June 30, 2012, and therefore an event of default occurred under the terms of the Investment Agreement, subject to DMRJ Group’s agreement to forbear on exercising its rights due to the default.  Because the terms of the forbearance agreement were not met, it was terminated on July 31, 2012.

We failed to make the loan payment of $4,495,000 on September 30, 2012, and therefore an event of default occurred under the Investment Agreement, subject to DMRJ Group’s agreement to forbear on exercising its rights due to this default.  Under the Investment Agreement, DMRJ Group has the right, at its option, to notify us and declare the full amount of all of the loans immediately due and payable, foreclose on the security for the loans, or exercise any other legal rights based upon breach of the Investment Agreement.  DMRJ Group did not notify us of its intent to exercise any of its rights based upon default of the Company under the Investment Agreement.

On October 17, 2012, we entered into a Fifth Amendment to the Investment Agreement with DMRJ Group.  The Fifth Amendment provided for us to receive up to $100,000 in additional funds in two advances of $50,000 each.  Only one of these $50,000 advances was taken in 2012.  The advances are not deemed to be Kiewit Advances, which means that they will not be subject to the mandatory prepayment requirements under the Investment Agreement.  In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 31, 2012 to December 15, 2012.

On January 29, 2013, we entered into a Sixth Amendment to the Investment Agreement with DMRJ Group.  The Sixth Amendment provided for us to receive additional funds in one advance of $50,000. This advance replaced the second October Term Loan Advance, which had never been drawn.  The advance was not deemed to be a Kiewit Advance. In addition, the maturity date of the entire loan balance due to DMRJ was moved from December 15, 2012 to March 5, 2013.

On April 30, 2013, we agreed to the terms of a Seventh Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on June 26, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from March 5, 2013 to June 30, 2013.  The Seventh Amendment provided for us to receive additional funds in two advances of $50,000.  The first advance was received on May 2, 2013 and the second advance was received on June 26, 2013.  The June 30, 2013 loan payment was not made.

On July 24, 2013, we agreed to the terms of an Eighth Amendment to the Investment Agreement with DMRJ Group.  This Amendment became effective on July 24, 2013 and as a result of the terms of the amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from June 30, 2013 to September 30, 2013.  The Eighth Amendment provided for us to receive additional funds in two advances.  The first advance in the amount of $100,000 was received on July 24, 2013 and the second advance was received on August 23, 2013 in the amount of $50,000.

The September 30, 2013 payment was not made and a Ninth Amendment to the Investment Agreement was entered into on October 24, 2013.  As a provision of this amendment, the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  The Ninth Amendment provided for us to receive additional funds in four advances of $25,000 each. The advances were to be used for ordinary course general corporate purposes. The advances could be drawn for four successive calendar months commencing in October 2013 in the aggregate principal amount of $25,000 each for an aggregate of up to $100,000.  The interest rate on these advances is 2% per month. Two of these advances were drawn in 2013, with a third draw taken in January 2014.  The January 31, 2014 loan payment that was due was not made.

DMRJ Group Investment Agreement - Current Terms

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over four months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015.  On the last business day of each month, commencing October 31, 2014, we are required to pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all loan advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  The first term loan under the amendment in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit in February 2014. Onsite development of the project began at that time.   If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.  A total of $5,500,000 was drawn on the loan pursuant to the Tenth Amendment.  No repayments have been made.

In addition, on February 19, 2014, we issued to DMRJ Group 249,603 shares of Series B Preferred Stock.  Each Series B share is convertible into 100 shares of common stock. We amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude from the definition of convertible securities, the shares of Series A Preferred Stock and the Series A-2 Preferred Stock previously issued to DMRJ Group and any future issuances of any shares of Series A, Series, B, and Series A-1 and A-2 to DMRJ Group or any of its affiliates.

On March 17, 2015 we agreed to the terms of an Eleventh Agreement to the Investment Agreement with DMRJ Group.  This amendment provides for a new schedule of minimum payments, with the first minimum payment due on May 31, 2015.

If we lose our mining leases and other assets to DMRJ Group in foreclosure, we will not be able to continue our business operations as currently planned and any shareholder would lose their entire investment in our common stock.

Operations

On January 7, 2014, we received final approval from the BLM of the Kiewit Large Mine Permit which allowed us to develop the Kiewit deposit and put it into production.  Development began in February 2014.  Construction at the site was funded with a total of $5,500,000 in loan advances pursuant to the Tenth Amendment to the Investment Agreement with DMRJ Group, which was under the budgeted amount of $5,700,000.  Revenue from this heap leach operation began in October 2014 with the first sales of gold and silver.  Extraction of mineralized material is ongoing with some moderate winter interruption.

Crushing is contracted through a local crushing contractor and all other production functions of the heap leach mining operation and the carbon column process system are performed by us.  Carbon stripping and final metals refining are performed by others at off-site locations.

Competition

The precious metal exploration and mining industry is highly fragmented.  We expect to compete with many other exploration companies looking for gold, silver and other minerals.  We are among the smallest of the exploration companies in existence and are a very small participant in the precious metal industry.  However, we generally expect to compete favorably with other exploration companies since the claims held by us in the Gold Hill Mining District consolidate the principal mining areas and limit the ability of other exploration companies to commence material exploration activities in the district.  Furthermore, if we are able to successfully recover copper, gold and other by-products from our claims, it is likely that we will be able to sell all minerals that we are able to recover.

Government Compliance

Our operations are subject to extensive federal and state laws and regulations designed to conserve and prevent the degradation of the environment.  These laws and regulations require obtaining various permits before undertaking certain exploration or mining activities and may result in significant delays, substantial costs and the alteration of proposed operating plans.  As discussed below under Permits, North American Exploration, Inc. and JBR Environmental Consultants, Inc. were retained to assist us in obtaining the necessary mining and environmental permits and clearances.  Meeting these regulatory requirements necessitated significant capital outlay.  In addition, obtaining these environmental permits does not eliminate liability of the owner and operator of the property for damages that may result from specific operations or from contamination of the environment.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims.  The 2014 annual maintenance fee payable to the BLM on our unpatented claims was $38,285 and was paid in August 2014.  The required affidavit was filed with the Tooele County Recorder on August 27, 2014.  Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained.  Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States.  Property taxes on the patented claims were $9,829 for 2014 and the mineral lease fees were $5,424.  We anticipate that the annual maintenance fees will not significantly increase in 2014, however the personal property taxes are expected to increase due to the addition of machinery and equipment which have been purchased as part of the project development.

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

Employees

At December 31, 2014, we had 20 full-time and 2 part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or 50 hours per week for this business.  We also engage Marianne Havenstrite, wife of Rick Havenstrite, on a part-time basis, as our Treasurer and Principal Financial Officer.  Both of these employees have accrued all of their wages throughout part of 2012 all of 2013 and the first month of 2014. Since then, wages have been paid as earned.   They are based out of our Reno, Nevada office, along with other office and engineering personnel. In February of 2014, we added several employees to begin construction of the Kiewit project.  These employees work at our Gold Hill project site.

ITEM 1A.  RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this Annual Report on Form 10-K, should be carefully considered by those who invest in our securities.  Any of the following risks could materially and adversely affect our business, financial condition or operating results and could decrease the value of our Common Stock.

Risks Relating to Our Business

The Amended and Restated Promissory Note with DMRJ Group, in the amount of $15,165,144 including principal and interest, matures on October 31, 2016. There is no certainty we will be able to enter into further amendments to the Note and there is also no certainty we will be able to generate enough income to pay the amount owed by the maturity date. If we fail to pay the Note by the maturity date and do not enter into further amendments to the Note with DMRJ Group, DMRJ Group will have the ability to foreclose on our mining claims at any time, and if DMRJ Group forecloses on our mining claims, our business could fail.

In conjunction with entering into the Tenth and Eleventh Amendments to the Investment Agreement with DMRJ Group, we entered into an Amended and Restated Promissory Note (the “Note”) with DMRJ Group. The principle amount of the Note is $11,789,492 and is due by October 31, 2016, along with accrued interest at December 31, 2014 of $3,375,652.  Our loan advances from DMRJ Group under the Investment Agreement, as amended, are secured by all of our assets, including our mining leases and equipment.  The Investment Agreement, as amended, also contains numerous affirmative and negative covenants which require us to perform certain obligations or refrain from certain actions so long as any amounts are owed to DMRJ Group under the Investment Agreement, as amended.  If we fail to meet all of our covenants under the agreement or if we fail to make any required payment of principal or interest when due, it is likely that DMRJ Group would call the full amount of the outstanding balances on our loans immediately due.  If we are unable to repay the outstanding balances at that time, we anticipate that DMRJ Group would foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  Because the Investment Agreement, as amended, limits our ability to obtain outside funds during the effective period of the Investment Agreement, it is possible that we would not be able to obtain alternate financing to satisfy the obligations owed to DMRJ Group in the event of foreclosure.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

The Eleventh Amendment to the Investment Agreement with DMRJ Group requires a minimum payment of $500,000 by May 31, 2015. There is no certainty we will be able to enter into further amendments to the Investment Agreement and there is also no certainty we will be able to generate enough income to pay the amount owed by the due date.  If we fail to pay the minimum payment by the due date and do not enter into further amendments to the Investment Agreement with DMRJ Group, DMRJ Group will have the ability to foreclose on our mining claims at any time, and if DMRJ Group forecloses on our mining claims, our business could fail.

Pursuant to the Eleventh Amendment to the Investment Agreement with DMRJ Group, there is a minimum payment of $500,000 due by May 31, 2015. Our loan advances from DMRJ Group under the Investment Agreement, as amended, are secured by all of our assets, including our mining leases and equipment.  If we fail to make any required minimum payment when due, it is possible that DMRJ Group would call the full amount of the outstanding balances on our loans immediately due.  If we are unable to repay the outstanding balances at that time, we anticipate that DMRJ Group could foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets.  Because the Investment Agreement, as amended, limits our ability to obtain outside funds during the effective period of the Investment Agreement, it is possible that we would not be able to obtain alternate financing to satisfy the obligations owed to DMRJ Group in the event of foreclosure.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2014 and 2013 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2014, raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2014, we have continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our profitability will be significantly affected by changes in the market price of gold and silver, and other minerals. These mineral prices fluctuate widely and are affected by numerous factors, all of which are beyond our control.  For example, the price of gold can be influenced by the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; speculation; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold producing countries throughout the world, such as Russia and South Africa.  The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable.  If that happens, then we could lose our rights to our property and be compelled to sell some or all of these rights.  Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon the level of metals prices remaining sufficiently high to make the development of our property economically viable.  An investor may lose its investment if the price of these minerals substantially decreases.  The greater the decrease in the price of gold or other minerals, the more likely it is that an investor will lose money.  Our minimum payments due to DMRJ Group was based on the price of gold estimated at $1250.  If we are unable to make the minimum payments required by the Investment Agreement, DMRJ Group could foreclose on all of our assets and an investor would lose their investment in the Company.

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

Exploration activities usually require the granting of permits from various governmental agencies.  For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit.  Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken.  Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.  As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits.  The needed permits may not be granted at all.  We have experienced substantial delays in obtaining the necessary operating permits to commence operations on our claims. To date, 20 permits and licenses have been obtained for the development of the project.  The reclamation permit, submitted to the Utah Division of Oil, Gas, and Mining (“DOGM”) in February 2010, has been approved.  The BLM has approved the mine plan as complete and it has been reviewed by the National Environmental Protection Agency (“NEPA”).  We were granted the final Kiewit Large Mine Operations permit by the BLM on February 19, 2014 and have posted the reclamation bond necessary to proceed with operations.  Construction is now complete and operations began in fourth quarter 2014.

On March 20, 2013, the Confederated Tribes of the Goshute Reservation (“Tribes”) sent a letter to the Bureau of Land Management (“BLM”) outlining their review of the Kiewit Mine Project Draft Environmental Assessment.  The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values, and many other environmental resources.  On February 6, 2014 the Tribes filed an appeal of the permit with the BLM.  On April 10, 2014, the BLM was granted an extension of time to May 7, 2014 to answer the appeal and on May 8, 2014 an additional extension of time was granted to the BLM to June 6, 2014 to answer the appeal.  On June 6, 2014 the BLM submitted their response to the appeal.  On August 14, 2014, the BLM rejected the Tribe’s request for a stay.  If the Tribe’s appeal is successful, we may lose our Large Mine Operations permit and our business could fail.

If the funding from DMRJ Group is insufficient to fund future exploration, we will need to obtain additional financing to fund our exploration program.

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

Our evaluation of the Gold Hill mining claims is primarily a result of historical exploration data.  Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values and do not have proven or probable reserves at this time or to evaluate the likelihood that our business will be successful.  We have earned revenues from mining operations through sales of gold and silver.  There are a number of difficulties normally encountered by early stage mineral exploration companies.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and production of the mineral properties that we plan to undertake.  These potential difficulties include, but are not limited to, unanticipated problems relating to exploration and development, and additional costs and expenses that may exceed current estimates.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses.  We recognize that if we are unable to generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful.  If we are unsuccessful in addressing these risks, our business could fail.

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

The properties on which we have the right to explore for precious minerals are not known to have any proven or probable reserves.  Whether a precious mineral deposit can be mined at a profit depends upon many factors.  Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other mineral which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.  We are also obligated to pay royalties and taxes on certain of our mining activities, as explained below, which will make our ability to operate profitably more difficult.

We are a junior exploration company with limited operating mining activities and we may never increase our mining activities in the future.

Our business is exploring for gold, silver and other precious minerals.  Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws.  In the event we increase operations on our mining properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time.  It is possible that changes to these laws will be adverse to any potential mining operations.  Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations.  Our future mining operations, may also be subject to liability for pollution or other environmental damage.  We are not currently insured against this risk because of high insurance costs.

We have a short operating history, have only lost money and may never achieve any meaningful revenue.

Our operating history consists of limited operations and continuation of preliminary exploration activities.  We have already lost money due to the expenses we have incurred in acquiring the rights to explore on our property and starting our preliminary exploration activities.  Exploring for precious minerals or resources is an inherently speculative activity.  Our revenue could be adversely affected by many outside influences and we may never achieve revenue in amounts sufficient to provide for payment of our expenses and debt.

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

Our exploration activities may be adversely affected by the local climate.

The local climate sometimes affects our exploration activities on our properties.  Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or could occasionally prevent us temporarily from conducting exploration activities on our property.  Because of their rural location and the lack of developed infrastructure in the area, our mineral properties in Utah are occasionally impassible during the winter season. During this time, it may be difficult for us to access our property, maintain production rates, make repairs, or otherwise conduct exploration activities on them.

Risks Relating to the Mining Industry

Exploring for precious metals is an inherently speculative business.  The properties on which we have the right to explore for precious minerals are not known to have any proven or probable reserves.  If we are unable to extract gold, silver, or any other resources which can be mined at a profit, our business could fail.

Natural resource exploration, and precious metal exploration in particular, is a business that by its nature is speculative.  There is a strong possibility that we will not discover gold, silver, or any other resources which can be mined or extracted at a profit.  Even if we do discover precious metal deposits, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it.  Few properties that are explored are ultimately developed into producing mines.  Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.  If we are unable to extract gold, silver, or any other resources which can be mined at a profit, our business could fail.

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

Precious metals exploration, and resource exploration in general, is a very competitive business.  Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration and production activities.  Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program.  Fuel prices are extremely volatile as well.  We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available.  If we cannot find the equipment and supplies needed for our various exploration and production programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available.  Any such disruption in our activities may adversely affect our exploration activities and financial condition.

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

•

changes in the prices of gold and silver;

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

During the year ended December 31, 2009, we entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if we do not place the Yellow Hammer property into commercial production within a three-year period we will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer property operated for several months in 2011.  Under the terms of the Joint Venture Agreement, we are required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense on this property in 2014 or in 2013.  No payment has been made on this property and no official forfeiture notice has been received regarding this nonpayment.

Also, during the year ended December 31, 2009, we entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, we are required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  We are also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, we will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  We had not begun commercial production and the annual payments due on July 24, 2014 were made on July 22, 2014 and accepted by Clifton Mining for the Clifton Shears and Kiewit properties.  The Cane Springs property payment was not made in 2013 and this claim was released back to Clifton Mining at that time.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility.  On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  We constructed a 750,000 square foot heap leach facility and a carbon column process plant near the Kiewit site to accommodate the disseminated gold material from the Kiewit project.  Construction was essentially complete by September 2014.

We have commenced extraction of mineralized material from the Kiewit lode claims and we earned gross revenue in 2014 in the amount of $1,224,892.  Royalties and mining severance tax based on production were due to Clifton Mining Company and the State of Utah, respectively, beginning in November 2014 and initial payments have been made.  Severance tax and royalties have been paid on revenue through December 2014 and monthly royalty payments are in effect.   The Company’s first metal sales occurred in October 2014. Extraction of mineralized material is ongoing despite some moderate winter related delays that have been encountered.

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

Pronounced differences in temperatures between night and day are common, with the dryness of the air mitigating the high temperatures which predominate the summer days.  Annual precipitation averages approximately 12 inches with about half falling in the months from February to May.  Rainfall during summer to early fall is commonly in the form of severe thunderstorms.  Snow may be expected between October and May.  Fieldwork in the area is generally permitted throughout most of the year.

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

Geology

Our Gold Hill project is underlain by Carboniferous limestone and shale units of the Ochre Mountain Limestone, Manning Canyon, and Ochre Formations.  Two distinctly separate igneous plutons intrude the sediments: a Jurassic granodiorite in the north and an Oliglocene quartz-monzonite in the south.  Intense structural preparation is exhibited in different forms throughout the property with extensive primary north south fracturing exhibited in most areas.  Considerable east-west fracturing exists in the center of the project area and appears to control and/or host mineral occurrences.  Generally, economic mineralization exhibits a close special relation to the Jurassic granodiorite with economic mineralization occurring both along the sediment contacts and the fractures within the intrusive.  Nevertheless, there are no proven or probable reserves which would substantiate an established commercially minable deposit for extraction.  The close, special relationship of the granodiorite to many of the mineral occurrences suggests it is the primary source of the mineralization.  The Nolan Report described several separate faulting, folding, and mineralizing events in the district.

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

Exploration Plans

Development of processing activities on the Kiewit Claims was completed in 2014.  Set forth below is a brief discussion of the material plans relating to these projects:

Kiewit Gold Claims.  Based on prior exploration work performed by Dumont Nickel between 2004 and 2006, management believes that mineralized material located on the Kiewit claims is a highly oxidized, highly fractured, highly disseminated and cyanide amenable hydrothermal gold deposit, with very minimal silver occurrences with the gold.  Independent metallurgical testing by McClelland Laboratories in Reno, Nevada, has shown recoveries of 70% of gold are achievable with very low reagent consumptions but with the need for very fine crushing. We are mining and crushing material and are using a cyanide heap leach operation to recover gold and silver.  Mining, haulage operations, and placement of the material on the leach pad are performed in-house and crushing is performed by an outside contractor.  The claims are located approximately 3,000 feet northeast of the leaching facility.  Permitting for this project was received in January 2014 and the Reclamation bond was posted in February 2014.  Development of the heap leach pad and process facility is complete with production of gold realized in fourth quarter of 2014.

Kiewit Heap Leach Facility.  We process mineralized material extracted from the Kiewit claims through a heap leach facility constructed approximately 3,000 feet to the southwest of the Kiewit claims on patented claims we currently lease.  The project included the construction of a 750,000 square foot clay and plastic lined pad and pond and a 650 gallon per minute carbon column recovery facility.

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

We have suspended Yellow Hammer operations and the processing of its mineralized material through the Cactus Mill.

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

After retaining North American Exploration, Inc. of Kaysville, Utah and JBR Environmental Consultants, Inc. of Sandy, Utah to assist us we obtained the final permit necessary to commence construction and development for operations.  This permit was received in first quarter 2014 and the reclamation bond was posted in February 2014.  Development of the project used funding provided by DMRJ Group.  The property is located in an historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area.  The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area, with low water quality.  Management believes that through our leased patented claims we have adequate private land for process facilities.  There is no material access from any metropolitan area or community.  Management believes that no previous work by any operator has been contested by regulators or others.  On March 20, 2013, the Confederated Tribes of the Goshute Reservation outlined in a letter to the BLM their review of the Kiewit Mine Project Draft Environmental Assessment. The letter alleged the Environmental Assessment is flawed in the development and analysis of alternatives, conformance with applicable BLM land use plans, and disclosure, analysis and mitigation of impacts on cultural resources, Native American values and many other environmental resources.  On January 6, 2014 the permit was issued by the BLM and on February 6, 2014 the Tribes filed an appeal to the issuance of the permit.  The appeal remains in place but a request for a stay was denied.

Set forth below is a summary of the status of the permitting process for the various segments of the project:

Yellow Hammer Small Mining Operations Permit:  This permit was absorbed into the new Kiewit Large Mine permit.

Cactus Mill Site:  We currently hold a Large Mining Operations Permit from DOGM for the pilot plant which allows flotation and gravity concentration.  This permit was granted in October 1995 to Ivanhoe Joint Venture and was ultimately assigned to us on April 6, 2009.  We have also entered into a Reclamation Contract with the Division which was originally effective August 9, 2002, and transferred to us on April 6, 2010.  We have also posted a reclamation bond in the amount of $42,802 for this project with DOGM.  Mineralized material for this pilot plant was generated exclusively from the Yellow Hammer claims under the above–referenced Small Mining Operations Permit.  Operations at this plant are currently suspended.

Kiewit Project:  This deposit exists entirely on BLM unpatented mining claims from which an environmental assessment was previously completed by Dumont Nickel, a predecessor operator, on the affected area.  The heap leach pad and process area are located on patented mining claims approximately 3,000 feet to the southwest of the Kiewit claims.

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

Yellow Hammer Exploration:  This permit was absorbed into the Kiewit Large Mine permit.

Kiewit Exploration Permit:  This permit was originally transferred from Dumont Nickel.  It covers approximately 1,500 acres around the Kiewit pit.  A $16,500 bond is in place to cover existing disturbance.

Water and Power

Pursuant to our lease agreement with Clifton Mining, we have access to Cane Springs, a natural flowing spring approximately 1,000 feet southwest of the Cactus Mill site, as well as the Cane Springs mine shaft located approximately ¼ mile south of the Cactus Mill.  We have reconstructed pipe lines from Cane Springs and the Cane Springs shaft to the Cactus Mill pilot plant.  Management believes the water from these two sources will be sufficient to operate the pilot plant and the initial operations at the Kiewit heap leach, if needed.  We have been granted a one cubic foot per second water right from the Utah Division of Water Rights to provide water to the proposed Kiewit heap leach facility, which management believes will be sufficient to operate the proposed facility.  We have constructed a well adjacent to the facility to provide this water. We are exploring additional alternatives for power to the property.

Offices and Other Facilities

Our corporate office is located in Reno, Nevada and Mr. Havenstrite, our President, operates from this office and also works on site at our mining property in Tooele County, Utah.  Monthly rent for the office space in Reno is $1,000.   Financial and engineering activities are performed in this office and rent includes use of the business equipment needed to perform these functions.  This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by Mr. Havenstrite.  Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time.  Because of limited cash resources, these rents accrued in 2013 and the first two months of 2014 rather than being paid.  Beginning in March of 2014, the rents are paid as charged.  Total accrued rent for office space in Reno, Nevada at December 31, 2014 is $8,500.

We rent a core-logging facility located on the Tooele County airport grounds in Wendover, Utah.  The facility includes a separate core splitting and sawing room, field supply storage rooms and sufficient floor space for logging tables and racks to hold over 21,000 feet of HQ core boxes.  Monthly rent for this space is $350 and the rental arrangement is terminable at any time.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item aside from the appeal by the Tribes, as discussed above.  We have been granted intervener status in the ongoing appeals process between the Tribes and the BLM as a method to have access to the information relating to that appeal.  The stay of action that was requested was denied; however, the appeal remains active.

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

Unregistered Sales of Securities

During the quarter ended December 31, 2014, we issued a total of 10,714 shares each to West C Street, LLC and Ibearhouse, LLC as the monthly payments of interest for two months on their convertible notes.  Interest for December 2014 is to be paid in cash and a total of $7,500 is accrued at December 31, 2014 for future payment.  A total of 117,854 shares were issued during 2014 as payment of eleven months interest on the convertible notes.  The shares were valued at $0.70 for payment of the interest.  In addition, 150,000 shares were issued each to West C Street, LLC and Ibearhouse, LLC as penalty shares as part of the extension of the due date of the notes to November 30, 2015.  These shares were valued at $0.04 per share, a value recently arrived at by an independent valuation firm and agreed to by management.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

Holders

At December 31, 2014, we had 638 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed OTC Stock Transfer, Salt Lake City, Utah, to act as the transfer agent of our common stock.  We act as our own transfer agent for the Series A, A-1, A-2 and B Preferred Stock.

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

So long as we had any outstanding obligations to DMRJ Group under the provisions of our Investment Agreement, as per the Fourth Amendment to the Investment Agreement, we were prohibited from declaring or paying any dividends.

The holders of the Series A preferred shares were originally entitled to quarterly dividends equal to 10% of our consolidated net income for each quarter that we report net earnings, commencing with the quarter beginning July 1, 2011.  No dividends have been paid to date.  This provision for dividends for the preferred stockholders was eliminated with the Tenth Amendment to the Investment Agreement, dated February 19, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

We are a mineral exploration company located in the Gold Hill Mining District in Tooele County, Utah.  We are currently focused on exploration and development of our Kiewit claims and operation of a heap leach processing facility.

We were originally incorporated in the State of Idaho on November 5, 1957.  For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2008 we changed our corporate domicile from the State of Idaho to the State of Nevada.  In May 2009 we raised funds to recommence mining activities.  In July 2009 we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah.  We hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 25 square miles.  From these claims we have centered our exploration activities on the Yellow Hammer, the Kiewit, the Rainbow Hill, the Cane Springs, the Lucy L, Oquirrh Springs, the Rustler and the Frankie sites.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”). According to the terms of the original agreement, DMRJ Group had committed to loan to us up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note.,

In July 2010, in connection with this agreement, we issued 958,033 shares of Series A Preferred Stock to DMRJ Group at $0.001 par value for $958 cash.  We recorded a discount to the loan proceeds in the amount of $669,664, which was valued based on the stock price of $0.70 less the cash received for the preferred stock.

Due to the delays caused by the lengthy permitting process, the repayment dates and other terms of the loans have been deferred due to waivers, forbearances, and amendments to the initial Investment Agreement, which make up Amendments four through ten,  The loan is currently consolidated into one amount that is governed by the Eleventh Amendment, as detailed below.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  At that time, our principal balance due to DMRJ was $6,264,492 plus accrued interest.  The Tenth Amendment provides for funding of mining operations through a series of Monthly Term Loan Advances totaling a maximum of $5,700,000 over four months.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015.  Additionally, on the last business day of each month, commencing October 31, 2014, we shall pay to the Investor an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  On-site development of the project is essentially complete.  Total loan funds were drawn in the amount of $5,500,000, which was $200,000 below the budgeted loan funds of $5,700,000.

The February 28, 2015 minimum payment due in the amount of $500,000 was not made and the Eleventh Amendment to the Investment Agreement with DMRJ Group was agreed upon.  The amendment provided for a new schedule of minimum payments to be made, as detailed below:

A summary of DMRJ Group-related amounts is as follows:

	December 31,	December 31,
	2014	2013
Note Payable – DMRJ Group
Yellow Hammer, total per 4th Amendment	4,941,177	4,941,177
Accrued interest capitalized with 5th amendment	885,521	885,521
October 2012 term loan advance	50,000	50,000
2013 Loan Advances and Adjustments	387,794	387,794
Total loan balance at December 31, 2013	6,264,492	$6,264,492
2014 Loan Advance per Ninth Amendment	25,000
2014 Loan Advances for construction	5,500,000
Total loan balance at December 31, 2014	$11,789,492

Accrued interest on DMRJ loans	$3,375,652	$1,781,027

Amended minimum principal and interest payment amounts were established as part of the Eleventh Amendment beginning in May 2015 as follows:

May 31, 2015	$500,000
August 31, 2015	1,000,000
November 30, 2015	4,000,000
February 28, 2016	1,500,000
May 31, 2016	750,000
August 31, 2016	3,000,000
October 31, 2016	3,000,000

Total	$13,750,000

Repayment of this debt has not yet begun. If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

Results of Operations for the Years Ended December 31, 2014 and 2013

During the years ended December 31, 2014 and 2013, we had net losses of $3,372,202 and $2,759,534, respectively.  This represents an increased net loss of $612,668 for the year ended December 31, 2014.  The increase in net loss for the year ended December 31, 2014 is generally attributable to an increase in financing expense due to the further restructuring of the DMRJ debt.

Liquidity and Cash Flow

Net cash used by operating activities was $1,507,180 during the year ended December 31, 2014, compared with $381,829 cash used during the year ended December 31, 2013.  The increase in cash used by operating activities is primarily attributable to the onset of production activities which created the accumulation of inventories.  This increase was partially offset by an increase in accounts payable and interest payable.

Net cash used by investing activities was $3,610,199 during the year ended December 31, 2014, compared to cash used by investing operations of $9,742 during the year ended December 31, 2013.  The increase in cash used by investing is attributable to the acquisition of reclamation bonds needed to begin production and to the purchase of fixed assets and project development during the year ended December 31, 2014.

Net cash provided by financing activities was $5,270,501 during the year ended December 31, 2014, compared with $387,794 during the year ended December 31, 2013.  The increase is primarily a result of increased borrowing from DMRJ Group to provide for development of the project.

As a result, cash increased by $153,122 during the year ended December 31, 2014, leaving us a cash balance of $161,645 as of December 31, 2014, as compared to an ending cash balance of $8,523 as of December 31, 2013.

Under the terms of the Eleventh Amendment to the Investment Agreement with DMRJ Group, repayment of all loan advances is due in full by October 31, 2016.  This Eleventh Amendment provides for repayment of the debt through operations with a series of required minimum payments beginning May 2015.  Effective October 31, 2014, all working cash flow from operations, subject to a minimum balance of $200,000, is due to DMRJ Group at the end of each month, for each previous month.  Loan repayments have not yet begun, but are anticipated to begin in 2015.  If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

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

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered.   The Company records ore on leach pad, ore in carbon column in process and gold doré, at average production cost per gold ounce, less provisions required to reduce inventory to net realizable value.  Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, equipment, and mineral properties; and mine administrative expenses.   Revenue from the sale of silver is accounted for as by-product and is deducted from production costs.   Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type).  The nature of the leaching process inherently limits the ability to precisely monitor inventory levels.  As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time.   As of December 31, 2014, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 months.

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with ASC 932 Extractive Activities.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to explore new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and will be amortized on units of production basis over proven and probable reserves. The Company does not have proven and probable reserves at this time.

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

Reclamation and Remediation

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements.  Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties.  We use assumptions about future costs, capital costs and reclamation costs.  Such assumptions are based on our current mining plan and the best available information for making such estimates.  In calculating the present value of the asset retirement obligation we used a credit adjusted risk free interest rate of 10% and projected mine lives of 5 to 12 years, depending on the site.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.  At December 31, 2014 and 2013, an Asset Retirement Obligation has been recorded in the amount of $740,268 and $69,920 respectively, for all of our Gold Hill properties.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of the year ended December 31, 2014, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon this evaluation, Mr. and Mrs. Havenstrite concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the year ended December 31, 2014, no information was required to be disclosed in a report on Form 8-K that was not reported during the period.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 31, 2015 the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years.  The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors.  The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Rick Havenstrite	56	Director & President	2009

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

Daniel Small	45	Director	2011

Mr. Small was appointed to our Board of Directors in May, 2011.  Mr. Small has been a Managing Director of Platinum Management (NY) LLC, the advisor to Platinum Partners Value Arbitrage Fund LP, a multi-strategy investment fund since 2007.  Prior thereto he was a Senior Analyst at Glenview Capital Management, a long short-equity hedge fund from 2004 to 2007.  Mr. Small was a Director in the Strategic Risk Group, a proprietary investment platform at Merrill Lynch from 2003 to 2004.  Mr. Small was a Senior Analyst at Troubh Partners, a long short-equity hedge fund from 2000 to 2002.  He graduated magna cum laude with a B.S.E. from the Wharton School and received a J.D. from the University of Pennsylvania Law School.  Mr. Small has served as a director of our company since May 2011.  He has also served on the board of Black Elk Energy Offshore Operations LLC since 2009.

David Levy	30	Director	2011

Mr. Levy was appointed to our Board of Directors in May, 2011.  He currently serves as co CIO of Platinum Partners, a position he has served in since January of 2015. Before that time he served as a Portfolio Manager for Platinum Partners from 2010 to 2013.  He also worked as the CIO for B Asset Manager during 2014.  He specializes in structuring and negotiating financings at all levels of the capital structure through extensive industry research financial analysis and modeling.  Mr. Levy graduated with honors from Sy Syms School of Business of Yeshiva University.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law.  We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2014, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified.  There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

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

We are not aware of any legal proceedings in which any director, officer or affiliate of our company, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiaries.

Committees

Because of its small size, the Board of Directors carries out the duties of the committees.  We do not have compensation, audit, nominating, or other standing committees of the Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $	All Other Compensation $	Total $
Rick Havenstrite, President and CEO	2014	245,482(2)	11,000(1)	256,482
	2013	120,000	10,200(1)	130,200

(1)

Mr. Havenstrite received $11,000 and $6,000 in 2014 and 2013 (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada.  We also paid $4,200 in 2013 to RMH Overhead, for rent on an automobile.  Effective October 2012 these amounts have accrued rather than being paid, until February 2014 when payments for office rent began to be paid in cash.  Vehicle rent was discontinued in January 2014.  The total accrued rent for auto and office space at December 31, 2014 for Mr. Havenstrite is $13,750.

(2)

Mr. Havenstrite’s compensation consists of $120,000 in base salary (of which $7,542 was accrued).  In 2014, Mr. Havenstrite was issued 3,137,066 shares of common stock valued at $125,482 in lieu of accrued salary of $40,000 and as a management incentive bonus.  These shares were valued at $0.04 per share, a value arrived at by management in conjunction with an independent valuation.

In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our company.  The term of the agreement is for four years, expiring September 1, 2014, with automatic one-year extensions unless notice is given by either party.  Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company.  Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time.  In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 50 hours per week, to our business and approximately 10%, or 5 hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada.  He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us.  The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board of Directors or the Compensation Committee (if any).  In the event we terminate the agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay Mr. Havenstrite a severance package equal to three times the initial base salary if such termination occurs on or before August 31, 2011, and one and one-half times the largest annual base salary plus the largest annual performance compensation received by Mr. Havenstrite under the Agreement if such termination occurs after August 31, 2011, payable 75% within 30 days and the balance within 30 days of the first anniversary of the termination.

During 2014 and 2013 we paid Mr. Havenstrite a salary of $10,000 per month. Beginning in June 2012, this amount was accrued rather than paid.  At December 31, 2014, accrued wages payable to Mr. Havenstrite are $165,000.  In 2014, Mr. Havenstrite received a management incentive stock bonus of 3,137,066 shares of common stock. As part of this agreement, he agreed to take a reduction of $40,000 in accrued compensation.  The stock was valued at $0.04 per share, a value arrived at by management in conjunction with an independent valuation company.

Equity Awards

As of December 31, 2014, there were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officers.

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

The plan is administered by the Board of Directors.  The persons eligible to participate in the plan are as follows: (a) employees of our company and its subsidiaries; (b) non-employee members of the Board of Directors or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to us or our subsidiary.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until July 17, 2018, whichever is earlier.  As of December 31, 2014, all of these shares had been issued and the plan is no longer in effect.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2014:

DIRECTOR COMPENSATION

Name & Principal Position	Year	Salary and Fees $	Total $
Eric Moe, former Director(1)	2014	55,000(2)	55,000
Daniel Small, Director	2014	-	-
David Levy, Director	2014	-	-

(1)

Mr. Moe resigned as a director on February 19, 2014.

(2)

Consulting fees due to Mr. Moe paid to Mr. Moe through June 2012 and accrued at $10,000 per month for the months July 2012-January 2013. Unpaid fees in the amount of $15,000 are accrued and reflected in accounts payable at December 31, 2014.  Mr. Moe has agreed to be paid amounts accrued to him in installments upon funding of the Kiewit project.  Per this agreement, Mr. Moe received $55,000 in 2014 and has been paid the remaining $15,000 in 2015.

As per the terms of his termination agreement, Mr. Moe has been receiving monthly installments of $5,000 beginning in February 2014 and the balance of $15,000 is reflected in our accounts payable at December 31, 2014.  This balance has since been paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 25, 2015, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	4,162,066(2)	31.88%
Daniel Small Carnegie Hall Tower 152 West 57th Street New York, NY 10022	27,718,333(3)	67.98%
David Levy Carnegie Hall Tower 152 West 57th Street New York, NY 10022	-	-
Executive Officers and Directors as a Group (4 Persons)	31,880,399	78.19%
Eric Moe 8305 N. Colton Place Spokane, WA 99208	1,180,400	9.04%
Ibearhouse, LLC(4) Kelley Price 7806 NE 10th Street Medina, WA 98039	1,433,208	10.98%
West C Street, LLC(5) Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	1,433,208	10.98%
DMRJ GROUP I, LLC(3) Carnegie Hall Tower 152 West 57th Street New York, NY 10022	27,718,333(3)	67.98%

(1)

This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2015, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At March 25, 2015, we had 13,056,603 shares outstanding.

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

(4)

Kelley Price has sole voting and investment power over these shares.

(5)

Richard Meadows has sole voting and investment power over these shares.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of the company’s stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the fiscal year ended December 31, 2014, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders(1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

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

In February 2010 and March 2014, we amended the plan to increase the number of shares available from 1,250,000 to 3,000,000 and from 3,000,000 to 4,256,733 shares of our common stock, respectively, which are authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of further stock splits, stock dividends, and other situations.  So long as we have any outstanding obligations to DMRJ Group, we are restricted to granting options or issuing shares under the plan in excess of 1,100,000 shares.  Under this incentive plan, we have issued 4,256,733 shares as of December 31, 2014 and, since all of the authorized shares have been issued under the plan, the plan is no longer in effect.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On November 30, 2014, under the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2012 (the “Notes”), as corrected, between our company and West C Street LLC and Ibearhouse, LLC (the “Note Holders”), the Notes were scheduled to mature and our company would have been required to pay each of the Note Holders the principal amount of $300,000.

Our Company was unable to pay the required payments and on December 31, 2014, our company and the Note Holders entered into amendments to the Notes which extended the maturity dates to November 30, 2015, authorized the issuance of 150,000 shares of our common stock to each of the Note Holders, and authorized the payment of interest in cash to each of the Note Holders until the new maturity date.  The interest is currently accruing.

On June 18, 2013, we entered into an agreement with Eric Moe, one of our directors, to terminate the consulting agreement dated September 1, 2010, as amended on May 3, 2011, between him and our company.  Under the terms of the termination agreement, we have agreed to pay Mr. Moe a severance fee of $70,000 at the rate of $5,000 per month beginning with the first month following the date on which we receive funding for our mining project after receipt of necessary mining permits.  Mr. Moe has agreed to voluntarily resign as a director and any office held by him upon our receipt of the funding.  The effective date of the termination of the consulting agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, we have agreed to indemnify Mr. Moe to the fullest extent provided by Nevada law for his service as a director or consultant.  At December 31, 2014 we had paid Mr. Moe $55,000 pursuant to this agreement and the remaining $15,000 has since been paid.

On June 24, 2013, we entered into an agreement with Robert E. Jorgensen, one of our directors, to terminate the employment agreement dated September 1, 2010, as amended on May 3, 2011, between him and our company. Under the terms of the termination agreement, we have agreed to pay Mr. Jorgensen a severance fee of $120,000 at the rate of $6,000 per month beginning with the first month following the date on which we receive funding for our mining project after receipt of necessary mining permits.  We also agreed to issue to him 150,000 shares of common stock as a severance benefit.  The effective date of the termination of the consulting agreement was made retroactive to April 30, 2013.  Pursuant to the terms of the termination agreement, we have agreed to indemnify Mr. Jorgensen to the fullest extent provided by Nevada law for his service as an officer, director or employee.  At December 31, 2014 we had paid Mr. Jorgensen $66,000 pursuant to this agreement.  We expect to pay the balance due to Mr. Jorgensen during 2015.

In June 2011, an agreement was made with West C Street, LLC and Ibearhouse, LLC to begin paying the monthly interest pursuant to promissory notes due in stock rather than cash.  Total shares issued in 2014 and 2013 for interest payable were 58,927 and 64,244 each. Shares issued in 2014 for interest payable at December 31, 2013 was 32,142.  In addition, 150,000 shares were issued to each of the convertible note holders on each of November 30, 2014and 2013 as penalty shares in connection with the extensions of the due dates of the convertible debt for two, one year periods. The due date is now November 30, 2015. Effective December 1, 2014, interest is to be paid in cash and is currently accruing.

In December 2009 we entered into a consulting agreement with Stuart Havenstrite, the father of Rick Havenstrite, our President and a director.  Pursuant to the agreement Mr. Havenstrite has agreed to provide geological services for our mining project.  The term of the agreement was for one year and we have agreed to compensate him at his regular hourly fee, provided that the aggregate payable for any month shall not exceed $6,000.  Either party may terminate the agreement at any time for cause.  The agreement may be extended by the parties and thereafter cancelled without cause at any time.  Mr. Havenstrite earned $38,437 and $3,900 in 2014 and 2013, respectively.  At December 31, 2014, we owed Mr. Havenstrite $15,171 for unpaid invoices from 2012/2013 and $6,478 for 2014 invoices.

Mr. Havenstrite’s wife has been employed on a part time basis to perform accounting and financial services for us.  In connection with this employment, Ms. Havenstrite earned $51,231 and $24,000 in 2014 and 2013 respectively.  In June of 2013, Mrs. Havenstrite became our principal financial officer.    Salary in the amount of $28,500 remains unpaid at December 31, 2014.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group under which they agreed to provide loans of up to $6,500,000.  This agreement has been amended several times and our agreement with DMRJ is now governed by the Eleventh Amendment to the Investment Agreement, dated March 17, 2015.  As part of these agreements, DMRJ has placed Daniel Small and David Levy, two of its principals, on our Board of Directors and, as a result of the issuance of Preferred Shares to DMRJ, DMRJ controls a majority of the outstanding votes of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements.  The aggregate fees billed for audit fees for the fiscal years ended December 31, 2014 and 2013 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2014	$47,379
2013	$41,278

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees.  We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns.  In 2014, we were billed $10,591 for income tax preparation for federal and state tax returns for 2013 and 2012.  We do not expect any tax liability for these years.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2014 and 2013 we were billed $780 and $0, respectively, for other services.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1 & 10.1	Agreement and Plan of Merger dated December 30, 2009, with Blue Fin Capital, Inc.	S-1	333-169701	2.1/10.1	9/30/10
3.1	Amended and Restated Articles of Incorporation	S-1	333-169701	3.1	9/30/10
3.2	Certificate of Designation for Series A Preferred Stock	S-1	333-169701	3.2	9/30/10
3.3	Amendment to Certificate of Designation for Series A Preferred Stock	8-K	333-169701	4.2	2/25/14
3.3	Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	3.1	5/9/11
3.4	Amendment to Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	4.3	2/25/14
3.5	Certificate of Designations for Series B Preferred Stock	8-K	333-169701	4.1	2/25/14
3.6	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
4.1	Registration Rights Agreement dated May 3, 2011	8-K	333-169701	4.1	5/9/11
10.2	2008 Stock Option-Stock Issuance Plan, as amended*	8-K	333-169701	99.1	3/18/14
10.3	2008 Stock Option/Stock Issuance Plan, as amended grant forms*	S-1	333-169701	4.3/10.2	9/30/10
10.4	Amended and Restated Lease and Sublease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company	S-1	333-169701	10.3	9/30/10
10.5	Contract Assignment and Surety Transfer Agreement dated September 30, 2009, with Clifton Mining Company	S-1	333-169701	10.4	9/30/10
10.6	Amended and Restated Lease Agreement effective July 24, 2009, with Moeller Family Trust	S-1	333-169701	10.5	9/30/10
10.7	Security Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.8	9/30/10
10.8	Amended Loan Agreement dated July 14, 2010, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.11	9/30/10
10.9	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with Ibearhouse, LLC, as corrected	8-K	333-169701	99.2	12/28/12
10.10	Ibearhouse Amendment to Amended and Restated Convertible Promissory Note, as corrected	8-K	333-169701	99.2	1/8/14
10.11	Share Conversion Agreement dated September 11, 2013	10-K	333-169701	10.15	4/16/13
10.12	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.13	Consulting Agreement dated December 28, 2009 with Stuart Havenstrite	S-1	333-169701	10.17	9/30/10

10.14	Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.6	11/12/10
10.15	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.16	Amendment dated November 8, 2010 to Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.20	11/12/10
10.17	Second Amendment to Investment Agreement dated February 25, 2011	8-K	333-169701	99.1	3/3/11
10.18	Forbearance Agreement dated March 6, 2011	8-K	333-169701	99.2	3/15/11
10.19	Third Amendment to Investment Agreement dated March 11, 2011	8-K	333-169701	99.1	3/15/11
10.20	Fourth Amendment to Investment Agreement dated May 3, 2011	8-K	333-169701	99.1	5/9/11
10.21	Forbearance Agreement dated June 29, 2012	10-K	333-169701	10.30	4/16/13
10.22	Fifth Amendment to Investment Agreement dated October 16, 2012	8-K	333-169701	99.1	10/18/12
10.23	Sixth Amendment to Investment Agreement dated January 29, 2013	8-K	333-169701	99.1	2/7/13
10.24	Seventh Amendment to Investment Agreement	10-K	333-169701	10.32	4/14/14
10.25	Eighth Amendment to Investment Agreement	8-K	333-169701	99.1	7/30/13
10.26	Ninth Amendment dated October 24, 2013 to Investment Agreement	10-Q	333-169701	10.1	11/14/13
10.27	Tenth Amendment to Investment Agreement, including Note	8-K	333-169701	99.1	2/25/14
10.28	Addendum to Tenth Amendment to Investment Agreement, dated January 16, 2015	8-K	333-169701	99.1	1/22/15
10.29	Eleventh Amendment to Investment Agreement, dated March 17, 2015	8-K	333-169701	99.1	3/20/15
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
23.1	Consent of DeCoria, Maichel & Teague, PS					X
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: March 31, 2015	By: /s/ Rick Havenstrite
Rick Havenstrite, President and Principal Executive Officer

Date: March 31, 2015	By: /s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rick Havenstrite Rick Havenstrite	President & Director	March 31, 2015

/s/ David Levy David Levy	Director	March 31, 2015

/s/ Daniel Small Daniel Small	Director	March 31, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Desert Hawk Gold Corp

We have audited the accompanying consolidated balance sheet of Desert Hawk Gold Corp (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Desert Hawk Gold Corp as of December 31, 2014 and 2013, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit through December 31, 2014. This factor raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague, PS

Spokane, Washington

March 25, 2015

DESERT HAWK GOLD CORP
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$161,645	$8,523
Inventories (Note 5)	1,745,377	-
Prepaid expenses and other current assets	142,825	103,068
Total Current Assets	2,049,847	111,591

PROPERTY AND EQUIPMENT, net (Note 6)	3,190,156	227,981
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	1,372,887	835,556
RECLAMATION BONDS (Note 7)	1,412,804	155,316

TOTAL ASSETS	$8,025,694	$1,330,444

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$870,168	$197,970
Accrued liabilities - officer wages (Notes 4 and 15)	247,500	332,000
Interest payable (Notes 10 and 12)	3,383,152	-
Convertible debt (Note 10)	600,000	600,000
Note payable - equipment (Note 16)	146,171	-
Note payable - related party (Note 12)	2,124,348	-
Stock redeemable with gold proceeds (Note 8)	82,000	-
Total Current Liabilities	7,453,339	1,129,970

LONG-TERM LIABILITIES
Stock redeemable with gold proceeds (Note 8)	-	130,000
Derivative liability-conversion option (Note 11)	-	170,813
Asset retirement obligation (Note 14)	740,268	69,920
Interest payable (Note 12)	-	1,781,027
Note payable-equipment (Note 16)	372,388	-
Note payable - related party (Note 12)	9,665,144	6,264,492
	10,777,800	8,416,252

TOTAL LIABILITIES	18,231,139	9,546,222

COMMITMENTS (Notes 9 and 14)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 249,603 shares issued and outstanding	250	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,056,603 and 9,501,683 shares issued and outstanding, respectively	12,928	9,373
Additional paid-in capital	8,328,806	6,950,076
Accumulated deficit	(18,548,567)	(15,176,365)
Total Stockholders' (Deficit)	(10,205,445)	(8,215,778)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$8,025,694	$1,330,444

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2014	2013

REVENUE:
Concentrate sales	$1,224,892	$-

EXPENSES
General production costs	1,235,091	212,830
Exploration expense	39,170	79,759
Officers and directors fees	308,670	339,000
Legal and professional	109,958	57,588
General and administrative	217,922	106,608
Depreciation and amortization	179,971	64,706
	2,090,782	860,491

OPERATING LOSS	(865,890)	(860,491)

OTHER INCOME (EXPENSE)
Interest and other income	8,797	2,393
Change in fair value of derivatives	6,673	(30,015)
Financing expense	(1,010,412)	(300,000)
Interest expense	(1,511,370)	(1,571,421)
	(2,506,312)	(1,899,043)

LOSS BEFORE INCOME TAXES	(3,372,202)	(2,759,534)
INCOME TAXES	-	-

NET LOSS	$(3,372,202)	$(2,759,534)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.29)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	11,657,051	9,043,194

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2012	1,138,033	$1,138	8,923,115	$8,795	$6,410,654	$(12,416,831)	$(5,996,244)

Common stock issued for interest	-	-	128,568	128	89,872	-	90,000

Common stock issued in connection with amendment to convertible debt	-	-	300,000	300	299,700	-	300,000

Common stock issued for officer wages	-	-	150,000	150	149,850	-	150,000

Net loss for the year ended December 31, 2013	-	-	-	-	-	(2,759,534)	(2,759,534)

Balance, December 31, 2013	1,138,033	$1,138	9,501,683	$9,373	$6,950,076	$(15,176,365)	$(8,215,778)

Common stock issued for interest	-	-	117,854	118	82,382	-	82,500

Common stock issued in connection with amendment to convertible debt	-	-	300,000	300	11,700	-	12,000

Common stock issued for officer wages	-	-	3,137,066	3,137	122,346	-	125,483

Preferred stock issued in connection with amendment to note payable - related party	249,603	250	-	-	998,162	-	998,412

Expiration of conversion option	-	-	-	-	164,140	-	164,140

Net loss for the year ended December 31, 2014	-	-	-	-	-	(3,372,202)	(3,372,202)

Balance, December 31, 2014	1,387,636	$1,388	13,056,603	$12,928	$8,328,806	$(18,548,567)	$(10,205,445)

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,372,202)	$(2,759,534)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	179,971	64,706
Common stock issued for interest expense	82,500	90,000
Common stock issued for officer wages	85,483	150,000
Common stock issued for financing expense	12,000	300,000
Preferred stock issued for financing expense	998,412	-
Accretion of asset retirement obligation	13,781	6,336
Change in fair value of derivatives	(6,673)	30,015
Loss on common stock redeemed with gold proceeds	8,608	-
Loss on disposal of mineral properties and interests	2,735	-
Changes in operating assets and liabilities:
Inventories	(1,524,115)	-
Prepaid expenses and other current assets	(39,757)	35,314
Accounts payable and accrued expenses	672,198	56,707
Accrued liabilities - officer wages	(44,500)	201,000
Interest payable, net of amount capitalized	1,424,379	1,443,627
Net cash (used) by operating activities	(1,507,180)	(381,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,352,711)	(7,349)
Additions to reclamation bonds	(1,350,193)	-
Refund of reclamation bonds	92,705	(2,393)
Net cash provided (used) by investing activities	(3,610,199)	(9,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock with gold proceeds	(56,608)	-
Proceeds from note payable - related party	5,525,000	387,794
Payment of note payable - equipment	(197,891)	-
Net cash provided by financing activities	5,270,501	387,794

NET INCREASE (DECREASE) IN CASH	153,122	(3,777)
CASH, BEGINNING OF YEAR	8,523	12,300

CASH, END OF YEAR	$161,645	$8,523

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized	$2,623	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with note payable - equipment	$716,450	$-
Fair value of cancelled conversion option	$164,140	$-
Common stock issued for accrued liabilities-officer wages	$40,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

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

The Company never successfully generated any revenue and eventually abandoned the mining business, remaining dormant until it recommenced its mining activities on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ group which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014.  Construction at the site was substantially complete at September 30, 2014.  Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate.

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

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In 2013, the financial statements included the accounts of the Company’s wholly-owned subsidiary, Blue Fin Capital, Inc. (“Blue Fin”) and all inter-company balances and transactions were eliminated on consolidation.   Blue Fin was dissolved in 2014.

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

The Company accounts for stock based compensation to employees as required by ASC Topic 718 Compensation-Stock Compensation of the FASB Accounting Standards Codification (“ASC”), and stock based compensation to nonemployees as required by ASC Topic 505-50 Equity-Based Payments to Non-Employees.  In accordance with these standards, stock based awards are valued at fair value on the date of grant.   Options and warrants are valued using the Black-Scholes pricing model.  See Note 4.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates used in preparing these financial statements include those assumed in estimating gold ounces in inventories, the recoverability of the cost of mining claims, asset retirement obligation, derivative liabilities, deferred tax assets and related valuation allowances.  Actual results could differ from those estimates.

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

The Company currently does not use derivative instruments to manage its exposures to currency risk or interest rates.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  All derivative financial instruments are recognized in the balance sheet at fair value.  Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.  See Note 11.

Reclassifications

Certain reclassifications have been made to conform prior periods’ data to the current presentation.  These reclassifications have no effect on the results of operations or stockholders’ deficit previously reported.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered.  The Company records ore on leach pad, ore in carbon column in process and gold doré, at average production cost per gold ounce, less provisions required to reduce inventory to net realizable value.  Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, equipment, and mineral properties; and mine administrative expenses.  Revenue from the sale of silver is accounted for as by-product and is deducted from production costs.  Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type).  The nature of the leaching process inherently limits the ability to precisely monitor inventory levels.  As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time.  As of December 31, 2014, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 months.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments that extend the useful life of the property and equipment are capitalized.  The carrying value of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.  See Note 6.

Mineral Properties and Leases

The Company capitalizes costs for acquiring mineral properties and ongoing mineral lease payments and expenses costs to maintain mineral rights.  Upon reaching the production stage, the capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.  Mine property costs include the building of infrastructure of the processing facility including the heap leach pad and the carbon in column process plant along with water wells, roads and fencing.  These costs are capitalized until ready for their intended use at which time they are amortized using the units of production method based on projected units of production which approximates the estimated life of the facility.  Additionally, interest is capitalized to mine development until such assets are ready for their intended use.  The Company does not have proven and probable reserves at this time.  See Note 7.

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

The Company recognized no increase in the liability for unrecognized tax benefits.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2014 or 2013.  See Note 13.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At December 31, 2014 and December 31, 2013, common stock equivalents outstanding are as follows:

	December 31, 2014	December 31, 2013

Convertible debt	857,143	857,143
Convertible preferred stock	27,718,333	2,758,033

Total	28,575,476	3,615,176

However, the diluted earnings per share are not presented because its effect would be anti-dilutive.

Revenue Recognition

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

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies.  The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets.  A corresponding asset is also recorded and depreciated over the life of the asset.  After the initial measurement of the asset retirement obligation, the liability is adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50 include cash, reclamation bonds, notes payable – equipment, notes payable – related party, and convertible debt.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and December 31, 2013.

Fair Value Measurements

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:

1.

the fair value measurement;

2.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

3.

for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

a.

total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

b.

the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

c.

purchases, sales, issuances, and settlements (net); and

d.

transfers into and/or out of Level 3.

4.

the amount of the total gains or losses for the period included in earnings  that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5.

in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern.  In addition, current liabilities exceed current assets by $5,403,492 at December 31, 2014.  As discussed in Note 12, if the Company is unable to repay the outstanding amount due to the DMRJ Group, DMRJ Group could foreclose on its security interest and would take control of or liquidate the Company’s mining leases and other assets.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has begun, it has not yet reached optimum levels.  The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships.  Management intends to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

2014 Activity

The Company issued a total of 117,854 shares of stock to the note holders of the convertible debt for interest expense through November 30, 2014.  These shares were valued at a fair value of $82,500 based upon the stated interest rate contained in the debt agreements.  The Company failed to repay the loan in full on the November 30, 2014 maturity date, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders.  This issuance was valued at $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based on a 2014 valuation analysis performed by a consultant.  The consultant determined that the fair value of the common stock of the Company on a non-controlling, non-marketable basis to be $0.04 per share. Management assessed the consultant’s valuation and found the methodology to be appropriate for the Company and concluded that the fair value of common shares is $0.04.  The issuance was accounted for as financing expense.  As part of this agreement, the due date of the notes was extended to November 30, 2015, with interest to be paid in cash after November 30, 2014.  See Note 10.

On May 1, 2014, the Company issued 3,137,066 shares to its president, Rick Havenstrite as a management incentive.  Also, as a part of this agreement, Mr. Havenstrite agreed to forgive $40,000 of accrued but unpaid wages.  The issued shares were valued at $0.04 per share as determined by the consultant (see above).  Based on this rate, the fair value of the shares issued to Mr. Havenstrite was determined to be $125,483.  Of this amount, $85,483 was recognized as officers and directors fees during the year ended December 31, 2014 and $40,000 was recognized as a reduction of accrued officer wages.

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

Preferred Stock

In connection with the Fourth Amendment to the DMRJ Group funding (Note 12), on May 3, 2011, the Company created and designated 2,500,000 shares of its authorized preferred stock as Series A-1 Preferred Stock and 1,000,000 shares as Series A-2 Preferred Stock.

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

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of construction of the heap leach pad and process facility and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  As a part of this amendment, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock.  The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. Upon issuance, financing expense in the amount of $998,412 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.04 as determined by consultant (see above).

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

As a result of this issuance and other Preferred Stock owned, DMRJ beneficially owns approximately 67% of the Company (on a fully-diluted basis) with shares convertible to 27,718,333 shares of common stock.

In connection with the Tenth Amendment, the Company amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude from the definition of convertible securities the shares of all preferred stock previously issued to DMRJ Group and any future issuances of any shares of Series A, Series, B, and Series A-1 and A-2 to DMRJ Group or any of its affiliates.

NOTE 4 - STOCK PLAN

The Company’s Board of Directors approved the adoption of the 2008 Stock Option/Stock Issuance Plan (the “Plan”) on July 12, 2008, pursuant to which the Company may grant incentive and non-qualified stock options or shares of common stock to employees and consultants, including directors and officers, from time to time.  The Plan authorized the issuance of 3,000,000 shares of the Company’s common stock for grants of shares or the exercise of stock options granted under the Plan.  The Plan was amended in February 2010 and again in March 2014 when available shares were increased to 4,256,733.  The Plan was designed to continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until July 12, 2018, whichever is earlier.  All of the available shares have been issued to authorized recipients.  The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of the Company’s assets.

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

During the year ended December 31, 2014, 3,137,066 shares of common stock were issued under this plan to its President, Rick Havenstrite.  See Note 3.  During the year ended December 31, 2013, 150,000 shares were issued under this plan per the terms of the Seventh Amendment of the Investment Agreement with DMRJ Group. See note 3.  These shares were issued on July 11, 2013 to Robert Jorgensen, a former officer and director of the Company.  No options to purchase common shares have been issued under this Plan through December 31, 2014.

NOTE 5 – INVENTORIES

The following table provides the components of inventories:

December 31, 2014
Ore on leach pad	$1,508,761
Carbon column in process	211,115
Dore finished goods	25,501
Total	$1,745,377

Inventories are valued at the lower of cost or market value, which at December 31, 2014 is cost.  There were no inventories at December 31, 2013.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

NOTE 6 - PROPERTY AND EQUIPMENT

Construction and development of the project began with the establishment of the reclamation bond on February 20, 2014.  Expenditures for construction of the infrastructure (Kiewit property facilities) and capitalized for future amortization over units produced totaled $2,153,411 during the year ended December 31, 2014.

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Equipment	$1,465,827	$418,298
Furniture and fixtures, temporary housing	10,781	4,268
Electronic and computerized equipment	19,011	-
Vehicles	65,330	23,516
	1,560,949	446,082
Less accumulated depreciation	(357,983)	(218,101)
	1,202,966	227,981

Kiewit property facilities	2,153,411	-
Less accumulated amortization	(166,221)	-
	1,987,190	-

Total	$3,190,156	$227,981

Depreciation and amortization for the year ended December 31, 2014 and December 31, 2013 was $306,103 and $64,706, respectively.  Of the December 31, 2014 depreciation and amortization expense, $69,039 was capitalized as investment in Kiewit property facilities.   At December 31, 2014, construction costs of the heap leach facility include capitalized interest of $177,747.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Initial lease fee
Yellow Hammer Site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
	775,000	775,000
Asset retirement obligation
Yellow Hammer Site	-	30,908
Kiewit Site	687,475	-
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
	714,388	57,821
Blue Fin Claims	-	2,735
Total Costs	1,489,388	835,556
Accumulated amortization	(116,501)	-
Total	$1,372,887	$835,556

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands.  Annual claims fees are currently $155 per claim plus administrative fees.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

On January 6, 2014, the Company obtained the final permit necessary to commence construction of the heap leach pad and process facility.  On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites was absorbed by the new bond. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at December 31, 2014 and December 31, 2013 are $1,412,804 and $155,316, respectively.

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

NOTE 8 – STOCK REDEEMABLE WITH GOLD PROCEEDS

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of the Company’s common stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of the Company’s common stock.  Under the terms of this offering, the shares can be redeemed for cash generated from the sale of gold for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, management has concluded that the shares should be recorded as a liability and not as equity.

Once sales of concentrate began in 2014, all investors in this equity financing had opted to convert their shares for cash from 5% of the gold sales.  Based on the sales price of gold sold through December 31, 2014, $58,609 in gold proceeds is due to be paid to investors.  Of this amount, $48,000 represents return of the funds originally invested, and the remaining $8,609 represents the difference between the $1,000 per ounce that the investors paid for the gold shares and the net sales price of the gold allocated to this financing.  The $8,609 has been offset against revenue.  Payments of these funds due to investors will begin in March 2015.  At December 31, 2014, the balance of stock redeemable with gold proceeds is $82,000; the balance is expected to be fully redeemed in 2015.

NOTE 9 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense on this property to date in 2014 or in 2013.  No payment has been made on this property and no official forfeiture notice has been received regarding this nonpayment.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  The Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties.  The Cane Springs property payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun.  Royalty expense of $72,655 was recognized in 2014 with $20,289 still payable to Clifton Mining Company at December 31, 2014. This amount was paid in January and February 2015.

Mining severance tax based on production, in the amount of $9,287, was accrued at December 31, 2014.  This amount was paid when due in March 2015.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  Termination agreements have been reached with the CEO and one director, providing for payment of accrued compensation and consulting payable over several months commencing with the funding of the Kiewit project.  These payments began in February 2014.  As of December 31, 2014 and December 31, 2013, accrued compensation of $247,500 and $332,000, and consulting fees payable of $15,000 and $70,000, respectively, were due to directors and officers.  Of the $262,500 due at December 31, 2014, accrued compensation of $165,000 is due to Rick Havenstrite, $28,500 to Marianne Havenstrite and $69,000 remains to be paid pursuant to the termination agreements.  In addition, on May 1, 2014 Rick Havenstrite was awarded 3,137,066 shares of common stock as a management incentive.  As part of this award, Mr. Havenstrite agreed to forgive $40,000 in accrued compensation.  See Note 3.

NOTE 10 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000.  The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $0.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (see Note 11).  The notes are convertible into potentially 857,143 shares of common stock and principal and interest were initially due November 30, 2012.

On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.

The Company failed to repay the loan in full on the November 30, 2012, November 30, 2013 and November 30, 2014 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years.  This stock was valued at $1.00, the price of recent stock sales, in 2012 and 2013, and was accounted for as financing expense.  In 2014, the stock was valued at $0.04 (See Note 3) and was accounted for as financing expense.  As part of this agreement, the due date of the note was extended each year and has now been extended to November 30, 2015. Interest was paid with stock through November 30, 2014 and will be paid in cash thereafter.  Interest is currently accruing rather than being paid.

NOTE 11 – DERIVATIVE LIABILITIES

On February 19, 2014, in connection with the Tenth Amendment to the Investment Agreement with DMRJ Group (Note 9), the ability to convert the DMRJ Group debt into shares of common stock was cancelled.  The fair value of the conversion option on the date of cancellation was calculated to be $164,140 and was recorded as additional paid in capital. The Company recognized a change in fair value of $6,673 and $(30,015) for the years ended December 31, 2014 and 2013, respectively.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at February 19, 2014 and December 31, 2013.  Because no recent stock sales were available, the fair value of the stock at December 31, 2014 was estimated based on several factors, including a per common share value based on estimated production, current mine life, gold price and estimated production costs.

	Number of Shares	Volatility	Risk- Free Rate	Expected Life (in years)	Stock Price/FV

February 19, 2014
Conversion option	467,157	47.30%	0.13%	1.00	$1.00
December 31, 2013
Conversion option	465,549	80.91%	0.13%	1.00	$1.00

NOTE 12 – NOTE PAYABLE – RELATED PARTY

DMRJ beneficially owns approximately 67% of the Company (on a fully-diluted basis) with shares convertible to 27,718,333 shares of common stock (See Note 3).  They are considered a related party.  In July 2010, the Company entered into an Investment Agreement with DMRJ Group.  The Agreement has been modified numerous times and currently operates under the Eleventh Amendment to the Investment Agreement.  The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

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

2014 Activity

In January 2014, pursuant to the Ninth Amendment to the Investment Agreement, a third term loan advance was taken in the amount of $25,000.  The January 31, 2014 loan payment that was due was not made.

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of advances (the “Monthly Term Loan Advances”) totaling a maximum of $5,700,000 over five months.  A total of $5,500,000 was drawn.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum principal and interest payment amounts were established.  The first minimum payment, due February 28, 2015, was not made.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum payment dates beginning in May 2015 as follows:

May 31, 2015	$500,000
August 31, 2015	1,000,000
November 30, 2015	4,000,000
February 28, 2016	1,500,000
May 31, 2016	750,000
August 31, 2016	3,000,000
October 31, 2016	3,000,000

Total	$13,750,000

The Company’s ability to meet these minimum payments will be dependent upon a number of factors including production variables, metals market pricing, demand for products and services, and the availability of opportunities for expansion through affiliations and other business relationships.   The total due to DMRJ at December 31, 2014 and December 31, 2013 is as follows:

	December 31,	December 31,
	2014	2013
Principal	$11,789,492	$6,264,492
Interest	3,375,652	1,781,027
	15,165,144	$8,045,519
Less current portion:
Interest	(3,375,652)	-
Principal	(2,124,348)	-
Long-term portion	$9,665,144	$8,045,519

In addition to the minimum payments detailed above, on the last business day of each month, commencing October 31, 2014, the Company will pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 to be maintained by the Company, until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  No payments have been made under this provision.

In 2014, the first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit.  A total of $5,525,000 was drawn during the year ended December 31, 2014 in connection with the Tenth Amendment Monthly Term Loan Advances.  In addition, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock. See Note 3.  Onsite construction of the project is essentially complete at December 31, 2014.  If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate the Company’s mining leases and other assets.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

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

On October 24, 2013, the Company agreed to the terms of a Ninth Amendment to the Investment Agreement with DMRJ Group.  As a provision of this amendment the maturity date of the entire loan balance due to DMRJ Group was moved from September 30, 2013 to January 31, 2014.  The Ninth Amendment provided for the Company to receive additional funds in four advances of $25,000 each. The advances (the “October 2013 Term Loan Advances”) were to be used for ordinary course general corporate purposes. The advances could be drawn for four successive calendar months commencing in October 2013 in the aggregate principal amount of $25,000 each for an aggregate of up to $100,000.  The interest rate on these advances remained at 2% per month. Two of these advances were drawn in 2013.

NOTE 13 – PROVISION FOR INCOME TAXES

The Company did not recognize a tax provision (benefit) for the years ended December 31, 2014 and 2013 because the Company has net operating loss carry forwards.  A reconciliation of the tax benefit that would have been recognized using the Company’s statutory income tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014		2013
Federal income tax benefit based on statutory rate	$(1,146,500)	(34.0)%	$ (938,200)	(34.0)%
Effect of non-deductible items	100	-	200	-
Increase in valuation allowance	1,146,400	34.0%	938,000	34.0%
Total taxes on income (loss)	$ -	-	$ -	-

Significant components of the deferred tax assets for the years ended December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Deferred tax asset:
Net operating loss carry forward	$4,615,400	$3,528,000
Exploration costs	297,000	326,000
Financing costs	170,600	93,000
Other	13,000	2,000
	5,095,400	3,949,000
Deferred tax asset valuation allowance	(5,095,400)	(3,949,000)
Net deferred tax asset	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $13.6 million which expire through 2034. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.  Deferred tax assets assume an effective tax rate of 34%, and are offset by a valuation allowance, which increased by approximately $1,146,400 and $938,000 during the years ended December 31, 2014 and 2013, respectively.

The Company has no tax position at December 31, 2014 or 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2014 or 2013.  The Company’s federal income tax returns from 2009 through 2011 remain open and subject to examination.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

NOTE 14 - REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements.  Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties.  The Company uses assumptions about future costs, capital costs and reclamation costs.  Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates.  In calculating the present value of the asset retirement obligation the Company used a credit adjusted risk free interest rate of 8% to 10% and projected mine lives of five to 12 years, depending on the site.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Changes in the reclamation liability for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Reclamation and remediation liability, beginning of year	$69,920	$63,584
Obligation incurred	656,567	-
Accretion expense	13,781	6,336
Reclamation and remediation liability, end of year	$740,268	$69,920

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company recognized rent expense for rental of office space of $11,000 in 2014, and for rental of office space and a vehicle of $10,200 in 2013, to be paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s president and a director.  Of the amounts recognized as expense, RMH Overhead, LLC was paid $10,000 and $0 in 2014 and 2013, respectively, leaving the remainder of $10,200 plus an unpaid amount of $2,550 from 2012, for a total of $13,750 remaining in accounts payable at December 31, 2014.  In addition, the Company purchased equipment for $16,500 from RMH Overhead, LLC during 2014.

During the years ended December 31, 2014 and December 31, 2013, the Company recognized wage expense of $55,731 and $24,000, respectively, for office and accounting services performed by Marianne Havenstrite, wife of Rick Havenstrite, who became an officer of the Company during 2013. Of these amounts, $28,500 remains unpaid at December 31, 2014 and is reflected in accrued liabilities.

During the years ended December 31, 2014 and 2013, the Company recognized general project cost expense of $38,437 and $3,900, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. A total of $21,649 remains unpaid at December 31, 2014 and is included in accounts payable at December 31, 2014.  Payments were also made to other family members in 2014 for accounting and engineering services in the amount of $64,892.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

NOTE 16 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	December 31, 2014	December 31, 2013
Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,594 including interest at 2.99%.	$492,955	$-

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,629 including interest at 1.75%.	25,605	-
	518,560	-
Less: Current portion	146,171	-
Long Term portion	$372,388	$-

5 Year Maturity:
2015	$146,171
2016	$136,410
2017	$133,865
2018	$102,114
2019	$-

NOTE 17 – SUBSEQUENT EVENTS

Note Payable –DMRJ

An Eleventh Amendment to the Investment Agreement with DMRJ Group was entered into on March 17, 2015.  This amendment established a new minimum payment schedule which moved the first minimum payment from February 28, 2015 to May 31, 2015.  See Note 12.