Form 10-Q
period 2015-03-31
Desert Hawk Gold Corp.
filed 2015-05-15
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	.
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

Indicate the number of shares outstanding of the issuer’s common stock, as of May 15, 2015: 13,056,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
BALANCE SHEETS
	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$157,116	$161,645
Inventories (Note 4)	1,662,712	1,745,377
Prepaid expenses and other current assets	75,271	142,825
Total Current Assets	1,895,099	2,049,847

PROPERTY AND EQUIPMENT, net (Note 5)	4,828,207	3,190,156
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,206,734	1,372,887
RECLAMATION BONDS	1,416,385	1,412,804

TOTAL ASSETS	$9,346,425	$8,025,694

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$544,679	$813,559
Accrued liabilities-officer wages (Note 13)	229,500	247,500
Interest payable (Notes 7 and 9)	3,849,254	3,383,152
Convertible debt (Note 7)	600,000	600,000
Notes payable - equipment (Note 10)	699,299	146,171
Note payable - related party (Note 9)	3,150,746	2,124,348
Redemption of gold proceeds payable (Note 12)	119,356	56,609
Stock redeemable with gold proceeds (Note 12)	28,000	82,000
Total Current Liabilities	9,220,834	7,453,339

LONG-TERM LIABILITIES
Asset retirement obligation (Note 11)	755,251	740,268
Notes payable - equipment (Note 10)	1,549,430	372,388
Note payable - related party (Note 9)	8,638,746	9,665,144
	10,943,427	10,777,800
TOTAL LIABILITIES	20,164,261	18,231,139

COMMITMENTS (Note 13)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 249,603 shares issued and outstanding	250	250
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,056,603 and 13,056,603 shares issued and outstanding, respectively	12,928	12,928
Additional paid-in capital	8,328,806	8,328,806
Accumulated deficit	(19,160,958)	(18,548,567)
Total Stockholders' (Deficit)	(10,817,836)	(10,205,445)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,346,425	$8,025,694

DESERT HAWK GOLD CORP
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

REVENUE:
Concentrate sales	$1,239,869	$-

EXPENSES
General project costs	1,026,593	76,222
Exploration expense	5,904	16,530
Officers and directors fees	41,538	34,385
Legal and professional	25,925	42,184
General and administrative	136,810	55,891
Depreciation and amortization	141,336	399
	1,378,106	225,611

OPERATING LOSS	(138,237)	(225,611)

OTHER INCOME (EXPENSE)
Interest and other income	380	-
Change in fair value of derivatives	-	6,673
Financing expense	-	(1,248,015)
Interest expense	(474,534)	(367,566)
	(474,154)	(1,608,908)

LOSS BEFORE INCOME TAXES	(612,391)	(1,834,519)
INCOME TAXES	-	-

NET LOSS	$(612,391)	$(1,834,519)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.05)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,056,603	9,502,040

DESERT HAWK GOLD CORP
STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(612,391)	$(1,834,519)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	270,909	399
Common stock issued for interest expense	-	22,500
Preferred stock issued for financing expense	-	1,248,015
Accretion of asset retirement obligation	14,983	11,344
Loss on sale of equipment	1,008	-
Change in fair value of derivatives	-	(6,673)
Loss on stock redeemed with gold proceeds	8,748	-
Changes in operating assets and liabilities:
Inventories	82,665	-
Prepaid expenses and other current assets	67,554	(64,592)
Accounts payable and accrued expenses	(118,505)	5,140
Accrued liabilities - officer wages	(18,000)	9,500
Interest payable, net of amount capitalized	466,102	348,288
Net cash provided (used) by operating activities	163,073	(260,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(128,731)	(210,835)
Acquisition of reclamation bonds	(3,581)	(1,348,000)
Proceeds from sale of equipment	9,192	-
Net cash (used) by investing activities	(123,120)	(1,558,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	-	3,025,000
Payment of note payable - equipment	(44,482)	-
Net cash provided (used) by financing activities	(44,482)	3,025,000

NET INCREASE (DECREASE) IN CASH	(4,529)	1,205,567
CASH, BEGINNING OF PERIOD	161,645	8,523

CASH, END OF PERIOD	$157,116	$1,214,090

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable - equipment	$1,624,276	$-
Accounts payable converted to notes payable - equipment	150,376	-
Addition to redemption of gold proceeds payable	62,748
Preferred stock issued in connection with debt amendment	-	1,248,015
Fair value of cancelled conversion option	-	164,140

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

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011 the Company entered into an agreement with DMRJ group which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014.  Construction at the site was substantially complete at September 30, 2014.  Revenue from the Kiewit heap leach operation began in October 2014 with the first sales of gold and silver.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2015, and the results of its operations and its cash flows for the three months ended March 31, 2015 and 2014. The operating and financial results for the Company for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim consolidated financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

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

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered.  The Company records ore on leach pad, ore in carbon column in process and gold doré, at average production cost per gold ounce, less provisions required to reduce inventory to net realizable value.  Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; depreciation and amortization of property, equipment, and mineral properties; and mine administrative expenses.  Revenue from the sale of silver is accounted for as by-product and is deducted from production costs.  Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type).  The nature of the leaching process inherently limits the ability to precisely monitor inventory levels.  As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time.  As of March 31, 2015, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Earnings (loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company.  At March 31, 2015 and March 31, 2014, common stock equivalents outstanding are as follows:

	March 31, 2015	March 31, 2014

Convertible debt	857,143	857,143
Convertible preferred stock	27,718,333	27,718,333

Total	28,575,476	28,575,476

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through March 31, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

No shares of stock have been issued during the first quarter 2015.

The Company issued a total of 117,854 shares of stock to the note holders of the convertible debt for interest expense through November 30, 2014.  These shares were valued at a fair value of $82,500 based upon the stated interest rate contained in the debt agreements.  The Company failed to repay the loan in full on the November 30, 2014 maturity date, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders.  This issuance was valued at $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based on a 2014 valuation analysis performed by a consultant.  The consultant determined that the fair value of the common stock of the Company on a non-controlling, non-marketable basis to be $0.04 per share. Management assessed the consultant’s valuation and found the methodology to be appropriate for the Company and concluded that the fair value of common shares is $0.04.  The issuance was accounted for as financing expense during the fourth quarter 2014.  As part of this agreement, the due date of the notes was extended to November 30, 2015, with interest to be paid in cash after November 30, 2014.  See Note 10.

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

Preferred Stock

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  As a part of this amendment, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock.  The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During the quarter ended March 31, 2014, financing expense in the amount of $1,248,015 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.05.  During the quarter ended June 30, 2014, the Company revised the estimated fair value of the equivalent common shares to be $998,412 based upon a fair value of $0.04 per share.  Thus a reduction to financing expense of $249,603 was recorded in the second quarter 2014.

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

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	March 31, 2015	December 31, 2014
Ore on leach pad	$1,479,614	$1,508,761
Carbon column in process	18,145	211,115
Dore finished goods	164,953	25,501
Total	$1,662,712	$1,745,377

Inventories are valued at the lower of cost or market value, which at March 31, 2015 is cost.

NOTE 5 - PROPERTY AND EQUIPMENT

Construction and development of the project began with the establishment of the reclamation bond on February 20, 2014.  The following is a summary of property, equipment, and accumulated depreciation at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Equipment	$3,090,105	$1,465,827
Furniture and fixtures, temporary housing	10,781	10,781
Electronic and computerized equipment	48,831	19,011
Vehicles	53,330	65,330
	3,203,047	1,560,949
Less accumulated depreciation	(433,641)	(357,983)
	2,769,406	1,202,966

Kiewit property facilities	2,274,348	2,153,411
Less accumulated amortization	(215,547)	(166,221)
	2,058,801	1,987,190

Total	$4,828,207	$3,190,156

Depreciation and amortization for the periods ended March 31, 2015 and March 31, 2014 was $243,611 and $399, respectively.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Initial lease fee
Yellow Hammer Site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
Total	775,000	775,000

Asset retirement obligation
Kiewit Site	687,475	687,475
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	714,388	714,388
Accumulated amortization	(282,654)	(116,501)
Total	$1,206,734	$1,372,887

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands.  Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility.  On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites was absorbed by the new bond. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at March 31, 2015 and December 31, 2014 are $1,416,385 and $1,412,804, respectively.

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

The Company failed to repay the loan in full on the November 30, 2012, November 30, 2013 and November 30, 2014 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. As part of this agreement, the due date of the note was extended each year and has now been extended to November 30, 2015. Interest was paid with stock through November 30, 2014 and will be paid in cash thereafter.  Accrued interest payable at March 31, 2015 and 2014 includes $30,000 and $-0-, respectively, for these notes.

NOTE 8 – DERIVATIVE LIABILITIES

On February 19, 2014, in connection with the Tenth Amendment to the Investment Agreement with DMRJ Group (Note 9), the ability to convert the DMRJ Group debt into shares of common stock was cancelled.  The fair value of the conversion option on the date of cancellation was calculated to be $164,146 and was recorded as additional paid in capital. The Company recognized a change in fair value of $6,673 for the quarter ended March 31, 2014.

NOTE 9 – NOTE PAYABLE - RELATED PARTY

DMRJ beneficially owns approximately 67% of the Company (on a fully-diluted basis) with shares convertible to 27,718,333 shares of common stock (See Note 3).  They are considered a related party.  In July 2010, the Company entered into an Investment Agreement with DMRJ.  The Agreement has been modified numerous times and currently operates under the Eleventh Amendment to the Investment Agreement.  The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ at March 31, 2015 and December 31, 2014 is as follow:

	March 31,	December 31,
	2015	2014
Principal
Current	$3,150,746	$2,124,348
Long-term	8,638,746	9,665,144
Total	11,789,492	11,789,492
Interest payable - current	3,849,254	3,375,652
	$15,638,746	$15,165,144

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

2015 Activity

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum principal and interest payment dates beginning in May 2015 as follows:

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

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of mining operations through a series of advances (the “Monthly Term Loan Advances”) totaling a maximum of $5,700,000 over five months.  A total of $5,500,000 was drawn.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum principal and interest payment amounts were established.  The first minimum payment, due February 28, 2015, was not made.    Payment terms were changed in 2015 pursuant to the Eleventh Amendment (see 2015 Activity).

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

NOTE 10 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	March 31, 2015	December 31, 2014
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,424 including interest at 4.99%.	$105,286	$-

Note payable to CAT Financial, collateralized by five pieces of used mining equipment, including three haul trucks, a loader and a grader, due in 36 monthly installments of $49,242 including interest at 4.68%.	1,650,913	-

Note payable to HCE Funding, collateralized by a Perkins Elmer AA machine, due in one installment of $7,600 and 22 installments of $520, including interest at 5.00%.	9,855	-

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,594 including interest at 2.99%.	461,805	492,955

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,629 including interest at 1.75%.	20,870	25,604
	2,248,729	518,559
Current portion	(699,299)	(146,171)
Long Term portion	$1,549,430	$372,388

Principal payments are as follows for the twelve months ended March 31,
2016		$699,299
2017		711,934
2018		737,894
2019		99,602

During the first quarter 2015, accounts payable balance of $150,376 relating to lease costs for equipment was converted to notes payable – equipment when the Company acquired the equipment.

NOTE 11 – REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

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

Changes in the reclamation liability for the periods ended March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2014	December 31, 2014
Reclamation and remediation liability, beginning of year	$740,268	$69,920
Obligation incurred	-	656,567
Accretion expense	14,983	13,781
Reclamation and remediation liability, end of year	$755,251	$740,268

NOTE 12 – STOCK REDEEMABLE WITH GOLD PROCEEDS

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of the Company’s common stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of the Company’s common stock.  Under the terms of this offering, the shares can be redeemed for cash generated from the sale of gold for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Shares will be converted on whole ounces only.   Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, management has concluded that the conversion shares should be recorded as a liability and not as equity.

Once sales of concentrate began in 2014, all investors in this equity financing had the option to convert their shares for cash from 5% of the gold sales, and all parties chose to convert.  Amounts due to these shareholders are disclosed in the following table.  The share conversion is expected to be complete and all amounts due to shareholders are expected to be paid in 2015.

	Conversion Shares Due based on $1,000 Gold Price	Additional Amount Based on Actual Gold Sales Price	Total Due to Shareholders at March 31, 2015
Original Conversion Liability	130,000
Less Conversion:
December 31, 2014	48,000	8,609	56,609
March 31, 2015	54,000	8,748	62,748
Total	$102,000	$17,357	$119,356

Remaining balance to be redeemed at March 31, 2015			$28,000

NOTE 13– COMMITMENTS

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense to date in 2015 or in 2014.  No payment has been made on this property and no official forfeiture notice has been received regarding this nonpayment.

Also, during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual payments to Clifton Mining in the amount of $50,000 per location.  The annual payments due on July 24, 2014 were made on July 22, 2014 and accepted by Clifton Mining for the Clifton Shears and Kiewit properties.  The Cane Springs property payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property began in the fourth quarter 2014.

Royalties of 6% are due to Clifton Mining on sales of gold and silver.  Royalties due to Clifton Mining at March 31, 2015 and December 31, 2014 from production at the Kiewit property are $51,646 and $ -0-, respectively. Royalty expense for the quarter ended March 31, 2015 is $73,013.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  Termination agreements have been reached with the CEO and one director, providing for payment of accrued compensation and consulting payable over several months commencing with the funding of the Kiewit project.  These payments began in February 2014.  As of March 31, 2015 and December 31, 2014 accrued compensation of $229,500 and $247,500, and consulting fees payable of $-0- and $15,000, respectively, were due to directors and officers.  Of the $229,500 due at March 31, 2015, accrued compensation of $165,000 is due to Rick Havenstrite, President, $28,500 to Marianne Havenstrite, Treasurer, and $36,000 remains to be paid pursuant to the termination agreements.  In addition, as part of a management incentive award on May 1, 2014, Rick Havenstrite was awarded 3,137,066 shares of common stock.  As part of this award, Mr. Havenstrite agreed to forgive $40,000 in accrued compensation.  See Note 3.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company recognized rent expense for rental of office space of $3,000 and $2,000 for the quarters ending March 31, 2015 and 2014, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s president and a director.  Of the amounts recognized as expense, RMH Overhead, LLC was paid $3,000 and $1,000 in the first quarters of 2015 and 2014, respectively, leaving a balance of $13,850 remaining in accounts payable at March 31, 2015 and 2014.  In addition, the Company purchased equipment for $16,500 from Overhead Door Co. of SNR, another company owned by Rick Havenstrite, during the year ending December 31, 2014.

During the quarters ended March 31, 2015 and March 31, 2014, the Company recognized wage expense of $13,846 and $5,538, respectively, for office and accounting services performed by Marianne Havenstrite, wife of Rick Havenstrite, who became an officer of the Company during 2013. $28,500 of accrued wages remains unpaid at December 31, 2015 and 2014 and is reflected in accrued liabilities.

During the quarters ended March 31, 2015 and 2014, the Company recognized general project cost expense of $3,105 and $12,827, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. A total of $21,649 remains unpaid to Mr. Havenstrite at December 31, 2014 and is included in accounts payable at that date.  Payments were also made to other family members in the quarters ending March 31, 2015 and 2014 for accounting and engineering services in the amount of $19,384 and 1,385.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

Desert Hawk Gold Corp. is an exploration stage company, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  None of our mining properties has any known reserves and our proposed programs on these properties are exploratory in nature.  Our projects are located in the Gold Hill Mining District in Tooele County, Utah.  We are currently producing gold and silver at the Kiewit property and had our first sales from the property in October 2014.

We were originally incorporated in the State of Idaho on November 5, 1957.  For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations.  In 2008, we changed our domicile from the State of Idaho to the State of Nevada.  In May 2009, we raised funds to recommence mining activities.  In July 2009, we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District.

On January 6, 2014 we obtained the final permit necessary to commence construction and development of the Kiewit property. The reclamation bond was posted in February 2014 in the amount of $1,348,000.  Development of the project was essentially completed in 2014 using funding provided by DMRJ Group.  The property is located in a historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area.  The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area, with low water quality.  Management believes that through our leased patented claims we have adequate private land for process facilities.  There is no material access from any metropolitan area or community.

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

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 33 square miles.  Notice was timely given for the claims we no longer wished to maintain.  Initial payment for the claims fees for 2014 were made and accepted by Clifton Mining on July 22, 2014.  We intend to concentrate our activities on the Kiewit project consisting of seven of the unpatented Kiewit claims, the Clifton Shears, Oquirrh Springs, the Frankie, the Rustler, the Lion Vein, and the Lucy L sites.  Each of these is a potential near-term development target.  Mineral extraction activities on the property at this time will be open-pit and we anticipate conducting underground mining exploration in the future.

In July 2010, we entered into an Investment Agreement with DMRJ.  The Agreement has been modified numerous times and currently operates under the Eleventh Amendment to the Investment Agreement.  The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  As a part of this amendment, on February 19, 2014, we issued to DMRJ Group 249,603 shares of Series B Preferred Stock.  The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During the quarter ended March 31, 2014, financing expense in the amount of $1,248,015 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.05.  During the quarter ended June 30, 2014, the Company revised the estimated fair value of the equivalent common shares to be $998,412 based upon a fair value of $0.04 per share.  Thus a reduction to financing expense of $249,603 was recorded in the second quarter 2014.

As a result of this issuance, DMRJ beneficially owns approximately 67% of the Company (on a fully-diluted basis) with shares convertible to 27,718,333 shares of common stock.  They are considered a related party.

In connection with this amendment, we amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude from the definition of convertible securities the shares of all preferred stock previously issued to DMRJ Group and any future issuances.

The total due to DMRJ at March 31, 2015 and December 31, 2014 is as follow:

	March 31,	December 31,
	2015	2014
Principal
Current	$3,150,746	$2,124,348
Long-term	8,638,746	9,665,144
Total	11,789,492	11,789,492
Interest payable - current	3,849,254	3,375,652
	$15,638,746	$15,165,144

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

Management anticipates that we will not be able to make the May 31, 2015 payment; however, although no discussions are currently being held with DMRJ, management anticipates negotiating an extension of the May 31, 2015 payment with DMRJ. If DMRJ fails to grant an extension, it could foreclose on our assets.

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock.  Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  At March 31, 2015, conversion proceeds due to shareholders is $119,356 for conversion shares of $102,000.  The remaining balance of conversion shares to be redeemed based on $1,000 gold price is $28,000.   Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity.  The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through March 31, 2015 is $17,357.  This amount has been recorded as an administrative expense.

Historically, we have incurred net losses for the years ended December 31, 2014 and 2013, and have also incurred a loss for the three months ended March 31, 2015.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of March 31, 2015, raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2015, we have continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The operating loss of $138,237 for the three months ended March 31, 2015 as compared to the operating loss of $225,611 for the three months ended March 31, 2014 represents a decrease in loss of $87,374.  This decreased loss is due to the onset of production and the revenue from metals sales.  Other expense for the three months ended March 31, 2015 was $474,154 that consisted mainly of interest, decreased $1,134,754 as compared to the other expense amount of $1,608,908 for the three months ended March 31, 2014 that consisted mainly of financing costs in association with the stock issuance to DMRJ Group.  The net overall decrease in net loss for the three months ended March 31, 2015 compared to March 31, 2014 was $1,222,128.

Liquidity and Cash Flow

Net cash provided by operating activities was $163,073 during the three month period ended March 31, 2015, compared with cash used by operating activities of $260,598 during the three month period ended March 31, 2014.  This $423,671 change in the amount of cash from operating activities is primarily attributable to the onset of production and sales revenue in late 2014.

Net cash used by investing activities was $123,120 during the three month period ended March 31, 2015, compared to $1,558,835 cash used by investing activities during the three month period ended March 31, 2014.  This decrease of $1,435,715 in cash used for investing activities is due to investment in reclamation bonds in the first three months of 2014.

Net cash used for financing activities was $44,482 during the three month period ended March 31, 2015, compared with $3,025,000 cash provided during the three month period ended March 31, 2014.  Cash used for financing for the three month period ended March 31, 2015 consisted of payments on equipment loans while the cash provided in the first quarter of 2014 was provided with proceeds from the financing agreement with DMRJ Group.

As a result of the above, cash decreased by $4,529 during the three month period ended March 31, 2015, leaving us with a cash balance of $157,116 as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 15, 2015,

By: /s/ Rick S. Havenstrite

Rick S. Havenstrite, President

(Principal Executive Officer)

Date: May 15, 2015

By: /s/ Marianne Havenstrite

Marianne Havenstrite, Treasurer

(Principal Financial Officer)