Form 10-Q
period 2015-06-30
Desert Hawk Gold Corp.
filed 2015-08-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes  X  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X  No      .

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

Yes       No  X .

Indicate the number of shares outstanding of the issuer’s common stock, as of August 14, 2015: 13,056,603.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DESERT HAWK GOLD CORP
BALANCE SHEETS
	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$98,052	$161,645
Inventories (Note 4)	2,130,092	1,745,377
Prepaid expenses and other current assets	39,978	142,825
Total Current Assets	2,268,122	2,049,847

PROPERTY AND EQUIPMENT, net (Note 5)	4,702,892	3,190,156
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,269,592	1,372,887
RECLAMATION BONDS	1,416,862	1,412,804

TOTAL ASSETS	$9,657,468	$8,025,694

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$793,356	$813,559
Accrued liabilities-officer wages (Note 12)	253,000	247,500
Interest payable (Notes 7 and 8)	4,321,143	3,382,152
Convertible debt (Note 7)	600,000	600,000
Notes payable - equipment (Note 9)	705,633	146,171
Note payable - related party (Note 8)	3,481,357	2,125,348
Redemption of gold proceeds payable (Note 11)	151,406	56,609
Stock redeemable with gold proceeds (Note 11)	-	82,000
Total Current Liabilities	10,305,895	7,453,339

LONG-TERM LIABILITIES
Asset retirement obligation (Note 10)	770,234	740,268
Notes payable - equipment (Note 9)	1,372,585	372,388
Note payable - related party (Note 8)	8,559,135	9,665,144
	10,701,954	10,777,800
TOTAL LIABILITIES	21,007,849	18,231,139

COMMITMENTS (Note 10,11 and 12)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 249,603 shares issued and outstanding	250	250
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,056,603 shares issued and outstanding	12,928	12,928
Additional paid-in capital	8,328,806	8,328,806
Accumulated deficit	(19,693,503)	(18,548,567)
Total Stockholders' (Deficit)	(11,350,381)	(10,205,445)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,657,468	$8,025,694

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

REVENUE:
Concentrate sales	$854,772	$-	$2,094,641	$-

EXPENSES
General project costs	$558,734	$360,316	$1,585,327	$423,711
Exploration expense	3,366	15,206	9,270	31,736
Consulting	1,343	8,100	1,343	20,927
Officers and directors fees	48,423	144,286	89,961	178,671
Legal and professional	19,946	35,545	45,871	77,729
General and administrative	96,873	89,093	233,683	144,984
Depreciation and amortization	158,812	20,373	300,148	20,772
	887,497	672,919	2,265,603	898,530

OPERATING LOSS	(32,725)	(672,919)	(170,962)	(898,530)

OTHER INCOME (EXPENSE)
Interest and other income	477	1,191	857	1,191
Change in fair value of derivatives	-	-	-	6,673
Financing expense	-	249,603	-	(998,412)
Interest expense	(500,297)	(350,599)	(974,831)	(718,165)
	(499,820)	(99,805)	(973,974)	(1,708,713)

LOSS BEFORE INCOME TAXES	(532,545)	(772,724)	(1,144,936)	(2,607,243)
INCOME TAXES	-	-	-	-

NET LOSS	$(532,545)	$(772,724)	$(1,144,936)	$(2,607,243)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.07)	$(0.09)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,056,603	11,637,047	13,056,603	10,575,441

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,144,936)	$(2,607,243)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	430,309	20,772
Common stock issued for services	-	85,483
Common stock issued for interest expense	-	45,000
Preferred stock issued for financing expense	-	998,412
Accretion of asset retirement obligation	29,966	18,615
Change in fair value of derivatives	-	(6,673)
Net gain on disposal of asset		(3,370)
Loss on stock redeemed with gold proceeds	12,797	-
Changes in operating assets and liabilities:
Inventories	(384,715)	-
Prepaid expenses and other current assets	102,847	(131,854)
Accounts payable and accrued expenses	129,172	(32,715)
Accrued liabilities - officer wages	5,500	(14,500)
Interest payable, net of amount capitalized	938,991	719,431
Net cash provided (used) by operating activities	119,931	(908,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(214,474)	(1,540,953)
Refund of reclamation bonds	-	92,455
Increase in reclamation bonds	(4,058)	(1,348,796)
Net cash (used) by investing activities	(218,532)	(2,797,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	250,000	4,125,000
Payment of note payable - equipment	(214,992)	(3,066)
Net cash provided (used) by financing activities	35,008	4,121,934

NET INCREASE (DECREASE) IN CASH	(63,593)	415,998
CASH, BEGINNING OF PERIOD	161,645	8,523

CASH, END OF PERIOD	$98,052	$424,521

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable - equipment	$1,624,276	$38,050
Accounts payable converted to notes payable - equipment	150,375	-
Addition to redemption of gold proceeds payable	94,797	-
Fair value of cancelled conversion option	-	164,140
Equipment acquired with accounts payable	-	210,216

The accompanying notes are an integral part of these consolidated financial statements.

DESERT HAWK GOLD CORP

FOOTNOTES

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2015, and the results of its operations and its cash flows for the three and six months ended June 30, 2015 and 2014. The operating and financial results for the Company for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type).  The nature of the leaching process inherently limits the ability to precisely monitor inventory levels.  As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time.  As of June 30, 2015, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12-18 months.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years, or units of production over estimated ounces to be produced.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are charged to operations as incurred. Replacements and betterments that extend the useful life of the property and equipment are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Mineral Properties and Leases

The Company capitalizes costs for acquiring mineral properties and ongoing mineral lease payments and expenses costs to maintain mineral rights.  Upon reaching the production stage, the capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ounces to be produced.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.  Mine property costs include the building of infrastructure of the processing facility including the heap leach pad and the carbon in column process plant along with water wells, roads and fencing.  These costs are capitalized until ready for their intended use at which time they are amortized using the units of production method based on projected units of production which approximates the estimated life of the facility.  Additionally, interest is capitalized to mine development until such assets are ready for their intended use.  The Company does not have proven and probable reserves at this time.  See Note 6.

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

Earnings (loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company.  At June 30, 2015 and June 30, 2014, common stock equivalents outstanding are as follows:

	June 30, 2015	June 30, 2014

Convertible debt	857,143	857,143
Convertible preferred stock	27,718,333	27,718,333

Total	28,575,476	28,575,476

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through June 30, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Reclassifications

Certain reclassifications have been made to conform data from prior periods to the current presentation.  These reclassifications have no effect on the results of operations or stockholders’ deficit.

New Accounting Pronouncement

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market.  Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. The new guidance will be effective for in fiscal years beginning after December 15, 2016, including interim periods within those years.  Management believes that this new standard will have minimal impact on its financial statements.

NOTE 3 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  All shares have equal voting rights and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

No shares of stock have been issued during the first six months of 2015.

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

As a result of this issuance, DMRJ beneficially owns approximately 67% of the Company (on a fully-diluted basis) with shares convertible into 27,718,333 shares of common stock.  DMRJ is considered a related party.

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

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	June 30, 2015	December 31, 2014
Ore on leach pad	$1,951,547	$1,508,761
Carbon column in process	169,905	211,115
Dore finished goods	8,640	25,501
Total	$2,130,092	$1,745,377

Inventories are valued at the lower of cost or net realizable value, which at June 30, 2015 is cost.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Equipment	$3,090,105	$1,465,827
Furniture and fixtures, temporary housing	10,781	10,781
Electronic and computerized equipment	52,874	19,011
Vehicles	56,830	65,330
	3,210,590	1,560,949
Less accumulated depreciation	(548,670)	(357,983)
	2,661,920	1,202,966

Kiewit property facilities	2,331,520	2,153,411
Less accumulated amortization	(290,548)	(166,221)
	2,040,972	1,987,190

Total	$4,702,892	$3,190,156

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Initial lease fee
Yellow Hammer Site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
Total	775,000	775,000

Asset retirement obligation
Kiewit Site	687,475	687,475
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	714,388	714,388
Accumulated amortization	(219,796)	(116,501)
Total	$1,269,592	$1,372,887

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands.  Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility.  On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites was absorbed by the new bond. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at June 30, 2015 and December 31, 2014 are $1,416,862 and $1,412,804, respectively.

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

NOTE 7 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000. The notes bear interest at 15% per annum.  Interest-only is payable in equal monthly installments of $7,500.  The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $0.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (see Note 10).  The notes are convertible into potentially 857,143 shares of common stock and principal and interest were initially due November 30, 2012.

On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.

The Company failed to repay the loan in full on the November 30, 2012, November 30, 2013 and November 30, 2014 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. As part of this agreement, the due date of the note was extended each year and has now been extended to November 30, 2015. Interest was paid with stock through November 30, 2014 and will be paid in cash thereafter.  Accrued interest payable at June 30, 2015 and 2014 includes $52,500 and $-0-, respectively, for these notes.

NOTE 8 – NOTE PAYABLE - RELATED PARTY

DMRJ beneficially owns approximately 67% of the Company (on a fully-diluted basis) with shares convertible to 27,718,333 shares of common stock (See Note 3).  They are considered a related party.  In July 2010, the Company entered into an Investment Agreement with DMRJ.  The Agreement has been modified numerous times and currently operates under the Twelfth Amendment to the Investment Agreement dated June 5, 2015.  The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014
Principal
Current	$3,481,357	$2,124,348
Long-term	8,559,135	9,665,144
Total	12,040,492	11,789,492
Interest payable - current	4,268,643	3,375,652
	$16,309,135	$15,165,144

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

2015 Activity

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum principal and interest payment dates which were then revised with the Twelfth Amendment to the Investment Agreement. The Twelfth Amendment was entered into on June 5, 2015 and allowed for additional funding in the amount of $250,000 which was received by the Company in May and June 2015 and also established new minimum principal and interest payment dates beginning in August 2015 as follows:

August 31, 2015	$500,000
November 30, 2015	1,000,000
December 31, 2015	4,000,000
February 28, 2016	1,500,000
May 31, 2016	750,000
August 31, 2016	3,000,000
November 30, 2016	3,000,000

Total	$13,750,000

Management anticipates that the August 31, 2015 payment will not be made.  Discussions are currently underway with DMRJ to provide additional funding to finance the purchase of crushing plant equipment to allow for in-house crushing, additional working capital and to finance the expansion into the east extension of the pit.  The equipment purchase is anticipated to reduce crushing costs by as much as $100,000 per month.  This funding will be provided through the use of the provisional funds established in the Twelfth Amendment to the Investment Agreement as well as additional funding to be provided for in a future amendment to the Investment Agreement.  New funding is expected to be approximately $675,000 during July and August 2015.

2014 Activity

In January 2014, pursuant to the Ninth Amendment to the Investment Agreement, a third term loan advance was taken in the amount of $25,000.  The January 31, 2014 loan payment that was due was not made.

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group. The Tenth Amendment provides for funding of mining operations through a series of advances (the “Monthly Term Loan Advances”) totaling a maximum of $5,700,000 over five months.  A total of $5,500,000 was drawn.  As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum principal and interest payment amounts were established.  The first minimum payment, due February 28, 2015, was not made.    Payment terms were changed in 2015 pursuant to the Eleventh and Twelfth Amendments (see 2015 Activity).

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

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	June 30, 2015	December 31, 2014
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,424 including interest at 4.99%.	$101,305	$-

Note payable to CAT Financial, collateralized by five pieces of used mining equipment, including three haul trucks, a loader and a grader, due in 36 monthly installments of $49,242 including interest at 4.68%.	1,521,998	-

Note payable to HCE Funding, collateralized by a Perkins Elmer AA machine, due in one installment of $7,600 and 22 installments of $520, including interest at 5.00%.	8,412	-

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,594 including interest at 2.99%.	430,398	492,955

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,629 including interest at 1.75%.	16,105	25,604
	2,078,218	518,559
Current portion	(705,633)	(146,171)
Long Term portion	$1,372,585	$372,388

Principal payments are as follows for the twelve months ended June 30,
2016		$705,633
2017		716,548
2018		597,706
2019		58,331
Total		$2,078,218

During the first quarter 2015, accounts payable balance of $150,375 relating to lease costs for equipment was converted to notes payable – equipment when the Company acquired the equipment.

NOTE 10 – REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

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

Changes in the reclamation liability for the periods ended June 30, 2015 and December 31, 2014 are as follows:

	Six months ended June 30, 2015	Year ended December 31, 2014
Reclamation and remediation liability, beginning of period	$740,268	$69,920
Obligation incurred	-	656,567
Accretion expense	29,966	13,781
Reclamation and remediation liability, end of period	$770,234	$740,268

NOTE 11 – STOCK REDEEMABLE WITH GOLD PROCEEDS

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

Once sales of concentrate began in 2014, all investors in this equity financing had the option to convert their shares for cash from 5% of the gold sales, and all parties chose to convert.  Amounts due to these shareholders are disclosed in the following table.  The share conversion is complete at June 30, 2015 and amounts due to shareholders are past due.  These amounts are expected to be paid to shareholders in 2015.

	Conversion Shares Due based on $1,000 Gold Price	Additional Amount Based on Actual Gold Sales Price	Total Due to Shareholders at June 30, 2015
Original Conversion Liability	130,000
Less Conversion:
December 31, 2014	48,000	8,609	56,609
June 30, 2015	82,000	12,797	94,797
Total	$130,000	$21,406	$151,406

Remaining balance to be redeemed at June 30, 2015			$-

NOTE 12– COMMITMENTS

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense to date for the Yellow Hammer in 2015 or in 2014.  No payment has been made on this property and no official forfeiture notice has been received regarding this nonpayment.

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

Royalties of 6% are due to Clifton Mining on sales of gold and silver.  Royalties due to Clifton Mining at June 30, 2015 and December 31, 2014 from production at the Kiewit property are $87,980 and $ -0-, respectively. Royalty payments are past due and are expected to be paid in 2015.  Royalty expense for the quarter and six months ended June 30, 2015 is $50,276 and $123,289, respectively.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  Termination agreements have been reached with the former CEO and one director, providing for payment of accrued compensation and consulting payable over several months commencing with the funding of the Kiewit project.  These payments began in February 2014.  As of June 30, 2015 and December 31, 2014 accrued compensation of $253,000 and $247,500, and consulting fees payable of $-0- and $15,000, respectively, were due to directors and officers.  Of the $253,000 due at June 30, 2015, accrued compensation of $192,700 is due to Rick Havenstrite, President, $42,300 to Marianne Havenstrite, Treasurer, and $18,000 remains to be paid pursuant to the termination agreements.  In addition, as part of a management incentive award on May 1, 2014, Rick Havenstrite was awarded 3,137,066 shares of common stock.  As part of this award, Mr. Havenstrite agreed to forgive $40,000 in accrued compensation.  See Note 3.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company recognized rent expense for rental of office space of $3,000 for the six months ending June 30, 2015 and 2014, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s president and a director.  Of the amounts recognized as expense, RMH Overhead, LLC was paid $6,000 and $5,000 in the first six months of 2015 and 2014, respectively, leaving a balance of $13,850 remaining in accounts payable at June 30, 2015 and 2014.  In addition, the Company purchased equipment for $3,500 and $16,500 from Overhead Door Co. of SNR, another company owned by Rick Havenstrite, during the periods ended June 30, 2015 and December 31, 2014.

During the six months ended June 30, 2015 and June 30, 2014, the Company recognized wage expense of $13,846 and $5,538, respectively, for office and accounting services performed by Marianne Havenstrite, wife of Rick Havenstrite, who became an officer of the Company during 2013. $42,300 and $28,500 of accrued wages remains unpaid at June 30, 2015 and December 31, 2014 and is reflected in accrued liabilities.

During the six months ended June 30, 2015 and 2014, the Company recognized general project cost expense of $3,105 and $12,827, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite.  $18,276 and $21,649 remain unpaid to Mr. Havenstrite at June 30, 2015 and December 31, 2014. These amounts are included in accounts payable at those dates. Payments were also made to other family members for the six months ended June 30, 2015 and 2014 for accounting and engineering services in the amount of $42,001 and $22,892.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. Also, in 2010 and in 2012, certain amendments were made to the lease agreements.  As part of these agreements, if we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property to retain our rights to those properties. The Clifton Shears-Smelter Tunnel property payment has not yet been made for this year.  The property payment is not due on the Kiewit property as it has been placed into production and royalties are generated.  The Cane Springs property was released back to Clifton Mining in 2013.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 33 square miles. Initial payment for the claims fees for 2015-2016 will be made in August 2015.  We intend to concentrate our activities on the Kiewit project.  Mineral extraction activities on the property at this time will be open-pit.

In July 2010, we entered into an Investment Agreement with DMRJ.  The Agreement has been modified numerous times and currently operates under the Twelfth Amendment to the Investment Agreement.  The Amendments have provided for extensions of payment dates, increased funding and other modifications to the debt agreement.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  As a part of this amendment, on February 19, 2014, we issued to DMRJ Group 249,603 shares of Series B Preferred Stock.  The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During 2014, financing expense in the amount of $998,412 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.04.

As a result of this issuance, DMRJ beneficially owns approximately 67% of the Company (on a fully-diluted basis) with shares convertible into 27,718,333 shares of common stock.  DMRJ is considered a related party.

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

The total due to DMRJ at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014
Principal
Current	$3,481,357	$2,124,348
Long-term	8,559,135	9,665,144
Total	12,040,492	11,789,492
Interest payable - current	4,268,643	3,375,652
	$16,309,135	$15,165,144

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

A Twelfth Amendment to the Investment Agreement was entered into on June 5, 2015 which allowed for additional funding in the amount of $250,000 during the months of May and June 2015, and provisional funding of up to an additional $500,000, and established new minimum payment dates beginning in August 2015 as follows:

August 31, 2015	$500,000
November 30, 2015	1,000,000
December 31, 2015	4,000,000
February 28, 2016	1,500,000
May 31, 2016	750,000
August 31, 2016	3,000,000
November 30, 2016	3,000,000

Total	$13,750,000

Management anticipates that we will not be able to make the August 31, 2015 payment.  Discussions are currently underway with DMRJ to provide additional funding to finance the purchase of crushing plant equipment to allow for in-house crushing, additional working capital and to finance the expansion into the East extension of the pit.  The equipment purchase is anticipated to reduce crushing costs by as much as $100,000 per month.  This funding will be provided through the use of the provisional funds established in the Twelfth Amendment to the Investment Agreement as well as additional funding to be provided for in a future Amendment to the Investment Agreement.  New funding is expected to be approximately $675,000 during July and August 2015.

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our stock.  This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock.  Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project.  Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option.  Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  At June 30, 2015, conversion proceeds due to shareholders is $$151,406 for all 130,000 conversion shares.  Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity.  The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through June 30, 2015 is $21,406.  This amount has been recorded as an administrative expense.

Historically, we have incurred net losses for the years ended December 31, 2014 and 2013, and have also incurred a loss for the three and six months ended June 30, 2015.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of June 30, 2015, raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2015, we have continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The operating loss of $170,962 for the six months ended June 30, 2015 as compared to the operating loss of $898,530 for the six months ended June 30, 2014 represents a decrease in loss of $727,568.  This decreased loss is due to the onset of production and the revenue from metals sales.  Other expense for the six months ended June 30, 2015 was $973,974 that consisted mainly of interest, decreased $734,739 as compared to the other expense amount of $1,708,713 for the six months ended June 30, 2014 that consisted of financing costs in association with the stock issuance to DMRJ Group in the amount of $998,412 as well as interest expense in the amount of $718,165.  The net overall decrease in net loss for the six months ended June 30, 2015 compared to June 30, 2014 was $1,462,307.

Liquidity and Cash Flow

Net cash provided by operating activities was $119,931 during the six month period ended June 30, 2015, compared with cash used by operating activities of $908,642 during the six month period ended June 30, 2014.  This $1,028,573 change in the amount of cash from operating activities is primarily attributable to the onset of production and sales revenue in 2015.

Net cash used by investing activities was $218,532 during the six month period ended June 30, 2015, compared to $2,797,294 cash used by investing activities during the six month period ended June 30, 2014.  This decrease of $2,578,762 in cash used for investing activities is due to investment in reclamation bonds and property and equipment in the first six months of 2014.

Net cash provided by financing activities was $35,008 during the six month period ended June 30, 2015, compared with $4,121,934 cash provided during the six month period ended June 30, 2014.  Cash provided in the first quarter of 2014 was provided with proceeds from the financing agreement with DMRJ Group.

As a result of the above, cash decreased by $63,593 during the six month period ended June 30, 2015, leaving us with a cash balance of $98,052 as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this quarterly report.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
95	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: August 14, 2015,

By: /s/ Rick S. Havenstrite

Rick S. Havenstrite, President

(Principal Executive Officer)

Date: August 14, 2015

By: /s/ Marianne Havenstrite

Marianne Havenstrite, Treasurer

(Principal Financial Officer)