Form 10-Q
period 2015-09-30
Desert Hawk Gold Corp.
filed 2015-11-16
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of November 16, 2015: 13,056,603.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP
BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$140,485	$161,645
Inventories (Note 4)	1,967,233	1,745,377
Prepaid expenses and other current assets	153,111	142,825
Total Current Assets	2,260,829	2,049,847

PROPERTY AND EQUIPMENT, net (Note 5)	4,648,252	3,190,156
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,262,886	1,372,887
RECLAMATION BONDS	1,417,355	1,412,804

TOTAL ASSETS	$9,589,322	$8,025,694

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$472,027	$813,559
Accrued liabilities-officer wages (Note 12)	267,346	247,500
Interest payable (Notes 7 and 8)	1,375,000	3,383,152
Convertible debt (Note 7)	600,000	600,000
Notes payable - equipment (Note 9)	708,412	146,171
Note payable - related party (Note 8)	-	2,124,348
Redemption of gold proceeds payable (Note 11)	151,406	56,609
Stock redeemable with gold proceeds (Note 11)	-	82,000
Total Current Liabilities	3,574,191	7,453,339

LONG-TERM LIABILITIES
Asset retirement obligation (Note 10)	785,140	740,268
Interest payable (Notes 7 and 8)	3,430,196	-
Notes payable - equipment (Note 9)	1,195,443	372,388
Note payable - related party (Note 8)	12,715,492	9,665,144
	18,126,271	10,777,800
TOTAL LIABILITIES	21,700,462	18,231,139

COMMITMENTS (Note 10, 11 and 12)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 434,797 and 249,603 shares issued and outstanding, respectively	435	250
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,056,603 shares issued and outstanding	12,928	12,928
Additional paid-in capital	9,069,396	8,328,806
Accumulated deficit	(21,195,037)	(18,548,567)
Total Stockholders' (Deficit)	(12,111,140)	(10,205,445)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,589,322	$8,025,694

DESERT HAWK GOLD CORP
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

REVENUE:
Concentrate sales	$721,167	$-	$2,815,808	$-

EXPENSES
General project costs	$697,508	$43,914	$2,282,835	$467,625
Exploration expense	1,590	7,173	10,860	38,909
Consulting	-	-	1,343	20,927
Officers and directors fees	41,577	46,153	131,538	224,824
Legal and professional	10,110	21,244	55,981	98,973
General and administrative	94,548	35,523	328,231	180,507
Depreciation and amortization	119,985	1,183	420,133	21,955
	965,318	155,190	3,230,921	1,053,720

OPERATING LOSS	(244,151)	(155,190)	(415,113)	(1,053,720)

OTHER INCOME (EXPENSE)
Interest and other income	494	553	1,351	1,744
Change in fair value of derivatives	-	-	-	6,673
Financing expense	(740,775)	-	(740,775)	(998,412)
Interest expense	(517,102)	(384,283)	(1,491,933)	(1,102,448)
	(1,257,383)	(383,730)	(2,231,357)	(2,092,443)

LOSS BEFORE INCOME TAXES	(1,501,534)	(538,920)	(2,646,470)	(3,146,163)
INCOME TAXES	-	-	-	-

NET LOSS	$(1,501,534)	$(538,920)	$(2,646,470)	$(3,146,163)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.04)	$(0.20)	$(0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,056,603	12,427,229	13,056,603	11,199,487

DESERT HAWK GOLD CORP
STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,646,470)	$(3,146,163)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	559,424	21,955
Common stock issued for services	-	85,483
Common stock issued for interest expense	-	67,500
Preferred stock issued for financing expense	740,775	998,412
Accretion of asset retirement obligation	44,872	18,615
Change in fair value of derivatives	-	(6,673)
Net gain(loss) on disposal of asset	1,009	(2,912)
Loss on stock redeemed with gold proceeds	12,797	-
Changes in operating assets and liabilities:
Inventories	(221,856)	(1,082,821)
Prepaid expenses and other current assets	(10,286)	(53,058)
Accounts payable and accrued expenses	(239,032)	50,976
Accrued liabilities - officer wages	19,846	(27,423)
Interest payable, net of amount capitalized	1,423,044	1,142,695
Net cash used by operating activities	(315,877)	(1,933,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(245,568)	(2,160,802)
Proceeds from sale of equipment	9,192	-
Refund of reclamation bonds	-	92,455
Increase in reclamation bonds	(4,551)	(1,349,350)
Net cash used by investing activities	(240,927)	(3,417,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	925,000	5,525,000
Payment of note payable - equipment	(389,356)	(7,741)
Net cash used by financing activities	535,644	5,517,259

NET INCREASE (DECREASE) IN CASH	(21,160)	166,148
CASH, BEGINNING OF PERIOD	161,645	8,523

CASH, END OF PERIOD	$140,485	$174,671

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable - equipment	$1,624,276	$571,330
Accounts payable converted to notes payable - equipment	150,375	-
Addition to redemption of gold proceeds payable	94,797	-
Fair value of cancelled conversion option	-	164,140
Equipment acquired with accounts payable	47,876	-
Common stock issued for accrued liabilities-officer wages	-	40,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2015, and the results of its operations and its cash flows for the three and nine months ended September 30, 2015 and 2014. The operating and financial results for the Company for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of September 30, 2015, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Earnings (loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. At September 30, 2015 and September 30, 2014, common stock equivalents outstanding are as follows:

	September 30, 2015	September 30, 2014

Convertible debt	895,714	895,714
Convertible preferred stock	46,237,733	27,718,333

Total	47,133,447	28,614,047

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through September 30, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. The Company will need significant funding to continue operations and increase development through the next fiscal year. This funding is expected to come via sales revenues and loan funds, but the timing and amount of capital requirements will depend on a number of factors, including demand for products and services, metals pricing and the availability of opportunities for expansion through affiliations and other business relationships.

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Reclassifications

Certain reclassifications have been made to conform data from prior periods to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ deficit, or cash flows.

New Accounting Pronouncement

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Management believes that this new standard will have minimal impact on its financial statements.

NOTE 3 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

No shares of common stock have been issued during the first nine months of 2015.

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

Preferred Stock

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  A total of $5,500,000 of this allotment was eventually loaned to the Company. As a part of this amendment, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock. The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During the quarter ended March 31, 2014, financing expense in the amount of $1,248,015 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.05. During the quarter ended June 30, 2014, the Company revised the estimated fair value of the equivalent common shares to be $998,412 based upon a fair value of $0.04 per share. Thus a reduction to financing expense of $249,603 was recorded in the second quarter 2014.

As a result of this issuance, DMRJ beneficially owned approximately 67% of the Company (on a fully-diluted basis) with shares convertible into 27,718,333 shares of common stock. DMRJ is considered a related party.

In connection with this amendment, the Company amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude from the definition of convertible securities the shares of all preferred stock previously issued to DMRJ Group and any future issuances of any shares of Series A, Series B, and Series A-1 and A-2 to DMRJ Group or any of its affiliates.

On August 31, 2015, the Company agreed to the terms of the Thirteenth Amendment to the Investment Agreement with DMRJ Group. See Note 8. As part of this amendment, the Company issued to DMRJ Group 185,194 shares of Series B Preferred Stock. The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During the quarter ended September 30, 2015, financing expense in the amount of $740,775 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.04. The Company also agreed to add an anti-dilution provision to the Certificate of Designations for the Series B Preferred Stock which would allow for the issuance of additional shares of Series B Preferred Stock in the event the Company issues any Common or Preferred Stock which would keep the Investor’s beneficial ownership of the Company the same as it was prior to the issuance. The Company also amended the Certificate of Designations for the Series B Preferred Stock to allow the Company to issue up to 550,000 shares of Series B Preferred Stock.

As a result of this issuance, DMRJ now beneficially owns approximately 77% of the Company (on a fully-diluted basis) with shares convertible into 46,237,733 shares of common stock. DMRJ is considered a related party.

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	September 30, 2015	December 31, 2014
Ore on leach pad	$1,802,318	$1,508,761
Carbon column in process	160,230	211,115
Dore finished goods	4,685	25,501
Total	$1,967,233	$1,745,377

Inventories are valued at the lower of cost or net realizable value, which at September 30, 2015 is cost.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Equipment	$3,137,980	$1,465,827
Furniture and fixtures, temporary housing	10,781	10,781
Electronic and computerized equipment	52,874	19,011
Vehicles	56,830	65,330
	3,258,465	1,560,949
Less accumulated depreciation	(664,590)	(357,983)
	2,593,875	1,202,966

Kiewit property facilities	2,361,614	2,153,411
Less accumulated amortization	(307,237)	(166,221)
	2,054,377	1,987,190

Total	$4,648,252	$3,190,156

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Initial lease fee
Yellow Hammer Site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
Total	775,000	775,000

Asset retirement obligation
Kiewit Site	687,475	687,475
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	714,388	714,388
Accumulated amortization	(226,502)	(116,501)
Total	$1,262,886	$1,372,887

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites was absorbed by the new bond. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at September 30, 2015 and December 31, 2014 are $1,417,355 and $1,412,804, respectively.

NOTE 7 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000. The notes bear interest at 15% per annum. Interest-only is payable in equal monthly installments of $3,750 to each of the note holders. The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $0.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (see Note 8). The notes are convertible into potentially 895,714 shares of common stock and principal and interest were initially due November 30, 2012.

On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.

The Company failed to repay the loan in full on the November 30, 2012, November 30, 2013 and November 30, 2014 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. As part of this agreement, the due date of the note was extended each year and has now been extended to November 30, 2015. Interest was paid with stock through November 30, 2014 and will be paid in cash thereafter. Accrued interest payable at September 30, 2015 and December 31, 2014 includes $75,000 and $7,500, respectively, for these notes.

NOTE 8 – NOTE PAYABLE - RELATED PARTY

DMRJ beneficially owns approximately 77% of the Company (on a fully-diluted basis) with shares convertible to 46,237,733 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ. The Agreement has been modified numerous times and currently operates under the Thirteenth Amendment to the Investment Agreement dated August 31, 2015. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ at September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014
Principal
Current	$-	$2,124,348
Long-term	12,715,492	9,665,144
Total	12,715,492	11,789,492
Interest payable
Current	1,300,000	3,375,652
Long-term	3,430,196	-
	$17,445,688	$15,165,144

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

2015 Activity

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum principal and interest payment dates which were then revised with the Twelfth and Thirteenth Amendments to the Investment Agreement. The Twelfth Amendment was entered into on June 5, 2015 and allowed for additional funding in the amount of $850,000 for the purpose of additional working capital, financing of the expansion into the east extension of the current pit boundary and to provide for crushing equipment to allow crushing to be done in-house. The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000. In 2015, a total of $925,000 has been loaned to the Company pursuant to the Twelfth and Thirteenth Amendments as of September 30, 2015, leaving a balance of $450,000 which remains to be drawn. In October 2015 a draw of $100,000 further reduced the balance available to be drawn to $350,000. This funding was used for working capital and to prepare for a drilling program within the existing boundary of the Kiewit Exploration Permit. The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows, with the remaining balance to be due thereafter, pursuant to the terms of the Tenth Amendment, whereby all funds in excess of $200,000 working capital, are to be remitted on a quarterly basis in payment of the remaining loan payable:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total per Minimum Payment Schedule	$6,900,000

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

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	September 30, 2015	December 31, 2014
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,424 including interest at 4.99%.	$95,271	$-

Note payable to CAT Financial, collateralized by five pieces of used mining equipment, including three haul trucks, a loader and a grader, due in 36 monthly installments of $49,242 including interest at 4.68%.	1,391,569	-

Note payable to HCE Funding, collateralized by a Perkins Elmer AA machine, due in one installment of $7,600 and 22 installments of $520, including interest at 5.00%.	6,951	-

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,594 including interest at 2.99%.	398,755	492,955

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,629 including interest at 2.5%.	11,309	25,604
	1,903,855	518,559
Current portion	(708,412)	(146,171)
Long Term portion	$1,195,443	$372,388

Principal payments are as follows for the twelve months ended September 30,
2016		$708,412
2017		722,860
2018		455,893
2019		16,690
Total		$1,903,855

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

Changes in the reclamation liability for the periods ended September 30, 2015 and December 31, 2014 are as follows:

	Nine months ended September 30, 2015	Year ended December 31, 2014
Reclamation and remediation liability, beginning of period	$740,268	$69,920
Obligation incurred	-	656,567
Accretion expense	44,872	13,781
Reclamation and remediation liability, end of period	$785,140	$740,268

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

Once sales of concentrate began in 2014, all investors in this equity financing had the option to convert their shares for cash from 5% of the gold sales, and all parties chose to convert. Amounts due to these shareholders are disclosed in the following table. The share conversion is complete at September 30, 2015 and the amounts due to shareholders of $151,406 are past due.

	Conversion Shares Due based on $1,000 Gold Price	Additional Amount Based on Actual Gold Sales Price	Total Due to Shareholders at September 30, 2015
Original Conversion Liability	$130,000
Less Conversion:
December 31, 2014	$48,000	$8,609	$56,609
June 30, 2015	82,000	12,797	94,797
Total	$130,000	$21,406	$151,406

Remaining balance to be redeemed at September 30, 2015			$0

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

Royalties of 6% are due to Clifton Mining on sales of gold and silver. Royalties due to Clifton Mining at September 30, 2015 and December 31, 2014 from production at the Kiewit property are $112,700 and $20,289, respectively. Royalty payments are past due and are expected to be paid in 2015 and early 2016. Royalty expense for the three and nine months ended September 30, 2015 is $42,822 and $166,111, respectively.

Employment Agreements

In September 2010, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its directors.  Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  Termination agreements have been reached with the former CEO and one director, providing for payment of accrued compensation and consulting payable over several months commencing with the funding of the Kiewit project.  These payments began in February 2014 and were completed in September 2015. As of September 30, 2015 and December 31, 2014 accrued compensation of $267,346 and $247,500, and consulting fees payable of $-0- and $15,000, respectively, were due to directors and officers. Of the $267,346 due at September 30, 2015, accrued compensation of $220,384 is due to Rick Havenstrite, President, and $46,962 to Marianne Havenstrite, Treasurer. In addition, as part of a management incentive award on May 1, 2014, Rick Havenstrite was awarded 3,137,066 shares of common stock. As part of this award, Mr. Havenstrite agreed to forgive $40,000 in accrued compensation. See Note 3.

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to the related party note payable (see Note 8), the Company had the following:

The Company recognized rent expense for rental of office space of $9,000 and $8,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s president and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $9,000 and $8,000 in the first nine months of 2015 and 2014, respectively, leaving a balance of $13,850 remaining in accounts payable at September 30, 2015 and 2014. In addition, the Company purchased equipment for $3,500 and $16,500 from Overhead Door Co. of SNR, another company owned by Rick Havenstrite, during the periods ended September 30, 2015 and December 31, 2014.

During the nine months ended September 30, 2015 and September 30, 2014, the Company recognized wage expense of $87,705 and $154,478 for Rick Havenstrite, respectively, and $43,833 and $46,500 for Marianne Havenstrite, wife of Rick Havenstrite. Mrs. Havenstrite became an officer of the Company during 2013. Officer wages of $267,346 and $193,500 for the periods ended September 30, 2015 and December 31, 2014 remain unpaid and are accrued.

During the nine months ended September 30, 2015 and 2014, the Company recognized general project cost expense of $3,105 and $19,258, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. $18,276 and $21,649 remain unpaid to Mr. Havenstrite at September 30, 2015 and December 31, 2014. These amounts are included in accounts payable at those dates. Payments were also made to other family members of Rick and Marianne Havenstrite for the nine months ended September 30, 2015 and 2014 for accounting and engineering services in the amount of $61,153 and $42,277.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this quarterly report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	maintaining necessary mining permits;
●	a decline in metal prices;
●	environmental hazards;
●	metallurgical and other processing problems;
●	unusual or unexpected geological formations;
●	global economic and political conditions;
●	disruptions in credit and financial markets;
●	global productive capacity;
●	changes in product costing; and
●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).

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

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 33 square miles. Initial payment for the claims fees for 2015-2016 were made in August 2015. We intend to concentrate our activities on the Kiewit project. Mineral extraction activities on the property at this time will be open-pit.

In July 2010, we entered into an Investment Agreement with DMRJ. The Agreement has been modified numerous times and currently operates under the Thirteenth Amendment to the Investment Agreement. The Amendments have provided for extensions of payment dates, increased funding and other modifications to the debt agreement.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provides for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  A total of $5,500,000 of this allotment was eventually loaned to us. As a part of this amendment, on February 19, 2014, we issued to DMRJ Group 249,603 shares of Series B Preferred Stock. The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During 2014, financing expense in the amount of $998,412 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.04.

As a result of this issuance, DMRJ beneficially owned approximately 67% of the Company (on a fully-diluted basis) with shares convertible into 27,718,333 shares of common stock.

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

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum principal and interest payment dates which were then revised with the Twelfth and Thirteenth Amendments to the Investment Agreement.

The Twelfth Amendment was entered into on June 5, 2015 and allowed for additional funding in the amount of $850,000 for the purpose of additional working capital, financing of the expansion into the east extension of the current pit boundary and to provide for crushing equipment to allow crushing to be done in-house.

The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000 for operating capital and to provide the ability for crushing operations to be performed in-house. A total of $925,000 had been loaned to the Company pursuant to the Twelfth and Thirteenth Amendments as of September 30, 2015. In October 2015 a draw of $100,000 reduced the balance available to be drawn to $350,000. This funding was used for working capital and to prepare for a drilling program within the existing boundary of the Kiewit Exploration Permit.

As part of this amendment, we issued to DMRJ Group 185,194 shares of Series B Preferred Stock. The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During the quarter ended September 30, 2015, financing expense in the amount of $740,775 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.04. As a result of this issuance, DMRJ Group owns approximately 77% of our Company (on a fully-diluted basis) with shares convertible into 46,237,733 of common stock. DMRJ is considered a related party.

The total due to DMRJ at September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014
Principal
Current	$-	$2,124,348
Long-term	12,715,492	9,665,144
Total	12,715,492	11,789,492
Interest payable
Current	1,300,000	3,375,652
Long-Term	3,430,196	-
	$17,445,688	$15,165,144

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total	$6,900,000

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock. Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project. Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. At September 30, 2015, conversion proceeds due to shareholders is $151,406 for all 130,000 conversion shares. Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity. The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through September 30, 2015 is $21,406. This amount has been recorded as an administrative expense.

Historically, we have incurred net losses for the years ended December 31, 2014 and 2013, and have also incurred a loss for the three and nine months ended September 30, 2015, respectively.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of September 30, 2015, raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2015, we have continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The operating loss of $415,113 for the nine months ended September 30, 2015 as compared to the operating loss of $1,053,720 for the nine months ended September 30, 2014 represents a decrease in loss of $638,607. This decreased loss is due to the onset of production and the revenue from metals sales. Other expense for the nine months ended September 30, 2015 was $2,231,357 that consisted mainly of interest and financing expense, increased by $138,914 as compared to the other expense amount of $2,092,443 for the nine months ended September 30, 2014. Financing costs in both periods arose with the stock issuance to DMRJ Group. The net overall decrease in net loss for the nine months ended September 30, 2015 compared to September 30, 2014 was $499,693.

Liquidity and Cash Flow

Net cash used by operating activities was $315,877 during the nine month period ended September 30, 2015, compared with cash used by operating activities of $1,933,414 during the nine month period ended September 30, 2014. This $1,617,537 reduction in the amount of cash used in operating activities is primarily attributable to the onset of production and sales revenue in 2015.

Net cash used by investing activities was $240,927 during the nine month period ended September 30, 2015, compared to $3,417,697 cash used by investing activities during the nine month period ended September 30, 2014. This decrease of $3,176,770 in cash used for investing activities is due to the investment in reclamation bonds and property and equipment in the first nine months of 2014.

Net cash provided by financing activities was $535,644 during the nine month period ended September 30, 2015, compared with $5,517,259 cash provided during the nine month period ended September 30, 2014. Cash provided in 2014 was provided with proceeds from the financing agreement with DMRJ Group for the development of the Kiewit property..

As a result of the above, cash decreased by $21,160 during the nine month period ended September 30, 2015, leaving us with a cash balance of $140,485 as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Desert Hawk Gold Corp.

Date: November 16, 2015	By:	/s/ Rick S. Havenstrite
Rick S. Havenstrite, President
(Principal Executive Officer)

Date November 16, 2015	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Financial Officer)

