Form 10-K
period 2015-12-31
Desert Hawk Gold Corp.
filed 2016-04-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒.ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐.TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐  No ☒

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

Yes ☒  No ☐

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $4,847,721.

The number of shares outstanding of the registrant’s common stock on April 14, 2016, was 13,356,603.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	default of outstanding secured obligations;
●	uncertainty regarding appeal of mining permits;
●	environmental hazards;
●	metallurgical and other processing problems;
●	unusual or unexpected geological formations;
●	global economic and political conditions;
●	disruptions in credit and financial markets;
●	global productive capacity;
●	changes in product costing; and
●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).

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

PART I

ITEM 1. BUSINESS

Overview

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company. On July 17, 2008, we merged with our wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada. Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation, each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada). On April 3, 2009, we filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp. On June 30, 2014, we dissolved our sole subsidiary, Blue Fin Capital, Inc. As a result, we have no subsidiaries.

We never successfully generated any revenue and eventually abandoned the mining business, remaining dormant until we recommenced our mining activities and entered the exploration stage on May 1, 2009.

During the year ended December 31, 2009, we entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah. In 2011, we entered into an agreement with DMRJ group, which has subsequently been amended, which has allowed for long-term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014, while the permitting process was ongoing, and to fund operations since that time. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially completed and revenue from this heap leach operation began in October 2014 with the first sales of gold and silver.

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

Under the terms of the amended agreement, we are obligated to pay a 4% net smelter royalty on base metals in all areas except for extraction of mineralized material from the Kiewit gold property and a net smelter royalty on gold and silver, except for extraction of mineralized material from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable. We are also obligated to pay a 6% net smelter return on any mineralized material extracted from the Kiewit gold property. Beginning in 2010, we are required to make all lease property payments by submitting payment on a per claim basis on or before July 15th of each year during the term of the amended agreement. During 2015, we paid a total of $38,285 in claims fees pursuant to the amended agreement. If we did not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to Clifton Mining of $50,000 per property, to retain our rights to those properties. The amended agreement also requires Clifton Mining to make available to us for our use all historical geological, engineering, and other data on the properties, as well as all buildings, equipment, existing permits, and water rights necessary for operations. Clifton Mining has the right to terminate the amended agreement only if we fail to comply with the terms of the agreement and if we fail to correct any breach of the agreement after 30 days’ notice from Clifton Mining. Royalty expense of $194,033 was recognized in 2015 with $98,368 remaining payable to Clifton Mining Company at December 31, 2015. This amount remains unpaid and, thus, we are in breach of agreement. We have not received a notice from Clifton Mining indicating a desire to terminate the agreement.

On June 30, 2012, we entered into an arrangement with Clifton Mining Company and Woodman Mining to delay certain payments required pursuant to the terms of the Amended and Restated Lease and Sublease Agreement and to extend the declaration date for claims to be voluntarily released under the agreement. As part of this agreement, the $50,000 payments for the annual holding fees for the Kiewit and the Clifton Shears-Smelter Tunnel properties were made in accordance with the June 30, 2012 delayed payment arrangement. A partial payment of $10,000 was made on December 24, 2012 for the Cane Springs payment. In 2013, the annual holding fee payments for the Kiewit and Clifton Shears-Smelter Tunnel properties were timely made in July. In 2014, we paid the $50,000 payments for the annual holding fees for both the Kiewit and Clifton Shears-Smelter Tunnel properties. In 2015, the Clifton Shears-Smelter Tunnel payment was not made. No official forfeiture notice has been received regarding this nonpayment. The Kiewit property was in production in 2015 and the holding fee payment did not apply to this property. The Cane Springs payment was not made for the Cane Springs property and this claim has been released back to Clifton mining. Notice was timely given of the claims we no longer wish to maintain and the Bureau of Land Management (“BLM”) reimbursement was also timely made.

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

Prior to July 1, 2010, we notified Clifton Mining that we would surrender certain of the mining claims and leases originally obtained in our lease agreement with it. For 2015 we paid the annual maintenance fees on 247 of the original 419 unpatented mining claims which were the subject of the original lease.

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

Under the terms of the amended agreement, we are required to pay a 6% net smelter royalty on base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable. Beginning in 2010, we are required to make all property payments. If we did not place the property into commercial production within a three-year period from the date of the original agreement, we would be required to make annual payments to the trust of $50,000 per property to retain our rights to those properties. The amended agreement also requires the trust to make available to us for our use all historical geological, engineering, and other data on the properties. The trust has the right to terminate the amended agreement only if we fail to comply with the terms of the agreement and we fail to correct any breach of the agreement after 30 days’ notice from the trust.

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

The Investment Agreement contains certain affirmative covenants we are required to meet in order to avoid an event of default under the agreement, including the following:

●	Maintain the existence of our business and properties;
●	Keep our properties insured;
●	Pay and discharge promptly all material taxes;
●	Furnish copies of our annual and quarterly financial statements;
●	Furnish notice of any event of default under the agreement or the commencement or threat of any litigation;
●	Comply with all rules and regulations applicable to our properties, including our mining claims and leases;
●	Maintain proper books and records, including financial records;
●	Use the proceeds of the loan advances for the purposes described in the agreement;
●	Comply with all environmental laws applicable to our mining operations; and
●	Keep all mining claims and leases in full force and effect.

The Investment Agreement further contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

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

Under the terms of the Fourth Amendment, entered into on May 3, 2011, a total of $5,865,492 was due at December 31, 2012 as follows:

Date	Yellow Hammer Advances	Bridge Advances	Total
6/30/2012	$1,147,403	$402,597	$1,550,000
9/30/2012	2,180,065	764,935	2,945,000
12/31/2012	$1,014,520	355,972	1,370,492
	$4,341,988	$1,523,504	$5,865,492

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

As a condition of closing the Fourth Amendment to the Investment Agreement, we also agreed to limit the number of directors to seven persons, two of which will be designated by the holders of the Series A-1 and A-2 Preferred Stock. Each Series A-1 and A-2 share is convertible into ten shares of common stock. As a result, we appointed Daniel Small and David Levy, affiliates of DMRJ Group, as directors. Daniel Small was later replaced by Zach Weiner.

In addition, as part of the Fourth Amendment, beginning July 1, 2011, quarterly dividends in the amount of 10% of net income are due to all Series A-1 and A-2 preferred stockholders for each quarter that the Company has net income. We also cannot pay any dividends on the common stock until the preferred dividends are paid. The dividend provision was removed in a later amendment.

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

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group. The Tenth Amendment provides for funding of mining operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over four months. As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016. The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015. On the last business day of each month, commencing October 31, 2014, we are required to pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all loan advances outstanding and all accrued interest has been paid in full. All payments will be applied first to accrued but unpaid interest and second to outstanding principal. The first term loan under the amendment in the amount of $2,000,000 was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit in February 2014. Onsite development of the project began at that time. If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets. A total of $5,500,000 was drawn on the loan pursuant to the Tenth Amendment. No repayments have been made.

In addition, on February 19, 2014, we issued to DMRJ Group 249,603 shares of Series B Preferred Stock. Each Series B share is convertible into 100 shares of common stock. We amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude the issuances of certain securities from triggering adjustments.

DMRJ Group Investment Agreement - Current Terms

On March 17, 2015, we agreed to the terms of an Eleventh Agreement to the Investment Agreement with DMRJ Group. This amendment provided for a new schedule of minimum payments, with the first minimum payment due on May 31, 2015.

On June 5, 2015, we agreed to the terms of the Twelfth Amendment to the Investment Agreement with DMRJ Group. The Amendment provided for an additional term loan advance in the amount of $100,000.

On August 31, 2015, we agreed to the terms of the Thirteenth Amendment to the Investment Agreement with DMRJ Group. As part of this amendment, we agreed to an anti-dilution provision to the Certificate of Designations for the Series B Preferred Stock which would allow for the issuance of additional shares of Series B Preferred Stock in the event we issue any Common or Preferred Stock, which would keep the DMRJ Group’s beneficial ownership of the Company the same as it was prior to the issuance. We also amended the Certificate of Designations for the Series B Preferred Stock to allow us to issue up to 550,000 shares of Series B Preferred Stock. This Amendment provides for additional Term Loan Advances of up to $525,000. Although a new schedule of minimum payment dates was agreed upon with the first minimum payment due on June 30, 2016, the maturity date of the loan remains October 31, 2016.

As part of the Thirteenth Amendment to the Investment Agreement with DMRJ Group, we were required to issue DMRJ Group 185,194 shares of Series B Preferred Stock. During the quarter ended September 30, 2015, financing expense in the amount of $740,775 was recorded in association with this share issuance, using an estimated fair value of the equivalent shares of $0.04. As a result of this issuance, DMRJ Group beneficially owns approximately 77% of the Company (on a fully-diluted basis). As a result, DMRJ Group is considered a related party.

Effective November 30, 2015, to satisfy the requirements of the anti-dilution provision, we also issued to DMRJ Group 9,237 shares of Series B Preferred Stock in relation to the convertible debt common stock issuance. During the quarter ended December 31, 2015, financing expense in the amount of $38,930 was recorded in association with this share issuance, using an estimated fair value of the equivalent shares of $0.04.

The new minimum payment dates beginning in June 2016 are as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total	$6,900,000

Our ability to meet these minimum payments will be dependent upon a number of factors including production variables, metals market pricing, demand for products and services, and the availability of opportunities for expansion through affiliations and other business relationships.

In addition to the minimum payments detailed above, on the last business day of each month, commencing October 31, 2014, we will pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 to be maintained by us, until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full. All payments will be applied first to accrued but unpaid interest and second to outstanding principal. No payments have been made under this provision. If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

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

All production functions of the heap leach mining operation and the carbon column process system are performed by us, including mining and crushing. Final metals refining are performed by others at off-site locations.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2015 annual maintenance fee payable to the BLM on our unpatented claims was $38,285 and was paid in August 2015. The required affidavit was filed with the Tooele County Recorder on August 27, 2015. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Property taxes on the patented claims were $6,062 for 2015 and the mineral lease fees were $1,000. Personal property tax levied by the state and collected by the local county was assessed in the amount of $70,691, and was payable on November 30, 2015. This amount remains unpaid. DMRJ Group is aware of the non-payment and has informed us it does not presently intend to declare a default as a result. We anticipate that the annual maintenance fees and personal property taxes levied will not significantly increase in 2016 over the 2015 amounts.

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

Employees

At December 31, 2015, we had 18 full-time and three part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or 50 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, on a part-time basis, as our Treasurer and Principal Financial Officer. Both of these employees have accrued all of their wages throughout part of 2012, all of 2013 and the first month of 2014. In 2015, wages for these two were partially paid and partially accrued. At December 31, 2015, accrued officer wages totaled $308,885. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. In February of 2014, we added several employees to begin construction of the Kiewit project. These employees work at our Gold Hill project site.

ITEM 1A. RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this Annual Report on Form 10-K, should be carefully considered by those who invest in our securities. Any of the following risks could materially and adversely affect our business, financial condition or operating results and could decrease the value of our Common Stock.

Risks Relating to Our Business

The Amended and Restated Promissory Note with DMRJ Group in the amount of $18,271,271, including principal and interest, matures on October 31, 2016. There is no certainty we will be able to enter into further amendments to the Note and there is also no certainty we will be able to generate enough income to pay the amount owed by the maturity date. If we fail to pay the Note by the maturity date and do not enter into further amendments to the Note with DMRJ Group, DMRJ Group will have the ability to foreclose on our mining claims at any time, and if DMRJ Group forecloses on our mining claims, our business could fail.

In conjunction with entering into the Tenth Amendment to the Investment Agreement with DMRJ Group, we entered into an Amended and Restated Promissory Note (the “Note”) with DMRJ Group. The principle amount of the Note is $13,040,492 and is due by October 31, 2016, along with accrued interest at December 31, 2015 of $5,230,779. Our loan advances from DMRJ Group under the Investment Agreement, as amended, are secured by all of our assets, including our mining leases and equipment. The Investment Agreement, as amended, also contains numerous affirmative and negative covenants which require us to perform certain obligations or refrain from certain actions so long as any amounts are owed to DMRJ Group under the Investment Agreement, as amended. If we fail to meet all of our covenants under the agreement or if we fail to make any required payment of principal or interest when due, it is likely that DMRJ Group would call the full amount of the outstanding balances on our loans immediately due. If we are unable to repay the outstanding balances at that time, we anticipate that DMRJ Group would foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets. Because the Investment Agreement, as amended, limits our ability to obtain outside funds during the effective period of the Investment Agreement, it is possible that we would not be able to obtain alternate financing to satisfy the obligations owed to DMRJ Group in the event of foreclosure. If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

The Thirteenth Amendment to the Investment Agreement with DMRJ Group requires a minimum payment of $500,000 by June 30, 2016. There is no certainty we will be able to enter into further amendments to the Investment Agreement and there is also no certainty we will be able to generate enough income to pay the amount owed by the due date. If we fail to pay the minimum payment by the due date and do not enter into further amendments to the Investment Agreement with DMRJ Group, DMRJ Group will have the ability to foreclose on our mining claims at any time, and if DMRJ Group forecloses on our mining claims, our business could fail.

Pursuant to the Thirteenth Amendment to the Investment Agreement with DMRJ Group, there is a minimum payment of $500,000 due by June 30, 2016. Our loan advances from DMRJ Group under the Investment Agreement, as amended, are secured by all of our assets, including our mining leases and equipment. If we fail to make any required minimum payment when due, it is possible that DMRJ Group would call the full amount of the outstanding balances on our loans immediately due. If we are unable to repay the outstanding balances at that time, we anticipate that DMRJ Group could foreclose on its security interest and would likely take control of or liquidate our mining leases and other assets. Because the Investment Agreement, as amended, limits our ability to obtain outside funds during the effective period of the Investment Agreement, it is possible that we would not be able to obtain alternate financing to satisfy the obligations owed to DMRJ Group in the event of foreclosure. If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

We are currently in breach of an agreement which gives us the right to carry out our operations at our Kiewit property. If we receive a notice of termination and the breach isn’t cured, the agreement would be terminated and our business would fail.

On July 24, 2009, we entered into a Joint Venture Agreement with the Clifton Mining Company and Woodman Mining Company, as amended and restated, under which Clifton Mining granted to us exclusive possession of certain patented and unpatented mining claims and an unpatented mill site claim and certain Utah state mineral leases covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. Woodman Mining also granted us the same rights in certain of these patented mining claims owned jointly with Clifton Mining. Under the terms of the amended agreement, we are obligated to pay royalties based on the extraction of mineralized material. During 2015, we paid a total of $38,285 in claims fees pursuant to the amended agreement but $98,368 remains unpaid and we are currently in breach of the amended agreement. If we fail to correct any breach of the agreement after 30 days’ notice from Clifton Mining Clifton the amended agreement can be terminated. We have not received any notice from Clifton indicating its desire to terminate the amended agreement but, if we do receive notice and the breach is not cured, the amended agreement could be terminated. If the amended agreement is terminated, our business could fail.

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2015 and 2014 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2015, raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2015, we have continued to experience losses from operations. We have continued to fund operations through minimal revenues from operations, the sale of equity securities, and issuance of debt. Nevertheless, we will require additional funding to complete much of our planned mining operations. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our profitability will be significantly affected by changes in the market price of gold and silver, and other minerals. These mineral prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. For example, the price of gold can be influenced by the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; speculation; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold producing countries throughout the world, such as Russia and South Africa. The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property and be compelled to sell some or all of these rights. Additionally, the future development of our mining properties is heavily dependent upon the level of metals prices remaining sufficiently high to make the development of our property economically viable. An investor may lose its investment if the price of these minerals substantially decreases. The greater the decrease in the price of gold or other minerals, the more likely it is that an investor will lose money. Our minimum payments due to DMRJ Group was based on the price of gold estimated at $1,250. If we are unable to make the minimum payments required by the Investment Agreement, DMRJ Group could foreclose on all of our assets and an investor would lose their investment in the Company.

We may be denied government licenses and permits which we need to explore on and further develop our property. Any delays in obtaining necessary operating permits could have a material negative impact on our ability to extract mineralized material from our claims. In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine on our property. If we are not granted the necessary permits, our business could fail.

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

If the funding from DMRJ Group is insufficient to fund future operations, we will need to obtain additional financing to fund our operations.

We have no firm commitments or agreements to provide additional funding to have sufficient capital to fund our operations as it is currently planned or to fund the acquisition and exploration of new properties. Due to the Investment Agreement, as amended, with DMRJ Group, our ability to obtain additional financing is restricted. We also may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the fair market value of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

The properties on which we have the right to explore for and mine precious minerals are not known to have any proven or probable reserves. Whether a precious mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other mineral which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay royalties and taxes on certain of our mining activities, as explained below, which will make our ability to operate profitably more difficult.

We are a junior mining company with limited operating mining activities and we may never increase our mining activities in the future.

Our business is mining for gold, silver and other precious minerals. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we increase operations on our mining properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, may also be subject to liability for pollution or other environmental damage. We are not currently insured against this risk because of high insurance costs.

We have a short operating history, have only lost money and may never achieve any meaningful revenue.

Our operating history consists of limited operations and continuation of preliminary exploration activities. We have already lost money due to the expenses we have incurred in acquiring the rights to explore on our property and starting our exploration and operating activities. Exploring for and mining precious minerals or resources is an inherently speculative activity. Our revenue could be adversely affected by many outside influences and we may never achieve revenue in amounts sufficient to provide for payment of our expenses and debt.

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

We may not be able to maintain the infrastructure necessary to conduct mining activities.

Our mining activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our mining activities and financial condition.

Our mining activities may be adversely affected by the local climate.

The local climate sometimes affects our mining activities on our properties. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or could occasionally prevent us temporarily from conducting mining activities on our property. Because of their rural location and the lack of developed infrastructure in the area, our mineral properties in Utah are occasionally impassible during the winter season. During this time, it may be difficult for us to access our property, maintain production rates, make repairs, or otherwise conduct mining activities on them.

Risks Relating to the Mining Industry

Mining for precious metals is an inherently speculative business. The properties on which we have the right to mine for precious minerals are not known to have any proven or probable reserves. If we are unable to extract gold, silver, or any other resources which can be mined at a profit, our business could fail.

Natural resource mining, and precious metal mining in particular, is a business that by its nature is speculative. There is a strong possibility that we will not discover gold, silver, or any other resources which can be mined or extracted at a profit. Even if we do discover and mine precious metal deposits, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits. If we are unable to extract gold, silver, or any other resources which can be mined at a profit, our business could fail.

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

Precious metals exploration, and resource exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration and production activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration and production programs. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration and production programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

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

As a result of their ownership and positions, our principal shareholders, directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the following matters:

●	election of our directors;
●	amendment of our articles of incorporation or bylaws; and
●	effecting or preventing a merger, sale of assets or other corporate transaction.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

If a market for our common stock is ever established, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our inability to maintain existing permits;
●	changes in the prices of gold and silver;
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	our ability to execute our business plan; sales of our common stock;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results; and inability to develop or acquire new or needed technology.

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

During the year ended December 31, 2009, we entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if we do not place the Yellow Hammer property into commercial production within a three-year period we will be required to make annual penalty payments to the Trust of $50,000.  The Yellow Hammer property operated for several months in 2011.  Under the terms of the Joint Venture Agreement, we are required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense on this property in 2015 or in 2014. No penalty payment has been made on this property and no official forfeiture notice has been received regarding this nonpayment of the annual penalty payment.

Also, during the year ended December 31, 2009, we entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, we are required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  We are also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, we will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location.  We had not begun commercial production and the annual penalty payments due on July 24, 2014 were made on July 22, 2014 and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  We constructed a 750,000 square foot heap leach facility and a carbon column process plant near the Kiewit site to accommodate the disseminated gold material from the Kiewit project. Construction was substantially complete by September 2014.

We have commenced extraction of mineralized material from the Kiewit lode claims and we earned gross revenue in 2015 in the amount of $3,288,255. Royalties and mining severance tax based on production were due to Clifton Mining Company and the State of Utah, respectively, beginning in November 2014 and initial payments have been made. Severance tax and royalties have been paid on revenue through December 2015 and monthly royalty payments are in effect. At December 31, 2015, accrued but unpaid royalties of $98,368 are expected to be paid in 2016. Our first metal sales from the Kiewit property occurred in October 2014. Extraction of mineralized material is ongoing despite some moderate winter related delays that have been encountered.

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

Exploration Plans

Development of processing activities on the Kiewit Claims was completed in 2014. Set forth below is a brief discussion of the material plans relating to these projects:

Kiewit Gold Claims. Based on prior exploration work performed by Dumont Nickel between 2004 and 2006, management believes that mineralized material located on the Kiewit claims is a highly oxidized, highly fractured, highly disseminated and cyanide amenable hydrothermal gold deposit, with very minimal silver occurrences with the gold. Independent metallurgical testing by McClelland Laboratories in Reno, Nevada, has shown recoveries of 70% of gold are achievable with very low reagent consumptions but with the need for very fine crushing. We are mining and crushing material and are using a cyanide heap leach operation to recover gold and silver. Mining, haulage operations, and placement of the material on the leach pad are performed in-house as is crushing. The claims are located approximately 3,000 feet northeast of the leaching facility. Permitting for this project was received in January 2014 and the Reclamation bond was posted in February 2014. Development of the heap leach pad and process facility is complete with production of gold realized in fourth quarter of 2014.

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

In addition to completing the notice of intent filing, the BLM requires an analysis of our Plan of Operation in compliance with the National Environmental Protection Act (“NEPA”). Approval of the Environmental Assessment was issued in January 2014 and development of the project began in February 2014 after posting a reclamation Bond in the amount of $1,348,000.

Yellow Hammer Small Mining Operations Permit: This permit was absorbed into the new Kiewit Large Mine permit.

Yellow Hammer Exploration: This permit was absorbed into the Kiewit Large Mine permit.

Kiewit Exploration Permit: This permit was originally transferred from Dumont Nickel. It covers approximately 1,500 acres around the Kiewit pit. A $19,700 bond is in place to cover existing disturbance.

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

Offices and Other Facilities

Our corporate office is located in Reno, Nevada and Mr. Havenstrite, our President, operates from this office and also works on site at our mining property in Tooele County, Utah. Monthly rent for the office space in Reno is $1,000. Financial and engineering activities are performed in this office and rent includes use of the business equipment and supplies needed to perform these functions. This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by Mr. Havenstrite. Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time. Because of limited cash resources, these rents accrued in 2013 and the first two months of 2014 rather than being paid. Beginning March of 2014, the rents are paid as charged. Total accrued rent for office space in Reno, Nevada at December 31, 2015 is $13,750.

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

Unregistered Sales of Securities

There were no unreported unregistered sales of securities during the year ended December 31, 2015.

Holders

At April 14, 2016, we had 639 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed OTC Stock Transfer, Salt Lake City, Utah, to act as the transfer agent of our common stock. We act as our own transfer agent for the Series A, A-1, A-2 and B Preferred Stock.

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

The holders of the Series A preferred shares were originally entitled to quarterly dividends equal to 10% of our net income for each quarter that we report net earnings, commencing with the quarter beginning July 1, 2011. No dividends have been paid to date. This provision for dividends for the preferred stockholders was eliminated with the Tenth Amendment to the Investment Agreement, dated February 19, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with this report.

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

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group I, LLC (“DMRJ Group”). According to the terms of the original agreement, DMRJ Group had committed to loan to us up to $6,500,000 pursuant to certain terms and conditions as evidenced by a promissory note.

In July 2010, in connection with this agreement, we issued 958,033 shares of Series A Preferred Stock to DMRJ Group at $0.001 par value for $958 cash. We recorded a discount to the loan proceeds in the amount of $669,664, which was valued based on the stock price of $0.70 less the cash received for the preferred stock.

Due to the delays caused by the lengthy permitting process, the repayment dates and other terms of the loans have been deferred due to waivers, forbearances, and amendments to the initial Investment Agreement, which make up the Fourth through Tenth Amendments. The loan is currently consolidated into one amount that is governed by the Thirteenth Amendment, as detailed below.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group. At that time, our principal balance due to DMRJ was $6,264,492 plus accrued interest. The Tenth Amendment provided for funding of mining operations through a series of Monthly Term Loan Advances totaling a maximum of $5,700,000 over four months. As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016. The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015. Additionally, on the last business day of each month, commencing October 31, 2014, we agreed to pay to the Investor an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full. All payments will be applied first to accrued but unpaid interest and second to outstanding principal. The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit. On-site development of the project is substantially complete. Total loan funds were drawn in the amount of $5,500,000, which was $200,000 below the budgeted loan funds of $5,700,000.

The February 28, 2015, a minimum payment due in the amount of $500,000 was not made and the Eleventh Amendment to the Investment Agreement with DMRJ Group was agreed upon. The amendment provided for a new schedule of minimum payments to be made, which has since been revised. The Twelfth Amendment was entered into on June 5, 2015 and allowed for additional funding in the amount of $850,000 for the purpose of additional working capital, financing of the expansion into the east extension of the current pit boundary and to provide for crushing equipment to allow crushing to be done in-house.

On August 31, 2015, we agreed to the terms of the Thirteenth Amendment to the Investment Agreement. The Thirteenth Amendment provided for additional funding in the amount of $525,000 along with a new schedule of minimum payments to be made. As part of the Thirteenth Amendment to the Investment Agreement with DMRJ Group, we were required to issue to DMRJ Group 185,194 shares of Series B Preferred Stock. During the quarter ended September 30, 2015, financing expense in the amount of $740,775 was recorded in association with this share issuance, using an estimated fair value of the equivalent shares of $0.04. As a result of this issuance, DMRJ Group beneficially owns approximately 77% of the Company (on a fully-diluted basis). DMRJ Group is considered a related party. A summary of DMRJ Group-related amounts is as follows:

	December 31,	December 31,
	2015	2014
Note Payable – DMRJ Group
Yellow Hammer, total per 4th Amendment	$4,941,177	$4,941,177
Accrued interest capitalized with 5th amendment	885,521	885,521
October 2012 term loan advance	50,000	50,000
2013 Loan Advances and Adjustments	387,794	387,794
Total loan balance at December 31, 2013	6,264,492	6,264,492
2014 Loan Advance per Ninth Amendment	25,000	25,000
2014 Loan Advances for construction	5,500,000	5,500,000
Total loan balance at December 31, 2014	11,789,492	11,789,492
2015 Loan Advances and adjustments per 11th - 13th Amendments	1,251,000	-
Total loan balance at December 31, 2015	13,040,492	-

Accrued interest on DMRJ loans	$5,230,779	$3,375,652

Amended minimum principal and interest payment amounts were established as part of the Eleventh Amendment beginning in May 2015 as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total	$6,900,000

Despite the repayment schedule, the maturity date of this loan is October 31, 2016. We are in negotiations with DMRJ Group to extend the maturity date of the loan; however, no agreement has been entered into. Repayment of this debt has not yet begun. If we are unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate our mining leases and other assets.

Results of Operations for the Years Ended December 31, 2015 and 2014

During the years ended December 31, 2015 and 2014, we had net losses of $3,351,815 and $3,372,202, respectively. This represents a decreased net loss of $20,387 for the year ended December 31, 2015. The decrease in net loss for the year ended December 31, 2015 is generally attributable to a decrease in operating loss due to increased concentrate sales.

Liquidity and Cash Flow

Net cash used by operating activities was $457,196 during the year ended December 31, 2015, compared with $1,563,788 cash used during the year ended December 31, 2014. The decrease in cash used by operating activities is primarily attributable to the onset of production activities which created the accumulation of inventories. This increase was partially offset by increases in financing expense and interest payable.

Net cash used by investing activities was $379,431 during the year ended December 31, 2015, compared to cash used by investing operations of $3,610,199 during the year ended December 31, 2014. The decrease in cash used by investing is attributable to the acquisition of reclamation bonds needed to begin production in 2014 and to the reduction in purchases of fixed assets and project development during the year ended December 31, 2015.

Net cash provided by financing activities was $807,491 during the year ended December 31, 2015, compared with $5,327,109 during the year ended December 31, 2014. The decrease is primarily a result of decreased borrowing from DMRJ Group to provide for development of the project.

As a result, cash decreased by $29,136 during the year ended December 31, 2015, leaving us a cash balance of $132,509 as of December 31, 2015, as compared to an ending cash balance of $161,645 as of December 31, 2014.

Under the terms of the Thirteenth Amendment to the Investment Agreement with DMRJ Group, repayment of all loan advances is due in full by October 31, 2016. This Thirteenth Amendment provides for repayment of the debt through operations with a series of required minimum payments beginning June 30, 2016. Effective October 31, 2014, all working cash flow from operations, subject to a minimum balance of $200,000, is due to DMRJ Group at the end of each month, for each previous month. Loan repayments have not yet begun, but are anticipated to begin in 2016. It is also anticipated that the loan maturity date will be extended into 2017. If we lose our mining leases and other assets to DMRJ Group in foreclosure, we would not be able to continue our business operations as currently planned and an investor would lose its entire investment in our common stock.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 2, “Summary of Significant Accounting Policies,” in our attached audited financial statements for a discussion of those policies.

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered. We record ore on leach pad, ore in carbon column in process and gold doré (fully processed gold held at a refinery), at average production cost per gold ounce, less provisions required to reduce inventory to net realizable value. Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, equipment, and mineral properties; and mine administrative expenses. Revenue from the sale of silver is accounted for as by-product and is deducted from production costs. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2015, we had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with limited refinements based on actual results.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 18 months.

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with ASC 932 Extractive Activities. All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to explore new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and will be amortized on units of production basis over proven and probable reserves. We do not have proven and probable reserves at this time.

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

Reclamation and Remediation

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. We use assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on our current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation we used a credit adjusted risk free interest rate of 8% - 10% and projected mine lives of 5 - 12 years, depending on the site. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. At December 31, 2015 and 2014, Asset Retirement Obligations total $901,597 and $740,268, respectively, for all of our Gold Hill properties.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of the year ended December 31, 2015, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. and Mrs. Havenstrite concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 10, 2016, we failed to make interest payments required under the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2012 (the “Notes”), as corrected and amended, with West C. Street LLC and Ibearhouse, LLC (the “Note Holders”). As a result, we are in default of the Notes. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of April 14, 2016 the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Rick Havenstrite	57	Director & President	2009	Mr. Havenstrite has served as our President since April 2009 and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner and president of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, a exploration mining company, as vice-president of operations on the Milford Copper Project; from 1992 until 1996 he was general manager of Nevada operations for Arimetco Mining Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Nevmont Minerals, a small gold mining company, as manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, as the mine manager and superintendent on the Alta Gold Buckskin Mine and the Robinson Mine in Utah; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in mining engineering from the University of Reno Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Zach Weiner	27	Director	2015	Mr. Weiner was appointed to our Board of Directors in September, 2015. He currently serves as a portfolio manager at Platinum Partners, a position he has served in since January of 2012. Mr. Weiner currently serves as a director of Black Elk Energy Offshore Operations, a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act. In 2011, Mr. Weiner received his Bachelor of Science from Baruch College.

David Levy	31	Director	2011	Mr. Levy was appointed to our Board of Directors in May, 2011. He currently serves as co CIO of Platinum Partners, a position he has served in since January of 2015. Before that time he served as a Portfolio Manager for Platinum Partners from 2010 to 2013. He also worked as the CIO for B Asset Manager during 2014. He specializes in structuring and negotiating financings at all levels of the capital structure through extensive industry research financial analysis and modeling. Mr. Levy graduated with honors from Sy Syms School of Business of Yeshiva University.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law. We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2015, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $		All Other Compensation $		Total $
Rick Havenstrite, President and CEO	2015	120,000	(2)	12,000	(1)	132,000
	2014	245,482	(2)	11,000	(1)	256,482

(1)       Mr. Havenstrite received $12,000 and $11,000 in 2015 and 2014 (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada. The total accrued rent for office space at December 31, 2015 for RMH Overhead (Mr. Havenstrite) is $13,750.

(2)       Mr. Havenstrite’s 2015 compensation consists of $120,000 in base salary (of which $87,692 was accrued and unpaid as of December 31, 2015). Mr. Havenstrite’s 2014 compensation consists of $120,000 in base salary. In 2014, Mr. Havenstrite was issued 3,137,066 shares of common stock valued at $125,482 in lieu of accrued salary of $40,000 and as a management incentive bonus. These shares were valued at $0.04 per share, a value arrived at by management in conjunction with an independent valuation.

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

During 2015 and 2014 we paid Mr. Havenstrite a salary of $10,000 per month, some of which was accrued rather than paid. Beginning in June 2012 through January 2014, all of this amount was accrued rather than paid. During 2015, this salary was partially accrued and partially paid in cash. At December 31, 2015, accrued wages payable to Mr. Havenstrite are $252,692. In 2014, Mr. Havenstrite received a management incentive stock bonus of 3,137,066 shares of common stock. As part of this agreement, he agreed to take a reduction of $40,000 in accrued compensation. The stock was valued at $0.04 per share, a value arrived at by management in conjunction with an independent valuation company.

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

Compensation of Directors

During the year ended December 31, 2015, no compensation was paid to our directors, excluding the named executive officer whose total compensation is set forth in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of April 14, 2016, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	4,162,066	(2)	31.16%
David Levy Carnegie Hall Tower 152 West 57th Street New York, NY 10022	47,211,002	(3)	77.95%
Zachary Weiner Carnegie Hall Tower 152 West 57th Street New York, NY 10022	-		-
Executive Officers and Directors as a Group (3 Persons)	51,373,068		84.82%
Eric Moe 8305 N. Colton Place Spokane, WA 99208	1,080,400		8.09%
Ibearhouse, LLC(4) Kelley Price 7806 NE 10th Street Medina, WA 98039	1,563,259		11.28%
West C Street, LLC(5) Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	1,563,259		11.28%
DMRJ GROUP I, LLC(3) Carnegie Hall Tower 152 West 57th Street New York, NY 10022	47,211,002	(3)	77.95%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of April 14, 2016, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. At April 14, 2016, we had 13,356,603 shares outstanding.
(2)	Includes 25,000 shares held by Mr. Havenstrite’s wife, Marianne Havenstrite.
(3)	Consists of 958,033 shares of Series A Preferred Stock convertible into 958,033 shares of the Company’s common stock, 180,000 shares of Series A-2 Preferred stock convertible into 1,800,000 shares of the Company’s common stock, and 444,530 shares of Series B Preferred Stock convertible into 44,452,969 shares of the Company’s common stock. Mr. Levy shares beneficial ownership of these shares with DMRJ Group.
(4)	Kelley Price has sole voting and investment power over these shares.
(5)	Richard Meadows has sole voting and investment power over these shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Under the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2012 (the “Notes”), as corrected, between our company and West C Street LLC and Ibearhouse, LLC (the “Note Holders”), an agreement was made with the Note Holders to begin paying the monthly interest pursuant to the Notes in stock rather than cash. Total shares issued in 2014 for interest payable was 58,927. In addition, 150,000 shares were issued to each of the Note Holders on each of November 30, 2015 and 2014 as penalty shares in connection with the extensions of the due dates of the Notes for two, one-year periods. The due dates of the Notes are now November 30, 2016. Effective December 1, 2014, interest is to be paid in cash and is currently accruing. Accrued interest payable for the Notes at December 31, 2015 is $97,500.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group under which they agreed to provide loans of up to $6,500,000. This agreement has been amended several times and our agreement with DMRJ is now governed by the Thirteenth Amendment to the Investment Agreement, dated August 31, 2015. As part of these agreements, DMRJ has placed Zach Weiner and David Levy, two of its principals, on our Board of Directors and, as a result of the issuance of Preferred Shares to DMRJ, DMRJ controls a majority of the outstanding votes of the Company.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group. At that time, our principal balance due to DMRJ was $6,264,492 plus accrued interest. The Tenth Amendment provided for funding of mining operations through a series of Monthly Term Loan Advances totaling a maximum of $5,700,000 over four months. As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016. The interest rate on the loan balance was reduced from 24% to 15% and minimum payment amounts were established beginning in February 2015. Additionally, on the last business day of each month, commencing October 31, 2014, we agreed to pay to the Investor an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 until such time as the unpaid principal amount of all Term Loan Advances outstanding and all accrued interest has been paid in full. All payments will be applied first to accrued but unpaid interest and second to outstanding principal. The first Monthly Term Loan, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit. On-site development of the project is substantially complete. Total loan funds were drawn in the amount of $5,500,000, which was $200,000 below the budgeted loan funds of $5,700,000.

The February 28, 2015, a minimum payment due in the amount of $500,000 was not made and the Eleventh Amendment to the Investment Agreement with DMRJ Group was agreed upon. The amendment provided for a new schedule of minimum payments to be made, which has since been revised.

On August 31, 2015, we agreed to the terms of the Thirteenth Amendment to the Investment Agreement. The Thirteenth Amendment provided for additional funding in the amount of $525,000 along with a new schedule of minimum payments to be made. As part of the Thirteenth Amendment to the Investment Agreement with DMRJ Group, we were required to issue to DMRJ Group 185,194 shares of Series B Preferred Stock. As a result of this issuance, DMRJ Group beneficially owns approximately 77% of the Company (on a fully-diluted basis).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2015 and 2014 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2015	$44,167
2014	$47,379

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns. In 2015, we were billed $2,161 for income tax preparation work for federal and state tax returns for 2014. We do not expect any tax liability for 2015 or 2014.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2015 and 2014 we were not billed for other services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1 & 10.1	Agreement and Plan of Merger dated December 30, 2009, with Blue Fin Capital, Inc.	S-1	333-169701	2.1/10.1	9/30/10
3.1	Amended and Restated Articles of Incorporation	S-1	333-169701	3.1	9/30/10
3.2	Certificate of Designation for Series A Preferred Stock	S-1	333-169701	3.2	9/30/10
3.3	Amendment to Certificate of Designation for Series A Preferred Stock	8-K	333-169701	4.2	2/25/14
3.4	Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	3.1	5/9/11
3.5	Amendment to Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	4.3	2/25/14
3.6	Certificate of Designations for Series B Preferred Stock	8-K	333-169701	4.1	2/25/14
3.7	Amendment No. 1 to the Certificate of Designations for the Series B Preferred Stock	8-K	333-169701	3.1	9/16/15
3.8	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
4.1	Registration Rights Agreement dated May 3, 2011	8-K	333-169701	4.1	5/9/11
10.1	Amended and Restated Lease and Sublease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company	S-1	333-169701	10.3	9/30/10
10.2	Contract Assignment and Surety Transfer Agreement dated September 30, 2009, with Clifton Mining Company	S-1	333-169701	10.4	9/30/10
10.3	Amended and Restated Lease Agreement effective July 24, 2009, with Moeller Family Trust	S-1	333-169701	10.5	9/30/10
10.4	Security Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.8	9/30/10
10.5	Amended Loan Agreement dated July 14, 2010, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.11	9/30/10
10.6	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with Ibearhouse, LLC, as corrected	8-K	333-169701	99.2	12/28/12
10.7	Ibearhouse Amendment to Amended and Restated Convertible Promissory Note, as corrected	8-K	333-169701	99.2	1/8/14
10.8	Share Conversion Agreement dated September 11, 2013	10-K	333-169701	10.15	4/16/13
10.9	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.10	Consulting Agreement dated December 28, 2009 with Stuart Havenstrite	S-1	333-169701	10.17	9/30/10
10.11	Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.6	11/12/10
10.12	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.13	Amendment dated November 8, 2010 to Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.20	11/12/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
10.14	Second Amendment to Investment Agreement dated February 25, 2011	8-K	333-169701	99.1	3/3/11
10.15	Forbearance Agreement dated March 6, 2011	8-K	333-169701	99.2	3/15/11
10.16	Third Amendment to Investment Agreement dated March 11, 2011	8-K	333-169701	99.1	3/15/11
10.17	Fourth Amendment to Investment Agreement dated May 3, 2011	8-K	333-169701	99.1	5/9/11
10.18	Forbearance Agreement dated June 29, 2012	10-K	333-169701	10.30	4/16/13
10.19	Fifth Amendment to Investment Agreement dated October 16, 2012	8-K	333-169701	99.1	10/18/12
10.20	Sixth Amendment to Investment Agreement dated January 29, 2013	8-K	333-169701	99.1	2/7/13
10.21	Seventh Amendment to Investment Agreement	10-K	333-169701	10.32	4/14/14
10.22	Eighth Amendment to Investment Agreement	8-K	333-169701	99.1	7/30/13
10.23	Ninth Amendment dated October 24, 2013 to Investment Agreement	10-Q	333-169701	10.1	11/14/13
10.24	Tenth Amendment to Investment Agreement, including Note	8-K	333-169701	99.1	2/25/14
10.25	Addendum to Tenth Amendment to Investment Agreement, dated January 16, 2015	8-K	333-169701	99.1	1/22/15
10.26	Eleventh Amendment to Investment Agreement, dated March 17, 2015	8-K	333-169701	99.1	3/20/15
10.27	Twelfth Amendment to Investment Agreement, dated June 5, 2015	8-K	333-169701	99.1	6/11/15
10.28	Thirteenth Amendment to Investment Agreement effective August 31, 2015	8-K	333-169701	99.1	9/16/15
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: April 14, 2016	By:	/s/ Rick Havenstrite
Rick Havenstrite, President and Principal Executive Officer

Date: April 14, 2016	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rick Havenstrite	President & Director	April 14, 2016
Rick Havenstrite

/s/ David Levy	Director	April 14, 2016
David Levy

/s/ Zach Weiner	Director	April 14, 2016
Zach Weiner

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Desert Hawk Gold Corp.

We have audited the accompanying balance sheets of Desert Hawk Gold Corp. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Hawk Gold Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and negative working capital at December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

April 13, 2016

DESERT HAWK GOLD CORP
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$132,509	$161,645
Inventories (Note 5)	2,553,807	1,745,377
Prepaid expenses and other current assets	45,752	142,825
Total Current Assets	2,732,068	2,049,847

PROPERTY AND EQUIPMENT, net (Note 6)	4,584,394	3,190,156
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	1,314,006	1,372,887
RECLAMATION BONDS (Note 7)	1,418,070	1,412,804

TOTAL ASSETS	$10,048,538	$8,025,694

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$754,064	$870,168
Accrued liabilities - officer wages (Note 4 and 15)	308,885	247,500
Interest payable (Note 8)	97,500	7,500
Interest payable - related party (Note 10)	5,230,779	3,375,652
Convertible debt (Note 8)	600,000	600,000
Notes payable - equipment, current portion (Note 9)	803,388	146,171
Note payable - related party (Note 10)	13,040,492	2,124,348
Stock redeemable with gold proceeds (Note 11)	-	82,000
Total Current Liabilities	20,835,108	7,453,339

LONG-TERM LIABILITIES
Asset retirement obligation (Note 12)	901,597	740,268
Notes payable - equipment (Note 9)	1,077,387	372,388
Note payable - related party (Note 10)	-	9,665,144
	1,978,984	10,777,800

TOTAL LIABILITIES	22,814,092	18,231,139

COMMITMENTS (Note 15)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 444,530 and 249,603 shares issued and outstanding, respectively	444	250
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,356,603 and 13,056,603 shares issued and outstanding, respectively	13,228	12,928
Additional paid-in capital	9,120,018	8,328,806
Accumulated deficit	(21,900,382)	(18,548,567)
Total Stockholders' (Deficit)	(12,765,554)	(10,205,445)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,048,538	$8,025,694

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2015	2014

REVENUE
Concentrate sales	$3,275,457	$1,224,892

EXPENSES
General production costs	2,662,228	1,235,091
Exploration expense	14,078	39,170
Officers and directors fees	180,000	308,670
Legal and professional	63,184	109,958
General and administrative	293,064	217,922
Depreciation and amortization	583,467	179,971
	3,796,021	2,090,782

OPERATING LOSS	(520,564)	(865,890)

OTHER INCOME (EXPENSE)
Interest and other income	2,065	8,797
Change in fair value of derivatives	-	6,673
Financing expense	(791,706)	(1,010,412)
Interest expense	(2,041,610)	(1,511,370)
	(2,831,251)	(2,506,312)

LOSS BEFORE INCOME TAXES	(3,351,815)	(3,372,202)
INCOME TAXES	-	-

NET LOSS	$(3,351,815)	$(3,372,202)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.26)	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,079,617	11,657,051

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENT OF STOCKHOLDERS' (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2013	1,138,033	$1,138	9,501,683	$9,373	$6,950,076	$(15,176,365)	$(8,215,778)

Common stock issued for interest			117,854	118	82,382		82,500

Common stock issued in connection with amendment to convertible debt			300,000	300	11,700		12,000

Common stock issued for officer wages			3,137,066	3,137	122,346		125,483

Preferred stock issued in connection with amendment to note payable - related party	249,603	250			998,162		998,412

Expiration of conversion option					164,140		164,140

Net loss for the year ended December 31, 2014						(3,372,202)	(3,372,202)

Balance, December 31, 2014	1,387,636	$1,388	13,056,603	$12,928	$8,328,806	$(18,548,567)	$(10,205,445)

Common stock issued in connection with extension of to convertible debt (Note 3)			300,000	300	11,700		12,000

Preferred stock issued in connection with amendment to note payable - related party (Note 3)	185,194	185			740,591		740,776

Preferred stock issued in connection with anti-dilution provisions (Note 3)	9,733	9			38,921		38,930

Net loss for the year ended December 31, 2015						(3,351,815)	(3,351,815)

Balance, December 31, 2015	1,582,563	$1,582	13,356,603	$13,228	$9,120,018	$(21,900,382)	$(12,765,554)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,351,815)	$(3,372,202)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	583,467	179,971
Common stock issued for interest expense	-	82,500
Common stock issued for officer wages	-	85,483
Common stock issued for financing expense	12,000	12,000
Preferred stock issued for financing expense	779,706	998,412
Accretion of asset retirement obligation	59,778	13,781
Change in fair value of derivatives	-	(6,673)
Loss on common stock redeemed with gold proceeds	12,798	8,608
Loss on disposal of mineral properties and interests	-	2,735
Changes in operating assets and liabilities:
Inventories	(596,189)	(1,524,115)
Prepaid expenses and other current assets	97,073	(39,757)
Accounts payable and accrued expenses	(60,526)	615,590
Accrued liabilities - officer wages	61,385	(44,500)
Interest payable	90,000	7,500
Interest payable - related party	1,855,127	1,416,879
Net cash (used) by operating activities	(457,196)	(1,563,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(374,165)	(2,352,711)
Additions to reclamation bonds	(5,266)	(1,350,193)
Refund of reclamation bonds	-	92,705
Net cash (used) by investing activities	(379,431)	(3,610,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	1,251,000	5,525,000
Payment of notes payable - equipment	(443,509)	(197,891)
Net cash provided by financing activities	807,491	5,327,109

NET INCREASE (DECREASE) IN CASH	(29,136)	153,122
CASH, BEGINNING OF YEAR	161,645	8,523

CASH, END OF YEAR	$132,509	$161,645

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized	$87,384	$2,623
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable - equipment	$1,655,349	$716,450
Fair value of cancelled conversion option	-	$164,140
Common stock issued for accrued liabilities-officer wages	-	$40,000
Account payable paid with note payable - equipment	$150,376	-
Gold loan payable converted to accounts payable	$94,798	$56,608

The accompanying notes are an integral part of these financial statements.

 Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating gold ounces in inventories, the recoverability of the cost of mining claims, asset retirement obligation, deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ deficit, and cash flows previously reported.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2015, the Company had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 18 months.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments that extend the useful life of the property and equipment are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. See Note 6.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740- Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company recognized no increase in the liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2015 or 2014. See Note 13.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. At December 31, 2015 and December 31, 2014, common stock equivalents outstanding are as follows:

	December 31, 2015	December 31, 2014

Convertible debt	996,429	857,143
Convertible preferred stock	47,211,002	27,718,333

Total	48,207,431	28,575,476

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

Financial Instruments

The Company's financial instruments include cash, reclamation bonds, notes payable – equipment, notes payable – related party, and convertible debt. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and December 31, 2014.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, current liabilities exceed current assets by $18,103,040 at December 31, 2015. As discussed in Note 10, if the Company is unable to repay the outstanding amount due to DMRJ Group, DMRJ Group could foreclose on its security interest and would take control of or liquidate the Company’s mining leases and other assets.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s financial statements once adopted.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

In May 2014, the FASB issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for the fiscal years beginning after December 15, 2016. We are currently evaluating the potential impact of implementing this update on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. The FASB has proposed the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. ASU No. 2015-17 is not expected to have a material impact on our financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2015 Activity

The Company failed to repay the convertible debt loan in full on the November 30, 2015 maturity date. Under the terms of the debt agreements, the Company issued a total of 300,000 shares of common stock to the note holders. This issuance was valued at $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based upon a third party valuation performed in 2014. The issuance was accounted for as financing expense. See Note 8.

The Thirteenth Amendment to the Investment Agreement with DMRJ Group (see Note 10) dated August 2015 contained provisions for shares of common stock to be issued to the Company’s President, Rick Havenstrite, if he operates within 10% of the approved budget over twelve months from the date of the amendment. The number of shares to potentially be issued to the Company’s President will be equal to 2.5% of the amount of fully outstanding shares of the Company on a fully diluted basis.

2014 Activity

The Company issued a total of 117,854 shares of stock to the note holders of the convertible debt for interest expense through November 30, 2014. These shares were valued at a fair value of $82,500 based upon the stated interest rate contained in the debt agreements. The Company failed to repay the loan in full on the November 30, 2014 maturity date, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders. This issuance was valued at $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock. The issuance was accounted for as financing expense. See Note 8.

On May 1, 2014, the Company issued 3,137,066 shares to its President, Rick Havenstrite as a management incentive. Also, as a part of this agreement, Mr. Havenstrite agreed to forgive $40,000 of accrued but unpaid wages. The issued shares were valued at $0.04 per share. Based on this rate, the fair value of the shares issued to Mr. Havenstrite was determined to be $125,483. Of this amount, $85,483 was recognized as officers and directors fees during the year ended December 31, 2014 and $40,000 was recognized as a reduction of accrued officer wages.

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Series A

Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to adjustment in the event the Company effects a reverse or forward split of its outstanding shares or a reclassification of its common stock. At December 31, 2015 and 2014, 958,033 shares of Series A Preferred Stock are issued and outstanding. These shares can be converted into 958,033 shares of common stock. The Company has the right to mandate conversion if its stock has traded on the OTC Bulletin Board or on an exchange at a volume weighted average price per share of not less than $1.40 for each day over a period of 30 consecutive days with average trading volume per day of not less than 50,000 shares. The conversion ratio of the Series A Preferred Stock is determined according to a formula computed by dividing the stated value of the preferred stock, which is designated as $0.70 per share, by the conversion price of the preferred stock, which is $0.70 per share, subject to the following limitations and conditions:

●	If the Company issues or sells shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into its common shares, at prices less than the conversion price of its Series A shares, then the conversion price of the Series A shares will be reduced to this lower sale or conversion price.
●	The Series A shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.

The Series A shares have the following rights and preferences:

●	The holders of the Series A shares are entitled to any dividends declared by the Company.
●	In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a change of control transaction or the sale or lease of all or substantially all of the Company’s assets without the majority consent of the holders of the Series A shares, the holders of the Series A shares will be entitled to receive ratably an amount of the funds available for liquidation equal to the issue price of the Series A shares plus any accrued and unpaid dividends. Any remaining funds available for distribution will be distributed pro rata among the holders of the common stock and the Series A shares assuming conversion of the Series A shares.
●	The holders of the Series A shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series A shares are convertible. The Series A shares vote together with the holders of the common stock, except as provided by law. In addition, so long as the principal or accrued interest on any DMRJ Group loan is outstanding, the Company is prohibited from taking the certain corporate actions without the separate consent of persons owning a majority of the Series A preferred shares
●	The Company has the right to create and issue additional classes or series of preferred shares so long as the new class or series does not have preferences, limitations, or relative rights which are superior or senior to the preferences, limitations and relative rights granted the holders of the Series A shares.
●	The holders of the Series A shares have preemptive rights to purchase shares of common stock in any offering by the Company.
●	There are no redemption or sinking fund provisions applicable to the Series A shares.

Series A-1 and A-2

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock, ten times the Series A-1 issue price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock, ten times the Series A-2 issue price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 Preferred Stock is $0.70 per share and the initial conversion price of the Series A-2 Preferred Stock is $1.00. At December 31, 2015 and 2014, there are no shares of Series A-1 Preferred Stock outstanding and 180,000 shares of Series A-2 Preferred Stock outstanding. The Series A-2 Preferred Stock outstanding can be converted into 1,800,000 shares of common stock. The Series A-1 and A-2 shares have the following additional rights and preferences:

●	The holders of the Series A-1 and A-2 shares have no preference as to any dividends declared by the Company.
●	In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a change of control transaction or the sale or lease of all or substantially all of the Company’s assets without the majority consent of the holders of the Series A-1 and A-2 shares, the holders of the Series A shares will be entitled to receive ratably an amount of the funds available for liquidation equal to the issue price of the Series A shares plus any accrued and unpaid dividends. Any remaining funds available for distribution will be distributed pro rata among the holders of the common stock and the Series A, A-1 and A-2.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

●	The holders of the Series A-1 and A-2 shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series A-1 or A-2 shares are convertible. The Series A-1 and A-2 shares vote together with the holders of the common stock, except as provided by law. In addition, the Company is prohibited from taking the certain actions without the separate consent of persons owning a majority of the Series A-1 and A-2 preferred shares.
●	The holders of record of the Series A-1 and Series A-2 shares, voting together as a single class, have the right to elect two directors of the Board, to remove any such directors elected by them and to fill any vacancy caused by the death, resignation or removal of such directors.
●	The conversion prices of the Series A-1 and Series A-2 shares are subject to the following limitations and conditions:

○	If the Company issues or sells shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into the Company’s common shares, at prices less than the conversion price of our Series A- or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower sale or conversion price.
○	The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.

●	The holders of the Series A-1 and A-2 shares have preemptive rights to purchase shares of the Company’s common stock in any offering by the Company.
●	There are no redemption or sinking fund provisions applicable to the Series A-1 or A-2 shares.

Series B

Each share of Series B Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to 100 shares of common stock. At December 31, 2015 and 2014, there are 444,530 and 249,603 shares, respectively, of Series B Preferred Stock outstanding. These shares can be converted into 44,452,969 and 24,960,300 shares of common stock, respectively. The Certificate of Designations for the Series B Preferred Stock allows for the issuance of additional shares of Series B Preferred Stock in the event the Company issues any common or preferred stock, which would keep the holder’s beneficial ownership of the Company the same as it was prior to the issuance. The Series B shares have the following additional rights and preferences:

●	The holders of the Series B shares have rights to any dividends declared by us on an as converted basis.
●	In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary the available assets of the Company shall be distributed subject to the following priority:

○	First, the holders of each share of Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock then outstanding shall receive out of the available assets and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any available assets on any junior securities, an amount per share equal to the Series A, A-1, A-2 and B liquidation preferences. If upon any liquidation, such available assets shall be insufficient to permit the holders of the Series A, A-1, A-2, and B Preferred Stock to receive their full liquidation preference, then such available assets shall be distributed ratably among the preferred holders in proportion to their full liquidation preference each holder is otherwise entitled to receive.
○	After distribution to the preferred holders of their full liquidation preference, the remaining available assets, if any, shall be distributed ratably among the preferred holders and Common Stock, based on the number of shares of Common Stock held (or deemed held) by each holder assuming all preferred shares had been converted into shares of Common Stock immediately prior to such liquidation.

●	The holders of the Series B shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series B shares are convertible. The Series B shares vote together with the holders of the Common Stock, except as provided by law.
●	The conversion price of the Series B preferred stock is subject to the following limitations and conditions:

○	If we issue or sell shares of our common stock, implement a stock split, or declare a dividend, then the conversion price of the Series B shares will be adjusted.
○	The conversion price of the Series B shares will be adjusted in the event of a reclassification, exchange, substitution, merger, or consolidation.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

●	We have the right to create and issue additional classes or series of preferred shares so long as the new class or series does not have preferences, limitations, or relative rights which are superior or senior to the preferences, limitations and relative rights granted the holders of the Series B shares.
●	The Series B shares also have anti-dilution protection in the case of issuance of any additional shares of common stock or common stock equivalents.

2015 Activity

On August 31, 2015, as part of the Thirteenth Amendment to the Investment Agreement with DMRJ Group (see Note 10), the Company issued 185,194 shares of Series B Preferred Stock to DMRJ Group. The issuance of these shares was determined to meet the requirements of a substantial modification and thus was accounted for using debt extinguishment accounting guidelines. During the year ended December 31, 2015, financing expense of $740,776 was recorded in association with this share issuance, using an estimated fair value of the equivalent shares of $0.04. As a result of this issuance, DMRJ Group beneficially owned approximately 77% of the Company (on a fully-diluted basis). DMRJ Group is considered a related party.

In connection with the 300,000 shares of common stock issued to note holders of convertible debt (see above), the Company issued 9,733 shares of Series B Preferred Stock to satisfy the anti-dilution provisions associated with Series B Preferred Stock. During the year ended December 31, 2015, financing expense in the amount of $38,930 was recorded in association with this share issuance, using an estimated fair value of the equivalent shares of $0.04. This issuance maintains the current 77% beneficial ownership of the Company by DMRJ Group, with total preferred shares convertible into 47,211,002 shares of common stock.

2014 Activity

On February 19, 2014, as part of the Tenth Amendment to the Investment Agreement with DMRJ Group (see Note 10), the Company issued 249,603 shares of Series B Preferred Stock to DMRJ Group. The issuance of these shares was determined to meet the requirements of a substantial modification and thus was accounted for using debt extinguishment accounting guidelines. During the year ended December 31, 2015, financing expense of $998,412 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.04.

In connection with the Tenth Amendment, the Company also amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude the issuances of certain securities from triggering adjustments.

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

During the year ended December 31, 2014, 3,137,066 shares of common stock were issued under this plan to its President, Rick Havenstrite. See Note 3. With this issuance, a total of 4,256,733 shares have been granted which is the total authorized number of shares under the Plan. As of December 31, 2014, the Plan was no longer in effect.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

NOTE 5 – INVENTORIES

The following table provides the components of inventories:

	December 31
	2015	2014
Ore on leach pad	$2,404,657	$1,508,761
Carbon column in process	144,512	211,115
Dore finished goods	4,638	25,501
Total	$2,553,807	$1,745,377

Inventories are valued at the lower of average cost or market value, which at December 31, 2015 and 2014 is average cost.

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
Equipment	$3,154,755	$1,465,827
Furniture and fixtures	10,781	10,781
Electronic and computerized equipment	52,874	19,011
Vehicles	56,830	65,330
	3,275,240	1,560,949
Less accumulated depreciation	(768,072)	(357,983)
	2,507,168	1,202,966

Kiewit property facilities	2,451,973	2,153,411
Less accumulated amortization	(374,747)	(166,221)
	2,077,226	1,987,190

Total	$4,584,394	$3,190,156

Interest costs of $0 and $177,747 was capitalized in 2015 and 2014, respectively for construction costs of the heap leach facility.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of December 31, 2015 and December 31, 2014 are as follows:

	December 31,
	2015	2014
Initial lease fee
Yellow Hammer Site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
	775,000	775,000
Asset retirement costs
Kiewit Site	789,026	687,475
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
	815,939	714,388
	1,590,939	1,489,388
Accumulated amortization	(276,933)	(116,501)
Total	$1,314,006	$1,372,887

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

On January 6, 2014, the Company obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites was absorbed by the new bond. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at December 31, 2015 and December 31, 2014 are $1,418,070 and $1,412,804, respectively.

NOTE 8 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000. The notes bear interest at 15% per annum. Interest-only is payable in equal monthly installments of $7,500. The notes are convertible at a rate of $0.70 per share which at December 31, 2015 was 996,429 shares of common stock. On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.

The Company failed to repay the loan in full on the November 30, 2012, November 30, 2013, November 30, 2014 and November 20, 2015 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. In both 2014 and 2015, the stock was valued at $0.04 (total $12,000) and was accounted for as financing expense. As part of this agreement, the due date of the note was extended each year and has now been extended to November 30, 2016. Interest was paid with shares of common stock through November 30, 2014 to be paid in cash thereafter. Interest has not been paid since November 2014 and accrued interest payable at December 31, 2015 and 2014 is $97,500 and $7,500, respectively. See Note 16 – Subsequent Events.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	December 31, 2015	December 31, 2014
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$91,080	$-

Note payable to Komatsu Financial, collateralized by a Komatsu PC400, due in 12 monthly installments of $3,223, beginning in April 2016, including interest at 1.16%.	38,674	-

Note payable to CAT Financial, collateralized by five pieces of used mining equipment due in 36 monthly installments of $49,242 including interest at 4.68%. Interest only payments during four months of each year increasing the remaining payment amounts due to $82,096.	1,347,751	-

Note payable to HCE Funding, collateralized by a Perkins Elmer AA machine, due in one installment of $7,600 and 22 installments of $520, including interest at 5.00%.	5,472	-

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in monthly installments of $11,674 including interest at 2.99%.	388,055	492,955

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,647 including interest at 2.5%.	9,743	25,604
	1,880,775	$518,559
Current portion	(803,388)	(146,171)
Long Term portion	$1,077,387	$372,388

Principal payments are as follows:
2016	$803,388
2017	813,165
2018	247,405
2019	16,817
2020	-
$1,880,775

NOTE 10 – NOTE PAYABLE – RELATED PARTY

DMRJ Group beneficially owns approximately 77% of the Company (on a fully-diluted basis) with shares convertible to 47,211,002 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ Group. The Agreement has been modified numerous times and currently operates under the Thirteenth Amendment to the Investment Agreement dated August 31, 2015. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

The total due to DMRJ Group at December 31, 2015 and December 31, 2014 is as follows:

	December 31,
	2015	2014
Principal
Current portion	$13,040,492	$2,124,348
Long term portion	-	9,665,144
	13,040,492	11,789,492
Interest
Current portion	5,230,779	3,375,652
Long term portion	-	-
	5,230,779	3,375,652

Total	$18,271,271	$15,165,144

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At December 31, 2015, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

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

The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000. In addition, the amendment (1) required the Company to issue 185,194 shares of Series B Preferred Stock (see Note 3), (2) incorporated anti-dilution provisions, and (3) contained provisions for shares of common stock to be issued to the Company’s President, Rick Havenstrite, if he operates within 10% of the approved budget over twelve months from the date of the amendment. The number of shares to be issued to the Company’s President will be equal to 2.5% of the amount of fully outstanding shares of the Company on a fully diluted basis.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

During 2015, $1,251,000 was loaned to the Company pursuant to the Twelfth and Thirteenth Amendments. This funding was used for working capital and to prepare for a drilling program within the existing boundary of the Kiewit Exploration Permit. Although the maturity date for the loan was set in the Tenth Amendment at October 31, 2016, the Thirteenth Amendment established new minimum principal and interest payment dates beginning in June 2016 as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total per Minimum Payment Schedule	$6,900,000

In accordance with the agreement, all payments will be applied first to accrued but unpaid interest and second to outstanding principal. The Company’s ability to meet these minimum payments will be dependent upon a number of factors including production variables, metals market pricing, demand for products and services, and the availability of opportunities for expansion through affiliations and other business relationships.

In addition to the minimum payments detailed above, on the last business day of each month, commencing October 31, 2014, the Company will pay to DMRJ Group an amount equal to 100% of all cash flows from operations for the immediately preceding month, if any, less mutually agreed upon capital expenditures (and if an agreement on capital expenditures is not reached, then 100% of cash flows from operations) subject to a minimum cash balance of $200,000 to be maintained by the Company, until such time as the unpaid principal amount outstanding and all accrued interest has been paid in full.  All payments will be applied first to accrued but unpaid interest and second to outstanding principal.  No payments have been made under this provision. If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate the Company’s mining leases and other assets.

2014 Activity

In January 2014, pursuant to the Ninth Amendment to the Investment Agreement, a third term loan advance was taken in the amount of $25,000.  The January 31, 2014 loan payment that was due was not made.

On February 19, 2014, the Company agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group. The Tenth Amendment provided for funding of mining operations through a series of advances totaling a maximum of $5,700,000 over five months.  A total of $5,500,000 was drawn under this Amendment. As a provision of this amendment, the maturity date for the entire loan was moved to October 31, 2016.  The interest rate on the loan balance was reduced from 24% to 15% and minimum principal and interest payment amounts were established. The first minimum payment, due February 28, 2015, was not made.

In 2014, the first of these loans, in the amount of $2,000,000, was used in part to fund the posting of the reclamation bond associated with the Kiewit Project Large Mining Permit. A total of $5,525,000 was drawn during the year ended December 31, 2014 in connection with the Tenth Amendment.  In addition, on February 19, 2014, the Company issued to DMRJ Group 249,603 shares of Series B Preferred Stock. See Note 3. Onsite construction of the project was essentially complete at December 31, 2014. If the Company is unable to repay the outstanding balances at maturity, DMRJ Group could foreclose on its security interest and would take control of or liquidate the Company’s mining leases and other assets.

NOTE 11 – STOCK REDEEMABLE WITH GOLD PROCEEDS

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of the Company’s common stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of the Company’s common stock. Under the terms of this offering, the shares could be redeemed for cash generated from the sale of gold for a period of 12 months after commencement of operations at the Kiewit project. Proceeds from 5% of the gold produced during the first year of production were to be allocated to fund this option. Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. Due to the redemption feature of these shares, management has concluded that the shares should be recorded as a liability and not as equity.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Once sales of concentrate began in 2014, all investors in this equity financing opted to convert their shares for cash from 5% of the gold sales. Based on the sales price of gold sold the conversion period, $151,406 in gold proceeds is due to be paid to investors at December 31, 2015. Of the amounts payable, $130,000 represents return of the funds originally invested, and the remaining $21,406 represents the difference between the $1,000 per ounce that the investors paid for the gold shares and the net sales price of the gold allocated to this financing. Offsets against revenue for $12,797 and $8,609, respectively was recognized during the years ended December 31, 2015 and 2014. Payments of these funds due to investors have not yet begun, due to cash flow, and are included in accounts payable and accrued liabilities. These shares will not be cancelled until final payment is made. It is anticipated that these payments will be made in 2016.

NOTE 12 - REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

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

Changes in the reclamation liability for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Reclamation and remediation liability, beginning of year	$740,268	$69,920
Obligations incurred and change in estimate	101,551	656,567
Accretion expense	59,778	13,781
Reclamation and remediation liability, end of year	$901,597	$740,268

NOTE 13 – PROVISION FOR INCOME TAXES

The Company did not recognize a tax provision (benefit) for the years ended December 31, 2015 and 2014 because the Company has net operating loss carry forwards. A reconciliation of the tax benefit that would have been recognized using the Company’s statutory income tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015		2014
Federal income tax benefit based on statutory rate	$(1,173,000)	(35.0)%	$(1,180,000)	(35.0)%
Effect of non-deductible items	100	-	200	-
Increase in valuation allowance	1,172,900	35.0%	1,179,800	35.0%
Total taxes on income (loss)	$-	-	$-	-

Significant components of the deferred tax assets for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax asset:
Net operating loss carry forward	$6,131,000	$4,998,000
Exploration costs	266,000	306,000
Financing costs	296,000	265,000
Other	61,900	13,000
	6,754,900	5,582,000
Deferred tax asset valuation allowance	(6,754,900)	(5,582,000)
Net deferred tax asset	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $17.5 million which expire through 2035. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. Deferred tax assets assume an effective tax rate of 35%, and are offset by a valuation allowance, which increased by approximately $1,172,900 and $1,179,800 during the years ended December 31, 2015 and 2014, respectively.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

The Company has no tax position at December 31, 2015 or 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2015 or 2014. The Company’s federal income tax returns from 2013 through 2015 remain open and subject to examination.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company recognized rent expense for rental of office space of $12,000 and $11,000 in 2015 and 2014 to be paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $12,000 and $10,000 in 2015 and 2014, respectively, leaving a total of $13,750 remaining in accounts payable at December 31, 2015 including amounts due from prior years. In addition, the Company purchased equipment for $16,500 from RMH Overhead, LLC during 2014, $12,000 of which remains unpaid at December 31, 2015. The Company additionally owes $4,015 to Rick Havenstrite at December 31, 2015 for supplies purchased by him for the Company during 2015. All of these amounts are reflected in the accounts payable for the Company.

During the years ended December 31, 2015 and December 31, 2014, the Company recognized wage expense of $60,000 and $55,731, respectively, for office and accounting services performed by Marianne Havenstrite, wife of Rick Havenstrite, who became an officer of the Company during 2013. Of these amounts, $56,192 and $28,500 remains unpaid at December 31, 2015 and 2014, respectively and is reflected in accrued liabilities – officer wages.

NOTE 15 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual penalty payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense on this property in 2015 or in 2014. No penalty payment has been made on this property and no official forfeiture notice has been received regarding this nonpayment of the annual penalty payment.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $194,033 and $72,655 was recognized in 2015 and 2014 with $98,368 still payable to Clifton Mining Company at December 31, 2015. This amount is expected to be paid in 2016.

Mining severance tax based on production, in the amount of $3,726 was accrued at December 31, 2015. This amount was paid when due in March 2016.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Employment Agreements

In September 2010, the Company entered into employment agreements with its former Chief Executive Officer (“CEO”) and its President and entered into a consulting agreement with one of its former directors.  Each agreement was for an initial term of between three months and four years and provides for base salary or fees of $120,000 per year.  Termination agreements have been reached with the former CEO and one former director, providing for payment of accrued compensation and consulting payable over several months commencing with the funding of the Kiewit project.  These termination payments were completed in 2015.

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

As of December 31, 2015 and December 31, 2014, accrued compensation of $308,885 and $247,500, and consulting fees payable of $0 and $15,000, respectively, were due to directors and officers. Of the amounts accrued at December 31, 2015 and 2014, accrued compensation of $252,692 and $165,000 is due to Rick Havenstrite and $56,192 and $28,500 is due to Marianne Havenstrite. In addition, on May 1, 2014 Rick Havenstrite was awarded 3,137,066 shares of common stock as a management incentive. As part of this award, Mr. Havenstrite agreed to forgive $40,000 in accrued compensation. See Note 3. In addition, in accordance with the employment agreement with Rick Havenstrite dated September 13, 2010, if he is terminated without cause he shall be entitled to any unpaid portion of his base salary and to a severance benefit equal to 1½ times the Initial Base Salary.

NOTE 16 – SUBSEQUENT EVENTS

Pursuant to the Thirteenth Amendment of the Investment Agreement with DMRJ Group, the Company has borrowed an additional $550,000 in advances for working capital and ongoing equipment expenses through April 14, 2016.

On April 10, 2016, the Company failed to make interest payments required under the convertible notes (see Note 8). As a result, the Company is in default of the Notes. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

