Form 10-Q
period 2016-03-31
Desert Hawk Gold Corp.
filed 2016-05-23
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2016.

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of May 23, 2016: 13,356,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$41,510	$132,509
Accounts Receivable	89,834	-
Inventories (Note 4)	2,666,439	2,553,807
Prepaid expenses and other current assets	37,647	45,752
Total Current Assets	2,835,430	2,732,068

PROPERTY AND EQUIPMENT, net (Note 5)	4,632,808	4,584,394
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,287,983	1,314,006
RECLAMATION BONDS	1,418,547	1,418,070

TOTAL ASSETS	$10,174,768	$10,048,538

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$751,179	$754,064
Accrued liabilities-officer wages (Note 13)	353,885	308,885
Interest payable (Note 7)	120,000	97,500
Interest payable - related party (Note 9)	5,732,846	5,230,779
Convertible debt (Note 7)	600,000	600,000
Notes payable - equipment (Note 8)	842,603	803,388
Note payable - related party (Note 9)	13,590,492	13,040,492
Total Current Liabilities	21,991,005	20,835,108

LONG-TERM LIABILITIES
Asset retirement obligation (Note 11)	919,725	901,597
Notes payable - equipment (Note 8)	964,478	1,077,387
	1,884,203	1,978,984
TOTAL LIABILITIES	23,875,208	22,814,092

COMMITMENTS (Note 13)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 249,603 shares issued and outstanding	444	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,356,603 shares issued and outstanding	13,228	13,228
Additional paid-in capital	9,120,018	9,120,018
Accumulated deficit	(22,835,268)	(21,900,382)
Total Stockholders' (Deficit)	(13,700,440)	(12,765,554)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,174,768	$10,048,538

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015

REVENUE:
Concentrate sales	$291,693	$1,239,869

EXPENSES
General project costs	387,631	1,026,593
Exploration expense	7,000	5,904
Officers and directors fees	45,000	41,538
Legal and professional	25,383	25,925
General and administrative	65,069	136,810
Depreciation and amortization	147,019	141,336
	677,102	1,378,106

OPERATING LOSS	(385,409)	(138,237)

OTHER INCOME (EXPENSE)
Interest and other income	477	380
Interest expense	(47,887)	(31,932)
Interest expense - related party	(502,067)	(442,602)
	(549,477)	(474,154)

LOSS BEFORE INCOME TAXES	(934,886)	(612,391)
INCOME TAXES	-	-

NET LOSS	$(934,886)	$(612,391)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,356,603	13,056,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(934,886)	$(612,391)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	163,974	270,909
Accretion of asset retirement obligation	18,128	14,983
Loss on sale of equipment	-	1,008
Loss on stock redeemed with gold proceeds	-	8,748
Changes in operating assets and liabilities:
Accounts receivable	(89,834)	-
Inventories	(112,632)	82,665
Prepaid expenses and other current assets	8,105	67,554
Accounts payable and accrued expenses	(2,885)	(118,505)
Accrued liabilities - officer wages	45,000	(18,000)
Interest payable	22,500	22,500
Interest payable - related party	502,067	443,602
Net cash provided (used) by operating activities	(380,463)	163,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(157,370)	(128,731)
Acquisition of reclamation bonds	(477)	(3,581)
Proceeds from sale of equipment	-	9,192
Net cash (used) by investing activities	(157,847)	(123,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	550,000	-
Payment of note payable - equipment	(102,689)	(44,482)
Net cash provided (used) by financing activities	447,311	(44,482)

NET INCREASE (DECREASE) IN CASH	(90,999)	(4,529)
CASH, BEGINNING OF PERIOD	132,509	161,645

CASH, END OF PERIOD	$41,510	$157,116

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable - equipment	$28,992	$1,624,276
Accounts payable converted to notes payable - equipment	-	150,376
Addition to redemption of gold proceeds payable	-	62,748

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp., a Nevada corporation, (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company. On July 17, 2008, the Company merged with its wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada. Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation and each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada). On April 3, 2009, the Company filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011 the Company entered into an agreement with DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the Kiewit heap leach operation began in October 2014 with the first sales of gold and silver.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2016, and the results of its operations and its cash flows for the three months ended March 31, 2016 and 2015. The operating and financial results for the Company for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of March 31, 2016, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Revenue

Sales of all metals products are recorded as revenues when title and risk of loss transfer to the purchaser. Sales to the purchaser are recorded at gross sales price, with charges for treatment, refining, smelting and other charges included as part of general project costs.

Earnings (loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. At March 31, 2016 and March 31, 2015, common stock equivalents outstanding are as follows:

	March 31, 2016	March 31, 2015

Convertible debt	1,028,574	857,143
Convertible preferred stock	47,211,002	27,718,333

Total	48,239,576	28,575,476

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through March 31, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – CAPITAL STOCK

Common Stock

2016 Activity

No shares of common stock have been issued during the first three months of 2016.

2015 Activity

The Company failed to repay the convertible debt loan in full on the November 30, 2015 maturity date. Under the terms of the debt agreements, the Company issued a total of 300,000 shares of common stock to the note holders. This issuance was valued at $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based upon a third party valuation performed in 2014. The issuance was accounted for as financing expense. See Note 7.

The Thirteenth Amendment to the Investment Agreement with DMRJ Group (see Note 9) dated August 2015 contained provisions for shares of common stock to be issued to the Company’s President, Rick Havenstrite, if he operates within 10% of the approved budget over twelve months from the date of the amendment. The number of shares to potentially be issued to the Company’s President will be equal to 2.5% of the amount of fully outstanding shares of the Company on a fully diluted basis.

Preferred Stock

2016 Activity

No shares of preferred stock have been issued during the first three months of 2016.

2015 Activity

On August 31, 2015, as part of the Thirteenth Amendment to the Investment Agreement with DMRJ Group (see Note 9), the Company issued 185,194 shares of Series B Preferred Stock to DMRJ Group. The issuance of these shares was determined to meet the requirements of a substantial modification and thus was accounted for using debt extinguishment accounting guidelines. During the year ended December 31, 2015, financing expense of $740,776 was recorded in association with this share issuance, using an estimated fair value of the equivalent shares of $0.04. As a result of this issuance, DMRJ Group beneficially owned approximately 77% of the Company (on a fully-diluted basis). DMRJ Group is considered a related party.

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

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	March 31, 2016	December 31, 2015
Ore on leach pad	$2,463,599	$2,404,657
Carbon column in process	197,051	144,512
Dore finished goods	5,789	4,638
Total	$2,666,439	$2,553,807

Inventories are valued at the lower of production cost or net realizable value, which at March 31, 2016 is cost.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Equipment	$3,279,370	$3,154,755
Furniture and fixtures, temporary housing	10,781	10,781
Electronic and computerized equipment	52,874	52,874
Vehicles	73,115	56,830
	3,416,140	3,275,240
Less accumulated depreciation	(889,067)	(768,072)
	2,527,073	2,507,168

Kiewit property facilities	2,497,435	2,451,973
Less accumulated amortization	(391,700)	(374,747)
	2,105,735	2,077,226

Total	$4,632,808	$4,584,394

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Initial lease fee
Yellow Hammer Site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
Total	775,000	775,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(302,956)	(276,933)
Total	$1,287,983	$1,314,006

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites was absorbed by the new bond. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at March 31, 2016 and December 31, 2015 are $1,418,547 and $1,418,070, respectively.

NOTE 7 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000. The notes bear interest at 15% per annum. Interest-only is payable in equal monthly installments of $3,750 to each of the note holders. The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $0.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (see Note 9). At March 31, 2016, the notes, and all accrued and unpaid interest, are convertible into potentially 1,028,574 shares of common stock, and principal and interest and are due November 30, 2016, unless extended through the issuance of penalty shares.

On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.

The Company failed to repay the loan in full on the November 30, 2012, November 30, 2013, November 30, 2014 and the November 30, 2015 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. As part of this agreement, the due date of the note was extended each year and has now been extended to November 30, 2016. Interest was paid with stock through November 30, 2014 and will be paid in cash thereafter. Accrued interest payable at March 31, 2016 and December 31, 2015 includes $120,000 and $97,500, respectively, for these notes.

NOTE 8 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	March 31, 2016	December 31, 2015
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$90,096	91,080

Note payable to CAT Financial, collateralized by five pieces of used mining equipment, including three haul trucks, a loader and a grader, due in 36 monthly installments of $49,242 including interest at 4.68%. Interest only payments during four months of each year increase the remaining payment amounts due to $82,096.	1,270,922	1,347,751

Note payable to HCE Funding, collateralized by a Perkins Elmer AA machine, due in one installment of $7,600 and 22 installments of $520, including interest at 5.00%.	3,974	5,472

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	369,503	388,055

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,647 including interest at 2.5%.	4,920	9,743
Note payable to Komatsu Financial, collateralized by a Komatsu PC400, due in 12 monthly installments of $3,223, beginning in April 2016, including interest at 1.16%.	38,674	38,674
Note payable to Star Capital, LLC collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	28,992	-
	1,807,081	1,880,775
Current portion	(842,603)	(803,388)
Long Term portion	$964,478	$1,077,387

Principal payments are as follows for the twelve months ended March 31,
2017	$842,603
2018	822,932
2019	131,879
2020	9,667
Total	$1,807,081

During the first quarter 2015, an accounts payable balance of $150,375 relating to lease costs for equipment was converted to Notes payable – equipment when the Company acquired the equipment.

NOTE 9 – NOTE PAYABLE - RELATED PARTY

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

The total due to DMRJ at March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
Principal
Current	$13,590,492	$13,040,492
Long-term	-	-
Total	13,590,492	13,040,492
Interest payable
Current	5,732,846	5,230,779
Long-term	-	-
	$19,323,338	$18,271,271

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At March 31, 2016, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

2016 Activity

Several term loan advances were received from DMRJ Group by the Company between February 9, 2016 and March 21, 2016 totaling $550,000. These advances bear interest at 15% per annum and become due on October 31, 2016 with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

2015 Activity

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum principal and interest payment dates which were then revised with the Twelfth and Thirteenth Amendments to the Investment Agreement. The Twelfth Amendment was entered into on June 5, 2015 and allowed for additional funding in the amount of $850,000 for the purpose of additional working capital, financing of the expansion into the east extension of the current pit boundary and to provide for crushing equipment to allow crushing to be done in-house. The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000. In 2015, a total of $925,000 has been loaned to the Company pursuant to the Twelfth and Thirteenth Amendments. This funding was used for working capital and to prepare for a drilling program within the existing boundary of the Kiewit Exploration Permit. The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows, with the remaining balance to be due thereafter, pursuant to the terms of the Tenth Amendment, whereby all funds in excess of $200,000 working capital, are to be remitted on a quarterly basis in payment of the remaining loan payable:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total per Minimum Payment Schedule	$6,900,000

Regardless of the above minimum payment schedule, the loan from DMRJ Group has a due date of October 31, 2016. The Company’s ability to meet these minimum payments will be dependent upon a number of factors including production variables, metals market pricing, demand for products and services, and the availability of opportunities for expansion through affiliations and other business relationships.

NOTE 10 – STOCK REDEEMABLE WITH GOLD PROCEEDS

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

Once sales of concentrate began in 2014, all investors in this equity financing opted to convert their shares for cash from 5% of the gold sales. Based on the sales price of gold sold during the conversion period, $151,406 in gold proceeds is due to be paid to investors at March 31, 2016 and December 31, 2015. Of the amounts payable, $130,000 represents return of the funds originally invested, and the remaining $21,406 represents the difference between the $1,000 per ounce that the investors paid for the gold shares and the net sales price of the gold allocated to this financing. Offsets against revenue for $12,797 and $8,609, respectively was recognized during the years ended December 31, 2015 and 2014. Payments of these funds due to investors have not yet begun, due to cash flow, and are included in accounts payable and accrued liabilities. These shares will not be cancelled until final payment is made. It is anticipated that these payments will be made in 2016.

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

Changes in the reclamation liability for the periods ended March 31, 2016 and December 31, 2015 are as follows:

	Three months ended March 31, 2016	Year ended December 31, 2015
Reclamation and remediation liability, beginning of period	$901,597	$740,268
Obligation incurred	-	101,551
Accretion expense	18,128	59,778
Reclamation and remediation liability, end of period	$919,725	$901,597

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company recognized rent expense for rental of office space of $3,000 for the three months ended March 31, 2016 and 2015, respectively, to be paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $3,000 during the quarters ending March 31, 2016 and 2015, respectively, leaving a total of $13,750 remaining in accounts payable at March 31, 2016 including amounts due from prior years. In addition, the Company purchased equipment for $16,500 from Overhead Door Co. of SNR, another company owned by Rick Havenstrite, during 2014, $12,000 of which remains unpaid at March 31, 2016. The Company additionally owes $2,401 to Rick Havenstrite at March 31, 2016 for supplies purchased by him for the Company during 2015, and $3,600 to Overhead Door Co. of SNR for expenses incurred on behalf of the Company during the first quarter of 2016. All of these amounts are reflected in the accounts payable for the Company.

During the quarters ended March 31, 2016 and March 31, 2015, the Company recognized wage expense of $15,000, respectively, for office and accounting services performed by Marianne Havenstrite, wife of Rick Havenstrite, who became an officer of the Company during 2013. Part of these amounts, in combination with amounts from prior years, total $71,192 and $28,500 remaining unpaid at March 31, 2016 and 2015, respectively and is reflected in accrued liabilities – officer wages.

During the three months ended March 31, 2016 and 2015, the Company recognized general project cost expense of $6,667 and $6,958, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. $35,407 and $20,901 remain unpaid to Mr. Havenstrite at March 31, 2016 and March 31, 2015. These amounts are included in accounts payable at those dates. Payments were also made to other family members of Rick and Marianne Havenstrite for the three months ended March 31, 2016 and 2015 for accounting and engineering services in the amount of $18,440 and $21,460, respectively.

NOTE 13 – COMMITMENTS

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual penalty payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense on this property to date in 2016 or in 2015. No penalty payment has been made on this property and no official forfeiture notice has been received regarding this nonpayment of the annual penalty payment.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $17,160 and $73,012 was recognized during the quarters ended March 31, 2016 and 2015 with $103,746 still payable to Clifton Mining Company at March 31, 2016. This amount is expected to be paid in 2016.

Mining severance tax in the amount of $1,931, based on production, was accrued at March 31, 2016.

Personal property tax due to Tooele County, Utah in the amount of $71,398, based on income projections, was accrued and past due at March 31, 2016.

Employment Agreements

In September 2010 the Company entered into an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $120,000 plus certain performance compensation upon fulfillment of established goals, allows the Board to terminate Mr. Havenstrite’s employment at any time, providing for a severance payment upon termination without cause.

As of March 31, 2016 and March 31, 2015, accrued compensation of $353,885 and $193,500, and consulting fees payable of $0 and $15,000, respectively, were due to directors and officers. Of the amounts accrued at March 31, 2016 and 2015, accrued compensation of $282,693 and $165,000 is due to Rick Havenstrite and $71,192 and $28,500 is due to Marianne Havenstrite. In addition, on May 1, 2014 Rick Havenstrite was awarded 3,137,066 shares of common stock as a management incentive.

NOTE 14 – SUBSEQUENT EVENTS

On April 10, 2016, the Company failed to make interest payments required under the convertible notes (see Note 7). As a result, the Company is in default of the Notes. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

Director Appointments

On April 25, 2016, David Levy resigned as a director of the Company. Mr. Levy’s resignation was not caused by any disagreement with the Company known to the Company.

On April 25, 2016, the Board of Directors of the Company increased the number of authorized directors from three to five and appointed Howard Crosby, Michael P. Kurtanjek, and John May as directors of the Company to fill the vacancy left by Mr. Levy’s resignation as a director and the increase of the number of authorized directors. There are no arrangements or understandings between Messrs. Crosby, Kurtanjek, and May and any other persons pursuant to which Messrs. Crosby, Kurtanjek, and May were selected as directors. At this time, Messrs. Crosby, Kurtanjek, and May have not been appointed to any committees and there are currently no plans for their appointment to any committees.

CEO Appointment

On April 25, 2016, the Board of Directors of the Company appointed Howard Crosby, age 62, as Chief Executive Officer and Principal Executive Officer of the Company. There are no arrangements or understandings between Mr. Crosby and any other persons pursuant to which Mr. Crosby was selected as Chief Executive Officer and Principal Executive Officer. There are no family relationship between Mr. Crosby and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Chairman Appointment

In conjunction with Mr. Crosby’s appointment as a director of the Company, Mr. Crosby was appointed as the Chairman of the Board of Directors.

COO Appointment

On April 25, 2016, Rick Havenstrite, the Company’s current President and director, was appointed as the Company’s Chief Operating Officer. Mr. Havenstrite will no longer serve as the Company’s Principal Executive Officer but will remain as the Company’s President.

CFO Appointment

On April 25, 2016, the Board of Directors of the Company appointed John Ryan, age 54, as Chief Financial Officer and Principal Financial and Accounting Officer of the Company. There are no arrangements or understandings between Mr. Ryan and any other persons pursuant to which Mr. Ryan was selected as Chief Financial Officer and Principal Financial and Accounting Officer. There are no family relationship between Mr. Ryan and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

On April 20, 2016, a shareholder owning all of the Series A-2 Convertible Preferred Shares of the Company, pursuant to the Certificate of Designations, Preferences, and Rights of the Series A-1 and A-2 Convertible Preferred Stock, provided a consent to the expansion of the number of directors from three to five and a waiver of its right to appoint two members of the Board of Directors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Overview

Desert Hawk Gold Corp., a Nevada corporation (the “Company”), is engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced. In addition, we are currently producing gold and silver at the Kiewit property and had our first sales from the property in October 2014. None of our mining properties has any known reserves and our proposed programs on these properties are exploratory in nature. Our projects are located in the Gold Hill Mining District in Tooele County, Utah.

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

On January 6, 2014, we obtained the final permit necessary to commence construction and development of the Kiewit property. The reclamation bond was posted in February 2014 in the amount of $1,348,000. Development of the project was essentially completed in 2014 using funding provided by DMRJ Group. The property is located in a historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area. The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area, with low water quality. Management believes that through our leased patented claims we have adequate private land for process facilities. There is no material access from any metropolitan area or community.

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

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 33 square miles. Initial payment for the claims fees for 2015-2016 were made in August 2015. We intend to concentrate our activities on the Kiewit project. Mineral extraction activities on the property at this time are open-pit.

In July 2010, we entered into an Investment Agreement with DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”). The agreement has been modified numerous times and currently operates under the Thirteenth Amendment to the Investment Agreement. The Amendments have provided for extensions of payment dates, increased funding and other modifications to the agreement.

On February 19, 2014, we agreed to the terms of a Tenth Amendment to the Investment Agreement with DMRJ Group.  The Tenth Amendment provided for funding of construction of the heap leach pad and process facility, mining development, and operations through a series of monthly term loan advances totaling a maximum of $5,700,000 over five months.  A total of $5,500,000 of this allotment was eventually loaned to us. As a part of this amendment, on February 19, 2014, we issued to DMRJ Group 249,603 shares of Series B Preferred Stock. The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During 2014, financing expense in the amount of $998,412 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.04.

As a result of this issuance, DMRJ beneficially owned approximately 67% of the Company (on a fully-diluted basis) with shares convertible into 27,718,333 shares of common stock.

In connection with the Tenth Amendment, we also amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude the issuances of certain securities from triggering adjustments.

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum principal and interest payment dates which were then revised with the Twelfth and Thirteenth Amendments to the Investment Agreement.

The Twelfth Amendment to the Investment Agreement was entered into on June 5, 2015 and allowed for additional funding in the amount of $850,000 for the purpose of additional working capital, financing of the expansion into the east extension of the current pit boundary and to provide for crushing equipment to allow crushing to be done in-house.

The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000 for operating capital and to provide the ability for crushing operations to be performed in-house. A total of $925,000 has been loaned to us pursuant to the Twelfth and Thirteenth Amendments as of March 31, 2016. In October 2015 a draw of $100,000 reduced the balance available to be drawn to $350,000. This funding was used for working capital and to prepare for a drilling program within the existing boundary of the Kiewit Exploration Permit.

As part of this amendment, we issued to DMRJ Group 185,194 shares of Series B Preferred Stock. The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. During the quarter ended September 30, 2015, financing expense in the amount of $740,775 was recorded in association with this share issuance, using an estimated fair value of the equivalent common shares of $0.04. As a result of this issuance, DMRJ Group owns approximately 77% of our Company (on a fully-diluted basis) with shares convertible into 47,211,002 of common stock. DMRJ is considered a related party.

Several term loan advances were received by us from DMRJ Group between February 9, 2016 and March 21, 2016 totaling $550,000. These advances bear interest at 15% per annum and become due on October 31, 2016 with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

The total due to DMRJ at March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
Principal
Current	$13,590,492	$13,040,492
Long-term	-	-
Total	13,590,492	13,040,492
Interest payable
Current	5,732,846	5,230,779
Long-Term	-	-
	$19,323,338	$18,271,271

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At March 31, 2016, we have failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the defaults and has indicated it has no present intent to declare an event of default under the Investment Agreement.

The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total	$6,900,000

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock. Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project. Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Each investor will receive the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. At March 31, 2016, conversion proceeds due to shareholders are $151,406 for all 130,000 conversion shares. Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity. Payment of these funds due to investors has not yet begun, due to limited cash flow, and is included in accounts payable and liabilities. The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through March 31, 2016 is $21,406. This amount has been recorded as an administrative expense.

Historically, we have incurred net losses for the years ended December 31, 2015 and 2014, and have also incurred a loss for the three months ended March 31, 2016.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of March 31, 2016 raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption was not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2016, we have continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration and operations. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Three Months Ended March 31, 2016 and 2015.

The operating loss of $385,409 for the three months ended March 31, 2016 as compared to the operating loss of $138,237 for the three months ended March 31, 2015 represents an increased loss of $247,172. This increased loss is due to weather related equipment failures and reduced ability to conduct mining operations. Other expense for the three months ended March 31, 2016 was $549,477 which consisted of interest expense, increased by $75,323 as compared to the other expense amount of $474,154 for the three months ended March 31, 2015, due to increased related party debt. The net overall increase in net loss for the three months ended March 31, 2016 compared to March 31, 2015 was $322,495.

Liquidity and Cash Flow

Net cash used by operating activities was $380,463 during the three month period ended March 31, 2016, compared with cash provided by operating activities of $163,073 during the three month period ended March 31, 2015. This $543,536 increase in the amount of cash used in operating activities is primarily attributable to the weather related decrease in production and equipment failures.

Net cash used by investing activities was $157,847 during the three month period ended March 31, 2016, compared to $123,120 cash used by investing activities during the three month period ended March 31, 2015. This increase of $34,727 in cash used for investing activities is due to the investment in property and equipment in the first three months of 2016.

Net cash provided by financing activities was $476,303 during the three month period ended March 31, 2016, compared with $44,482 cash used during the three month period ended March 31, 2015. The cash provided in 2016 was provided with proceeds from the financing agreement with DMRJ Group for the development of the Kiewit property.

As a result of the above, cash decreased by $90,999 during the three month period ended March 31, 2016, leaving us with a cash balance of $41,510 as of March 31, 2016.

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

Revenue Recognition

Sales of all metals products are recorded as revenues when title and risk of loss transfer to the purchaser. Sales to the purchaser are recorded at gross sales price, with charges for treatment, refining, smelting and other charges included as part of general project costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer, who serves as our principal executive officer; and our Chief Financial Officer, who serves as our principal financial and accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this quarterly report.

Item 5. Other Information

As of the date of this Quarterly Report on Form 10-Q, we have failed to make interest payments on our notes with Ibearhouse and West C Street. The amount of accrued and unpaid interest as of March 31, 2016, totaled $60,000 for each respective note.

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

Desert Hawk Gold Corp.

/s/ Howard Crosby
Date: May 23, 2016	By:	Howard Crosby, Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2016	By:	/s/ John P. Ryan
John P. Ryan, Chief Financial Officer
(Principal Accounting and Financial Officer)