Form 10-Q
period 2016-06-30
Desert Hawk Gold Corp.
filed 2018-04-24
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of April 24, 2018: 19,956,603.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$49,755	$132,509
Accounts receivable	83,210	-
Inventories (Note 4)	3,063,583	2,553,807
Prepaid expenses and other current assets	27,352	45,752
Total Current Assets	3,223,900	2,732,068

PROPERTY AND EQUIPMENT, net (Note 5)	4,516,247	4,584,394
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,252,441	1,314,006
RECLAMATION BONDS (Note 6)	1,419,029	1,418,070

TOTAL ASSETS	$10,411,617	$10,048,538

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$876,505	$754,064
Accrued liabilities-officer wages (Note 13)	398,885	308,885
Interest payable (Notes 7, 8 and 9)	142,500	97,500
Interest payable - related party (Note 10)	6,248,152	5,230,779
Convertible debt (Note 7)	600,000	600,000
Obligation under capital lease - related party (Note 8)	85,904	-
Notes payable - equipment (Note 9)	852,933	803,388
Note payable - related party (Note 10)	14,060,492	13,040,492
	23,265,371	20,835,108
LONG-TERM LIABILITIES
Asset retirement obligation (Note 12)	937,853	901,597
Obligation under capital lease - related party (Note 8)	99,714	-
Notes payable - equipment (Note 9)	681,089	1,077,387
	1,718,656	1,978,984
TOTAL LIABILITIES	24,984,027	22,814,092

COMMITMENTS AND CONTINGENCIES (Notes 11, 12, 14 and 15)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 444,530 shares issued and outstanding	444	444
Common stock, $0.001 par value, 100,000,000 shares authorized;13,356,603 shares issued and outstanding	13,228	13,228
Additional paid-in capital	9,120,018	9,120,018
Accumulated deficit	(23,707,238)	(21,900,382)
Total Stockholders' (Deficit)	(14,572,410)	(12,765,554)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,411,617	$10,048,538

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

REVENUE:
Concentrate sales	$503,441	$854,772	$795,133	$2,094,641

EXPENSES
General project costs	$412,185	$558,734	$782,119	$1,585,327
Exploration expense	2,680	3,366	9,680	9,270
Consulting	5,650	1,343	12,062	1,343
Officers and directors fees	45,000	48,423	90,000	89,961
Legal and professional	20,124	19,946	45,508	45,871
General and administrative	106,927	96,873	183,280	233,683
Depreciation and amortization	158,969	158,812	305,988	300,148
Loss on exchange of equipment	51,222	-	51,222	-
	802,757	887,497	1,479,859	2,265,603

OPERATING LOSS	(299,316)	(32,725)	(684,726)	(170,962)

OTHER INCOME (EXPENSE)
Interest and other income	518	477	995	857
Interest and financing cost expense	(71,104)	(56,695)	(105,752)	(80,840)
Interest expense - related party	(502,067)	(443,602)	(1,017,373)	(893,991)
	(572,653)	(499,820)	(1,122,130)	(973,974)

LOSS BEFORE INCOME TAXES	(871,969)	(532,545)	(1,806,856)	(1,144,936)
INCOME TAXES	-	-	-	-

NET LOSS	$(871,969)	$(532,545)	$(1,806,856)	$(1,144,936)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.04)	$(0.14)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,356,603	13,056,603	13,356,603	13,056,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,806,856)	$(1,144,936)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	305,988	430,309
Loss on exchange of equipment	51,222	-
Accretion of asset retirement obligation	36,256	29,966
Loss on stock redeemed with gold proceeds	-	12,797
Changes in operating assets and liabilities:
Inventories	(509,776)	(384,715)
Accounts receivable	(83,210)	-
Prepaid expenses and other current assets	18,400	102,847
Accounts payable and accrued expenses	158,441	129,172
Accrued liabilities - officer wages	90,000	5,500
Interest payable	45,000	45,000
Interest payable - related party	1,017,373	893,991
Net cash provided (used) by operating activities	(677,162)	119,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(48,888)	(214,474)
Increase in reclamation bonds	(959)	(4,058)
Net cash (used) by investing activities	(49,847)	(218,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	1,020,000	250,000
Payment of note payable - equipment	(375,745)	(214,992)
Net cash provided by financing activities	644,255	35,008

NET INCREASE (DECREASE) IN CASH	(82,754)	(63,593)
CASH, BEGINNING OF PERIOD	132,509	161,645

CASH, END OF PERIOD	$49,755	$98,052

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired under capital lease	$185,618	$-
Accounts payable converted to notes payable - equipment	-	150,375
Addition to redemption of gold proceeds payable	-	94,797
Equipment acquired with notes payable - equipment	28,992	1,624,276
Accounts payable satisfied through exchange of equipment	36,000	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company. On July 17, 2008, the Company merged with its wholly-owned subsidiary, Lucky Joe Mining Company, a Nevada corporation, for the sole purpose of effecting a change in domicile from the State of Idaho to the State of Nevada. Lucky Joe Mining Company (Nevada) was the continuing and surviving corporation and each outstanding share of Lucky Joe Mining Company (Idaho) was converted into one outstanding share of Lucky Joe Mining Company (Nevada). On April 3, 2009, the Company filed a Certificate of Amendment with the State of Nevada changing the name of the Company to Desert Hawk Gold Corp. On June 30, 2014, the Company dissolved its sole subsidiary, Blue Fin Capital, Inc. As a result, the Company has no subsidiaries.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, a Platinum Partners related entity managed by Platinum Partners’ Credit Fund (PPCO), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing (see Note 10). The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the Kiewit heap leach operation began in October 2014 with the first sales of gold and silver.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2016, and the results of its operations and its cash flows for the six months ended June 30, 2016 and 2015. The operating and financial results for the Company for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of June 30, 2016, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Earnings (loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. At June 30, 2016 and June 30, 2015, common stock equivalents outstanding are as follows:

	June 30, 2016	June 30, 2015

Convertible debt	857,142	895,714
Convertible preferred stock	47,211,002	27,718,333

Total	48,068,144	28,614,047

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through June 30, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – CAPITAL STOCK

Common Stock

2016 Activity

No shares of common stock have been issued during the first six months of 2016.

2015 Activity

The Company failed to repay the convertible debt loan in full on the November 30, 2015 maturity date. Under the terms of debt agreements (see Note 7), the Company issued a total of 300,000 shares of common stock to the note holders on December 2, 2015. This issuance was valued at $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based upon a third party valuation performed in 2014. The issuance was accounted for as financing expense.

The Thirteenth Amendment to the Investment Agreement with DMRJ Group, a fund owned by Platinum Partners’ Credit fund (PPCO), (see Note 10), dated August 2015, contained provisions for shares of common stock to be issued to the Company’s President, Rick Havenstrite, if he operates within 10% of the approved operating budget over twelve months from the date of the amendment. The number of shares to potentially be issued to the Company’s President will be equal to 2.5% of the amount of fully outstanding shares of the Company on a fully diluted basis. These shares have not been issued.

Preferred Stock

2016 Activity

No shares of preferred stock have been issued during the first six months of 2016. See Note 15 – Subsequent Events regarding the return of DMRJ Group’s equity shares as part of a reorganization with court appointed trustees.

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

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	June 30, 2016	December 31, 2015
Ore on leach pad	$2,942,897	$2,404,657
Carbon column in process	115,810	144,512
Dore finished goods	4,876	4,638
Total	$3,063,583	$2,553,807

Inventories are valued at the lower of cost or net realizable value, which at June 30, 2016 is cost.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Equipment	$3,350,564	$3,154,755
Furniture and fixtures, temporary housing	10,781	10,781
Electronic and computerized equipment	52,874	52,874
Vehicles	73,115	56,830
	3,487,334	3,275,240
Less accumulated depreciation	(985,293)	(768,072)
	2,502,041	2,507,168

Kiewit property facilities	2,497,435	2,451,973
Less accumulated amortization	(483,229)	(374,747)
	2,014,206	2,077,226

Total	$4,516,247	$4,584,394

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Initial lease fee
Yellow Hammer Site	$175,000	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
	775,000	775,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(338,498)	(276,933)
	477,442	539,006

Total	$1,252,441	$1,314,006

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  This newly calculated bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.  Total reclamation bonds posted at June 30, 2016 and December 31, 2015 are $1,419,029 and $1,418,070, respectively.

NOTE 7 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders for a total of $600,000. The notes bear interest at 15% per annum. Interest-only is payable in equal monthly installments of $7,500. The notes were originally convertible at any time at a rate of $1.50 per share, but on July 14, 2010 the promissory notes were amended thereby reducing the conversion price to $0.70 due to the note holders’ agreement to subordinate their debt to DMRJ Group (see Note 10). The notes are convertible into potentially 857,142 shares of common stock and principal and interest were initially due November 30, 2012.

On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash. Interest was paid with stock through November 30, 2014 and it was agreed that interest will be paid in cash thereafter, however, no cash payments for interest have been made. Accrued interest payable at June 30, 2016 and 2015 includes $142,500 and $97,500, respectively, for these notes.

The Company failed to repay the loan in full on the November 30, 2012, November 30, 2013, November 30, 2014 and November 30, 2015 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years.

NOTE 8 – OBLIGATION UNDER CAPITAL LEASE - RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for the purchase of mining and crushing equipment. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. For the periods ended June 30, 2016 and December 31, 2015, equipment includes assets under capital lease amounting to $185,618 and $0, respectively. The lease is being amortized over the estimated useful life of the equipment. Accumulated amortization at June 30, 2016 and December 31, 2015 was $0. At June 30, 2016, the estimated future minimum lease payments under the capital lease was as follows:

Year ending June 30,
2017	$108,000
2018	108,000
Total	216,000
Less: Implied interest	(30,382)
Net present value	185,618
Less: Capital lease obligations-current portion	(85,904)
Long-term capital lease obligations	$99,714

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	June 30, 2016	December 31, 2015
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$85,923	$91,080

Note payable to CAT Financial, collateralized by five pieces of used mining equipment, including three haul trucks, a loader and a grader, due in 36 monthly installments of varying amounts including interest at 4.68%. A loan revision to convert to interest only payments during four months of each year increased the remaining payment amounts due to $82,096.	1,038,623	1,347,751

Note payable to HCE Funding, collateralized by a Perkins Elmer AA machine, due in one installment of $7,600 and 22 installments of $520, including interest at 5.00%.	2,459	5,472

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	347,957	388,055

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,647 including interest at 2.5%.	3,283	9,743

Note payable to Komatsu Financial, due in 12 monthly installments of $3,223, uncollateralized, beginning in April 2016, including interest at 1.16%.	29,005	38,674

Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	26,772	-
	1,534,022	1,880,775
Current portion	(852,933)	(803,388)
Long term portion	$681,089	$1,077,387

Principal payments are as follows for the twelve months ended June 30,
2017	$852,933
2018	580,781
2019	100,308
Total	$1,534,022

During first quarter 2015, an accounts payable balance of $150,375 relating to lease costs for equipment was converted to Notes payable – equipment, when the Company acquired the equipment.

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $366,288, for an adjusted balance of $1,134,600. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made as explained in Note 15 - Subsequent Events.

NOTE 10 – NOTE PAYABLE - RELATED PARTY

DMRJ Group beneficially owns approximately 77% of the Company (on a fully-diluted basis) with shares convertible to 47,211,002 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ Group. The Agreement has been modified numerous times and at June 30, 2016 operated under the Thirteenth Amendment to the Investment Agreement dated August 31, 2015. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ Group at June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
Principal
Current	$14,060,492	$13,040,492
Long-term	-	-
Total	14,060,492	13,040,492
Interest payable
Current	6,248,152	5,230,779
Long-term	-	-
	$20,308,644	$18,271,271

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At June 30, 2016, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

2016 Activity

Several term loan advances were received from DMRJ Group by the Company between February 9, 2016 and June 20, 2016 totaling $1,020,000. These advances bear interest at 15% per annum and become due on October 31, 2016 (see Note 15) with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. DMRJ Group is a fund managed by Platinum-related entities. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owns 77% of stock of the Company (on a fully diluted basis). See Note 15 – Subsequent Events for additional details of this development.

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

The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000. In 2015, a total of $925,000 had been loaned to the Company pursuant to the Twelfth and Thirteenth Amendments. This funding was used for working capital and to prepare for a drilling program within the existing boundary of the Kiewit Exploration Permit. The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows, with the remaining balance to be due thereafter, pursuant to the terms of the Tenth Amendment, whereby all funds in excess of $200,000 working capital, are to be remitted on a quarterly basis in payment of the remaining loan payable:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total per Minimum Payment Schedule	$6,900,000

Regardless of the above minimum payment schedule, the loan from DMRJ Group has a due date of October 31, 2016. The Company did not meet this payment date and is in default of the Investment Agreement (see Note 15).

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

Once sales of concentrate began in 2014, all investors in this equity financing had the option to convert their shares for cash from 5% of the gold sales, and all parties chose to convert. Amounts due to these shareholders are disclosed in the following table. The share conversion is complete at June 30, 2015 and amounts due to shareholders are past due. These amounts are reflected in the financial statements with ‘Accounts payable and accrued expenses’.

	Conversion Shares Due based on $1,000 Gold Price	Additional Amount Based on Actual Gold Sales Price	Total Due to Shareholders at June 30, 2016
Original Conversion Liability	130,000
Less Conversion:
December 31, 2014	48,000	8,609	56,609
June 30, 2015	82,000	12,797	94,797
Total	$130,000	$21,406	$151,406

Remaining balance to be redeemed at June 30, 2016			$-0-

NOTE 12 – REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

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

Changes in the reclamation liability for the periods ended June 30, 2016 and December 31, 2015 are as follows:

	Six months ended June 30, 2016	Year ended December 31, 2015
Reclamation and remediation liability, beginning of period	$901,597	$740,268
Obligation incurred	-	101,551
Accretion expense	36,256	59,778
Reclamation and remediation liability, end of period	$937,853	$901,597

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company recognized rent expense for rental of office space of $6,000 for the six months ended June 30, 2016 and 2015, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $6,000 during the six months ended June 30, 2016 and 2015, respectively, leaving a total of $13,750 remaining in accounts payable at June 30, 2016 which represents amounts due from prior years.

During the six months ended June 30, 2016 and 2015, the Company recognized wage expense of $30,000, respectively, for office and accounting services performed by Marianne Havenstrite, wife of Rick Havenstrite, who became an officer of the Company during 2013. Part of these amounts, in combination with amounts from prior years, totaling $86,192 and $56,192 remained unpaid at June 30, 2016 and December 31, 2015, respectively and is reflected in accrued liabilities – officer wages.

During the six months ended June 30, 2016 and 2015, the Company recognized general project cost expense of $10,627 and $3,105, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. $39,367 and $28,740 remain unpaid to Mr. Havenstrite at June 30, 2016 and December 31, 2015. These amounts are included in accounts payable at those dates. Payments were also made to other family members of Rick and Marianne Havenstrite for the six months ended June 30, 2016 and December 31, 2015 for accounting and engineering services in the amount of $38,055 and $44,538, respectively.

On June 20, 2016, the Company entered into an equipment lease agreement with RMH Overhead, LLC, a company owned by Rick Havenstrite. RMH Overhead, LLC agreed to lease to the Company several pieces of crushing equipment, including a screen plant and four conveyor belts, along with a trackhoe previously owned by the Company. The terms of the lease are payments of $9,212 per month for 24 months, with an effective interest rate of 15%, after which the Company will take ownership of the equipment. The equipment can be purchased from RMH Overhead, LLC at any time without penalty. At June 30, 2016 and December 31, 2015, the remaining amount payable on leased equipment liability is $185,618 and $-0-.

The Thirteenth Amendment to the Investment Agreement with DMRJ Group, a fund owned by Platinum Partners’ Credit fund (PPCO), (see Note 10), dated August 2015, contained provisions for shares of common stock to be issued to the Company’s President, Rick Havenstrite, if he operates within 10% of the approved operating budget over twelve months from the date of the amendment. The number of shares to potentially be issued to the Company’s President will be equal to 2.5% of the amount of fully outstanding shares of the Company on a fully diluted basis. These shares have not been issued.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Mining Properties

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual penalty payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense on this property to date in 2016 or in 2015. See Note 15.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah. Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $29,748 and $46,907 was recognized during the quarters ended June 30, 2016 and 2015 with $118,160 still payable to Clifton Mining Company at June 30, 2016. See Note 15.

Mining severance tax in the amount of $4,024, based on production, was accrued at June 30, 2016.

Personal property tax due to Tooele County, Utah in the amount of $74,710, based on income projections, was accrued and past due at June 30, 2016. This amount has not yet been paid.

Employment Agreements

In September 2010, the Company entered into an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $120,000 plus certain performance compensation upon fulfillment of established goals. The agreement allows the Board to terminate Mr. Havenstrite’s employment at any time, providing for a severance payment upon termination without cause.

As of June 30, 2016, and December 31, 2015, accrued compensation of $398,885 and $308,885, were due to directors and officers. Of the amounts accrued at June 30, 2016 and December 31, 2015, accrued compensation of $312,692 and $252,692 is due to Rick Havenstrite and $86,192 and $56,192 is due to Marianne Havenstrite, respectively.

NOTE 15 – SUBSEQUENT EVENTS

The Company failed to make interest payments required under the convertible notes (see Note 7) for all quarters beginning April 2016 through the current date. As a result, the Company was in default of the Notes. As per terms of the Investment Agreement, DMRJ Group was informed of this default and had indicated it had no intent to declare an event of default under the Investment Agreement. In addition, as per the terms of the notes, 300,000 penalty shares per year for 2016 and 2017 were issued to the convertible debt holders for failure to pay the convertible notes in November of 2016 and 2017.

In addition, DMRJ Group (see Note 10) had previously agreed to subordinate to these debtholders Platinum’s interest in the collateral for the Senior Notes, as well as the principal and accrued but unpaid interest on the prior convertible debt (see Note 7) and on the amounts due on the gold loan redemptions (see Note 11). As part of the agreement for this loan, DMRJ Group agreed to waive the anti-dilution clause of their agreement with the Company.

The Fourteenth Amendment to the Investment Agreement with DMRJ Group was entered into on December 22, 2016 and allowed for December 2016 Term Loan Advances in an amount up to $600,000. The advance was drawn in full.

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owned 77% of stock of the Company (on a fully diluted basis). Funds in the amount of $944,060 were drawn from the receivers during the first two quarters of 2017 to help fund ongoing expenses.

The Company was working toward a reorganization and recapitalization with the trustees of the two funds and finalized an agreement which closed on March 8, 2018. This agreement discharged all of the debt owed by the Company to DMRJ Group and its related affiliates and returned all of their equity to the Company in exchange for $625,000. The debt and equity were retired and cancelled by the Company. The owners of the convertible debt agreed to fund this payment in full, and to agree to certain concessions on their outstanding notes with the Company, in exchange for 4,500,000 shares of the Company’s Common Stock. All signatures from the court appointed trustees, and funding by the Company, have been received and the agreement was finalized on March 7, 2018. The Company has been temporarily shut down due to this development since third quarter of 2017. The Company expects to release an offering in the near future to fund short-term operations while preparing to re-open the operation.

On February 28, 2018, the terms were changed for the 15% convertible promissory notes, convertible at $.70 per share, to two of the Company’s minority shareholders. The notes, for a total amount due of $600,000, were amended changing the interest rate from 15% to 10% effective March 1, 2018 and allowing for accrued interest to be payable in full on May 31, 2019. The amendment further waives the default provision in the notes for past due interest.

One of the convertible debt holders issued two short-term loans to the Company which were subsequently repaid. On September 29, 2016, $50,000 was loaned at no interest and was repaid to the debtholder on October 14, 2016. On November 5, 2016, an additional $25,000 was loaned to the Company at 10% interest and was repaid including interest of $438 on January 18, 2017. These loan funds were used for operating capital.

On October 14, 2016, the Company issued convertible promissory notes to its two convertible debt holders in the amount of $125,000 each (Senior Notes), at 10% interest, convertible at $.25 per share, due in full on September 30, 2018. Interest is payable on September 30, 2017 and is payable quarterly thereafter.

On August 7, 2017, the convertible debt holders funded an additional aggregate of $500,000 under similar terms. These funds were used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018 both of these notes were amended to allow for the maturity date and payment date for accrued interest to be changed to May 31, 2019.

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $366,288, for an adjusted balance of $1,134,600. The note payable due to CAT at the time of disposition was $960,585. The cost of the equipment and the corresponding note payable was reflected on the balance sheet until final disposition of the equipment. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT financial for the return of four pieces of this equipment. While the equipment will temporarily remain in the possession of Wheeler Machinery, a new payment schedule was agreed upon which requires 10 equal payments of $39,934 beginning in October 2017. At this time four of those payments have been made. In the event the terms of the new agreement are not met, freight and interest penalties may be assessed and there could be a payment due to CAT for these fees and for the deficit on the return of the equipment. Management has not made an estimate of this additional loss, if any.

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah.  Pursuant to the agreement, if the Company does not place the Yellow Hammer property into commercial production within a three-year period it will be required to make annual non-performance payments to the Trust of $50,000.  The Yellow Hammer operated for several months in 2011.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable.  There were no sales and no royalty expense on this property to date in 2016 or in 2015.

A letter of default was received from the Moeller Family Trust in September 2016 demanding the past due non-performance payment for the Yellow Hammer property. The payment was not made and the property was returned to the Moeller Family Trust. The mineral property lease, in the amount of $175,000, less accumulated amortization of $37,214, was recognized as a loss on abandonment in the amount of $137,766 at September 30, 2016.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual non-performance payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. Non-performance payments for the Clifton Shears-Smelter Tunnel property were not made by the due dates in 2015 or 2016. The Cane Springs property non-performance payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun.

A letter of default on the Clifton Shears properties dated September 19, 2016 was received by the Company with a 30 day period for curing the default. On October 17, 2016, past due royalties of $128,868 and the $50,000 non-performance payments for each of 2015 and 2016 on the Clifton Shears-Smelter Tunnel property were paid to Clifton Mining, who then acknowledged the cure of default.

On July 7, 2016, the Company replaced the $1,348,000 cash reclamation bond with a surety bond in the same amount. A condition of the surety bond was the deposit of 50% ($674,000) of the bond amount into an escrow account with the bonding company. The surety bond carries an annual bonding fee of $40,400.

On April 3, 2017, two directors of the Company stepped down from their positions, leaving Rick Havenstrite and Howard Crosby as directors. On April 6, 2017, the Board reduced the number of authorized directors to three and appointed John P. Ryan as a director. In addition, Howard Crosby stepped down from his position as CEO and Rick Havenstrite was appointed to fill the position of CEO.

Effective February 23, 2018, the Board approved and adopted the 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which 2,400,000 shares of the Company’s Common Stock were authorized. On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which terminate February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;
●	Howard Crosby – 1,000,000 options;
●	John Ryan – 200,000 options; and
●	Linde Havenstrite – 200,000 options.

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

We were originally incorporated in the State of Idaho on November 5, 1957. For several years, we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations. In 2008, we changed our domicile from the State of Idaho to the State of Nevada. In May 2009, we raised funds to recommence mining activities. In July 2009, we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District.

On January 6, 2014, we obtained the final permit necessary to commence construction and development of the Kiewit property. The reclamation bond was posted in February 2014 in the amount of $1,348,000. Development of the project was essentially completed in 2014 using funding provided by DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”). The property is located in a historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area. The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area, with low water quality. Management believes that through our leased patented claims we have adequate private land for process facilities. There is no material access from any metropolitan area or community.

On July 24, 2009, we entered into a Joint Venture Agreement with the Clifton Mining Company and Woodman Mining Company under which Clifton Mining granted to us exclusive possession of certain patented and unpatented mining claims and an unpatented mill site claim and certain Utah state mineral leases covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. Woodman Mining also granted us the same rights in certain of these patented mining claims owned jointly with Clifton Mining. Also, on July 24, 2009, we entered into a Joint Venture Agreement with the Jeneane C. Moeller Family Trust under which the trust granted to us exclusive possession of four patented mining claims covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. These claims are known as the Yellow Hammer property. As part of this agreement, if we did not place the Yellow Hammer property into commercial production within a three-year period from the date of the agreement, we would be required to make annual payments to the Moeller Family Trust of $50,000 to retain our rights to this property.

In September of 2016 we received a notice of default regarding the $50,000 annual penalty payment on these claims. The Yellow Hammer agreement was terminated at that time with no payment made and we no longer have rights to any of the claims on the Yellow Hammer property.

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

In September of 2016 we received a notice of default from Clifton Mining regarding the payment of the $50,000 per year penalty payment on the Clifton Shears property for two annual periods. A payment of $100,000 was made to Clifton Mining in October of 2016 to cure this default. The property payment is not due on the Kiewit property as it has been placed into production and royalties are generated. Past due royalties in the amount of $128,868 were paid to Clifton Mining as part of the resolution of the default notice in September 2016. There are currently no past due royalties to be paid. The Cane Springs property was released back to Clifton Mining in 2013.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 10 square miles. Payment for the claims fees for 2015-2016 was made in August 2015. We intend to concentrate our activities on the Kiewit project. Mineral extraction activities on the property at this time are open-pit.

In July 2010, we entered into an Investment Agreement with DMRJ Group. DMRJ Group is a Platinum Partners’ related entity managed by the Platinum Credit Fund (PPCO). The agreement had been modified numerous times and operated most recently under the Fourteenth Amendment to the Investment Agreement. The Amendments had provided for extensions of payment dates, increased funding and other modifications to the agreement.

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

As a result of this issuance, DMRJ Group beneficially owned approximately 67% of the Company (on a fully-diluted basis) with shares convertible into 27,718,333 shares of common stock.

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

The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000 for operating capital and to provide the ability for crushing operations to be performed in-house. A total of $1,020,000 was loaned to us during the first two quarters of 2016. This funding was used for working capital and to prepare for a drilling program within the existing boundary of the Kiewit Exploration Permit. These advances bear interest at 15% per annum and become due on October 31, 2016 with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

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

The total due to DMRJ Group at June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
Principal
Current	$14,060,492	$13,040,492
Long-term	-	-
Total	14,060,492	13,040,492
Interest payable
Current	6,248,152	5,230,779
Long-Term	-	-
	$20,308,644	$18,271,271

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At June 30, 2016, we have failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the defaults and has indicated it has no present intent to declare an event of default under the Investment Agreement.

The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total	$6,900,000

We failed to make the minimum payment due June 30, 2016.

The Fourteenth Amendment to the Investment Agreement with DMRJ Group was entered into on December 22, 2016 and allowed for December 2016 Term Loan Advances in an amount up to $600,000. The advance was drawn in full.

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owned 77% of stock of the Company (on a fully diluted basis). Due to the financial constraints caused by this development, we temporarily suspended operations. Funds in the amount of $944,060 were drawn from the trustees during the first two quarters of 2017 to help fund ongoing expenses.

The Company has been working towards a reorganization and recapitalization with the trustees of the two funds and finalized an agreement on March 7, 2018. This agreement discharged all of the debt owed by the Company to DMRJ Group and its related affiliates and returned all of their equity to the Company in exchange for $625,000. The debt and equity were retired and cancelled by the Company. The owners of the convertible debt agreed to fund this payment in full, and to agree to certain concessions on their outstanding notes with the Company, in exchange for 4,500,000 shares of the Company’s Common Stock. All signatures from the court appointed trustees, and the funding by the Company, have been received and the agreement was finalized on March 7, 2018. The Company has been temporarily shut down due to this problem since third quarter of 2017. The Company expects to release an offering in the near future to fund short-term operations while preparing to re-open the operation.

On February 28, 2018, the terms were changed for the 15% convertible promissory notes, convertible at $.70 per share, to two of the Company’s minority shareholders. The notes, for a total due of $600,000 were amended changing the interest rate from 15% to 10% effective March 1, 2018 and allowing for accrued interest to be payable in full on May 31, 2019. The amendment further waives the default provision in the notes for past due interest.

One of the convertible debt holders issued two short-term loans to the Company which were subsequently repaid. On September 29, 2016, $50,000 was loaned at no interest and was repaid to the debtholder on October 14, 2016. On November 5, 2016, an additional $25,000 was loaned to the Company at 10% interest and was repaid including interest of $438 on January 18, 2017. These loan funds were used for operating capital.

On October 14, 2016, the Company issued convertible promissory notes, convertible at $.25 per share, to its two convertible debt holders in the amount of $125,000 each (Senior Notes), at 10% interest, due in full on September 30, 2018. Interest is payable on September 30, 2017 and is payable quarterly thereafter.

On August 7, 2017, the convertible debt holders funded an additional aggregate of $500,000 under similar terms. These funds were used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018 both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019.

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock. Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project. Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. At June 30, 2016, conversion proceeds due to shareholders are $151,406 for all 130,000 conversion shares. Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity. Payment of these funds due to investors has not yet begun, due to limited cash flow, and is included in accounts payable and liabilities. The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through June 30, 2016 is $21,406. This amount has been recorded as an administrative expense.

On June 20, 2016, we entered into an agreement with a related party, RMH Overhead, LLC, to lease certain mining and crushing equipment, some of which was previously owned by us. We have recorded this liability as a capital lease and the liability is reflected on the balance sheet as ‘Obligation under capital lease – related party’. The terms of the lease are 24 monthly payments of $9,212 which include interest at 15%. At the conclusion of the lease term, the equipment may be purchased by us for a nominal fee.

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $366,288, for an adjusted balance of $1,134,600. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT Financial for the return of four of the five pieces of this equipment to us. Negotiations included a down payment and a note payable with 10 payments of $39,934 beginning in October of 2017, four of which have been made.

Historically, we have incurred net losses for the years ended December 31, 2015 and 2014 and have also incurred a loss for the six months ended June 30, 2016.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of June 30, 2016 raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption was not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2016, we have continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration and operations. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Six Months Ended June 30, 2016 and 2015.

The operating loss of $684,726 for the six months ended June 30, 2016 as compared to the operating loss of $170,962 for the six months ended June 30, 2015 represents an increased loss of $513,764. This increased loss is due to weather related equipment failures, and uncertain working capital which reduced our ability to conduct mining operations. Other expense for the six months ended June 30, 2016 was $1,122,130 which consisted of interest expense, increased by $148,156 as compared to the other expense amount of $973,974 for the six months ended June 30, 2015, due to increased related party debt. The overall increase in net loss for the six months ended June 30, 2016 compared to June 30, 2015 was $661,920.

Liquidity and Cash Flow

Net cash used by operating activities was $677,162 during the six-month period ended June 30, 2016, compared with cash provided by operating activities of $119,931 during the six-month period ended June 30, 2015. This $797,093 increase in the amount of cash used in operating activities is attributable to an increase of inventory, reduced production and increased interest expense.

Net cash used by investing activities was $49,847 during the six-month period ended June 30, 2016, compared to $218,532 cash used by investing activities during the six-month period ended June 30, 2015. This decrease of $168,385 in cash used by investing activities is due to a reduction in investment in property and equipment in the first six months of 2016.

Net cash provided by financing activities was $644,255 during the six-month period ended June 30, 2016, compared with $35,008 cash provided during the six-month period ended June 30, 2015. The cash provided in 2016 was provided with proceeds from the financing agreement with DMRJ Group for the development of the Kiewit property.

As a result of the above, cash decreased by $82,754 during the six-month period ended June 30, 2016, leaving us with a cash balance of $49,755 as of June 30, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer, who serves as our principal executive officer; and our Treasurer, who serves as our principal financial and accounting officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, due to financial considerations, we were unable to timely file this Quarterly Report on Form 10-Q and, thus, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

As has been disclosed above, we are currently in default of the Investment Agreement, as amended and the Note with DMRJ Group.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this quarterly report.

Item 5. Other Information

On June 20, 2016, the Company entered into an agreement with a related party, RMH Overhead, LLC, to lease certain mining and crushing equipment, some of which was previously owned by the Company. The terms of the lease are 24 monthly payments of $9,212 which include interest at 15%. At the conclusion of the lease term, the equipment may be purchased by the Company for a nominal fee.

Item 6. Exhibits

Exhibit No.	Description
10.1	Equipment Lease Agreement dated June 20, 2016 with RMH Overhead, LLC
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
95	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: April 24, 2018	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2018	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)

