Form 10-Q
period 2016-09-30
Desert Hawk Gold Corp.
filed 2018-04-24
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________to______________________

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

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$22,477	$132,509
Inventories (Note 4)	3,152,838	2,553,807
Prepaid expenses and other current assets	167,898	45,752
Total Current Assets	3,343,213	2,732,068

PROPERTY AND EQUIPMENT, net (Note 5)	4,394,987	4,584,394
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,114,675	1,314,006
RECLAMATION BONDS (Note 6)	745,084	1,418,070

TOTAL ASSETS	$9,597,959	$10,048,538

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$988,943	$754,064
Accrued liabilities-officer wages (Note 13)	441,577	308,885
Interest payable (Notes 7, 8 and 9)	165,000	97,500
Interest payable - related party (Note 10)	6,716,741	5,230,779
Convertible debt (Note 7)	600,000	600,000
Obligation under capital lease - related party (Note 8)	76,161	-
Short tern note payable	50,000	-
Notes payable - equipment (Note 9)	1,004,703	803,388
Notes payable - related parties (Note 10)	13,760,492	13,040,492
Total Current Liabilities	23,803,617	20,835,108

LONG-TERM LIABILITIES
Asset retirement obligation (Note 12)	955,981	901,597
Obligation under capital lease - related party (Note 8)	102,777	-
Notes payable - equipment (Note 9)	394,445	1,077,387
	1,453,203	1,978,984
TOTAL LIABILITIES	25,256,820	22,814,092

COMMITMENTS AND CONTINGENCIES (Notes 11, 12, 14 and 15)

STOCKHOLDERS’ (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 444,530 shares issued and outstanding	444	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,356,603 shares issued and outstanding	13,228	13,228
Additional paid-in capital	9,120,018	9,120,018
Accumulated deficit	(24,793,689)	(21,900,382)
Total Stockholders’ (Deficit)	(15,658,861)	(12,765,554)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$9,597,959	$10,048,538

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

REVENUE:
Concentrate sales	$245,873	$721,167	$1,041,006	$2,815,808

EXPENSES
General project costs	433,585	697,508	1,215,703	2,282,835
Exploration expense	8,960	1,590	18,640	10,860
Consulting	3,877	-	15,939	1,343
Officers and directors fees	45,000	41,577	135,000	131,538
Legal and professional	2,158	10,110	47,666	55,981
General and administrative	71,905	94,548	255,185	328,231
Abandonment of mineral property	137,766	-	137,766	-
Loss on exchange of equipment	-	-	51,222	-
Depreciation and amortization	126,016	119,985	432,005	420,133
	829,267	965,318	2,309,126	3,230,921

OPERATING LOSS	(583,394)	(244,151)	(1,268,120)	(415,113)

OTHER INCOME (EXPENSE)
Interest and other income	60	494	1,055	1,351
Interest and financing expense	(34,528)	(740,775)	(140,280)	(740,775)
Interest expense - related party	(468,589)	(517,102)	(1,485,962)	(1,491,933)
	(503,057)	(1,257,383)	(1,625,187)	(2,231,357)

LOSS BEFORE INCOME TAXES	(1,086,451)	(1,501,534)	(2,893,307)	(2,646,470)
INCOME TAXES	-	-	-	-

NET LOSS	$(1,086,451)	$(1,501,534)	$(2,893,307)	$(2,646,470)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.12)	$(0.22)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,356,603	13,056,603	13,356,603	13,056,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,893,307)	$(2,646,470)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	432,004	559,424
Loss on exchange of equipment	51,222	-
Preferred stock issued for financing expense	-	740,775
Accretion of asset retirement obligation	54,384	44,872
Abandonment of mineral property	137,766	-
Net gain (loss) on disposal of asset	-	1,009
Loss on stock redeemed with gold proceeds	-	12,797
Changes in operating assets and liabilities:
Inventories	(599,031)	(221,856)
Prepaid expenses and other current assets	(122,146)	(10,286)
Accounts payable and accrued expenses	234,879	(239,032)
Accrued liabilities - officer wages	132,692	19,846
Interest payable	67,500	67,500
Interest payable - related party	1,485,962	1,355,544
Net cash used by operating activities	(1,018,075)	(315,877)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(17,644)	(245,568)
Proceeds from sale of equipment	-	9,192
Refund of reclamation bonds	674,000	-
Increase in reclamation bonds	(1,014)	(4,551)
Net cash provided (used) by investing activities	655,342	(240,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	50,000	-
Proceeds from note payable - related party	1,620,000	925,000
Payment on note payable - related party	(900,000)	-
Payment of equipment lease	(6,680)	-
Payment of note payable - equipment	(510,619)	(389,356)
Net cash provided by financing activities	252,701	535,644

NET INCREASE (DECREASE) IN CASH	(110,032)	(21,160)
CASH, BEGINNING OF PERIOD	132,509	161,645

CASH, END OF PERIOD	$22,477	$140,485

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with note payable - equipment	$28,992	$1,624,276
Equipment acquired under capital lease	185,618	-
Accounts payable converted to notes payable - equipment	-	150,375
Additions to redemption of gold loan payable	-	94,797
Equipment acquired with accounts payable - equipment	-	47,876
Accounts payable satisfied through exchange of equipment	36,000	-

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

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, a Platinum Partners’ related entity managed by Platinum Partners’ Credit Fund (PPCO), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the Kiewit heap leach operation began in October 2014 with the first sales of gold and silver.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and the results of its operations and its cash flows for the nine months ended September 30, 2016 and 2015. The operating and financial results for the Company for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of September 30, 2016, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Earnings (loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. At September 30, 2016 and 2015, common stock equivalents outstanding are as follows:

	September 30, 2016	September 30, 2015

Convertible debt	857,142	895,714
Convertible preferred stock	47,211,002	46,237,733

Total	48,068,144	47,133,447

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit incurred through September 30, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – CAPITAL STOCK

Common Stock

2016 Activity

No shares of common stock have been issued during the first nine months of 2016.

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

Preferred Stock

2016 Activity

No shares of preferred stock have been issued during the first nine months of 2016. See Note 15 – Subsequent Events regarding the return of DMRJ Group’s equity shares as part of a reorganization with court appointed trustees.

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

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	September 30, 2016	December 31, 2015
Ore on leach pad	$2,948,272	$2,404,657
Carbon column in process	199,321	144,512
Dore finished goods	5,245	4,638
Total	$3,152,838	$2,553,807

Inventories are valued at the lower of cost or net realizable value, which at September 30, 2016 is cost.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Equipment	$3, 358,356	$3,154,755
Furniture and fixtures, temporary housing	10,781	10,781
Electronic and computerized equipment	52,874	52,874
Vehicles	73,115	56,830
	3,495,126	3,275,240
Less accumulated depreciation	(1,111,309)	(768,072)
	2,383,817	2,507,168

Kiewit property facilities	2,497,435	2,451,973
Less accumulated amortization	(486,265)	(374,747)
	2,011,170	2,077,226

Total	$4,394,987	$4,584,394

NOTE 6 – MINERAL PROPERTIES AND RECLAMATION BONDS

Mineral properties and interests as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Initial lease fee
Yellow Hammer Site	$0	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
	600,000	775,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(301,264)	(276,933)
	514,675	539,006

Total	$1,114,675	$1,314,006

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

On September 12, 2016, the Yellow Hammer mineral property was returned to the lessor, Moeller Family Trust, and the Company recognized a loss on abandonment in the amount of $175,000 less the accumulated amortization of $37,234, for a net loss of $137,766.

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

On July 7, 2016, the Company replaced the $1,348,000 cash reclamation bond with a surety bond in the same amount. A condition of the surety bond was the deposit of 50% of the bond amount into an escrow account with the bonding company. An escrow account was established with the bonding company and $674,000 (50% of the original cash bond) was deposited by the Company. The surety bond carries an annual bonding fee of $40,400. Total reclamation bonds posted at September 30, 2016 and December 31, 2015 are $745,085 and $1,417,355, respectively.

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

On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash. Interest was paid with stock through November 30, 2014 and it was agreed that interest will be paid in cash thereafter, however, no cash payments for interest have been made. Accrued interest payable at September 30, 2016 and December 31, 2015 includes $165,000 and $97,500, respectively, for these notes.

The Company failed to repay the loan in full on the November 30, 2012, November 30, 2013, November 30, 2014 and November 30, 2015 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years.

In addition, the Company entered into a short-term loan with one of the convertible debt holders on September 29, 2016 in the amount of $50,000. This short-term loan was repaid in full to the investor, with no interest paid, on October 14, 2016.

NOTE 8 – OBLIGATION UNDER CAPITAL LEASE - RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for the purchase of mining and crushing equipment. RMH Overhead, LLC is an entity owned by the Company’s President, Rick Havenstrite. For the periods ended September 30, 2016 and December 31, 2015, equipment includes assets under capital lease amounting to $178,938 and $0, respectively. The lease is being amortized over the estimated useful life of the equipment. Accumulated amortization at September 30, 2016 and December 31, 2015 was $6,629 and $0. At September 30, 2016, the estimated future minimum lease payments under the capital lease was as follows:

Year ending September 30,
2017	$126,000
2018	81,000
Total	207,000
Less: Implied interest	(28,062)
Net present values	178,938
Less: Capital lease obligations-current portion	(102,777)
Long-term capital lease obligations	$76,161

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	September 30, 2016	December 31, 2015
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$79,601	91,080

Note payable to CAT Financial, collateralized by five pieces of used mining equipment, including three haul trucks, a loader and a grader, due in 36 monthly installments of varying amounts including interest at 4.68%. A loan revision to convert to interest only payments during four months of each year increased the remaining payment amounts due to $82,096. See note below.	960,585	1,347,751

Note payable to HCE Funding, collateralized by a Perkins Elmer AA machine, due in one installment of $7,600 and 22 installments of $520, including interest at 5.00%.	926	5,472

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	315,437	388,055

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,647 including interest at 2.5%.	0	9,743
Note payable to Komatsu Financial, due in 12 monthly installments of $3,223, uncollateralized, beginning in April 2016, including interest at 1.16%.	19,337	38,674
Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	23,262	-
	1,399,148	1,880,775
Current portion	(1,004,703)	(803,388)
Long term portion	$394,445	$1,077,387

Principal payments are as follows for the twelve months ended September 30,
2017	$1,004,703
2018	335,711
2019	58,734
Total	$1,399,148

During first quarter 2015, an accounts payable balance of $150,375 relating to lease costs for equipment was converted to Notes payable – equipment, when the Company acquired the equipment.

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $366,288, for an adjusted balance of $1,134,600. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made as explained in Note 15 – Subsequent Events.

NOTE 10 – NOTE PAYABLE - RELATED PARTY

DMRJ Group beneficially owns approximately 77% of the Company (on a fully-diluted basis) with Series A, A-2 and B preferred shares convertible to 47,211,002 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ Group. The Agreement has been modified numerous times and at September 30, 2016 operated under the Thirteenth Amendment to the Investment Agreement dated August 31, 2015. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ Group at September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015
Principal
Current	$13,760,492	$13,040,492
Long-term	-	-
Total	13,760,492	13,040,492
Interest payable
Current	6,716,741	5,230,779
Long-term	-	-
	$20,476,963	$18,271,271

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At September 30, 2016, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

2016 Activity

Several term loan advances were received from DMRJ Group by the Company between February 9, 2016 and September 30, 2016 totaling $720,000. Included in that, a loan payment of $900,000 was made to DMRJ on July 8, 2016 and a draw was received on July 14, 2016 in the amount of $600,000. The advances bear interest at 15% per annum and become due on October 31, 2016 with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

In the third quarter of 2016, control of the management of DMRJ Group, LLC was given to court appointed trustees of the two major funds of Platinum Partners. DMRJ Group is a fund managed by Platinum-related entities. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owns 77% of stock of the Company (on a fully diluted basis). See Note 15 – Subsequent Events for additional details of this development.

2015 Activity

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum principal and interest payment dates which were later revised with the Twelfth and Thirteenth Amendments to the Investment Agreement. The Twelfth Amendment was entered into on June 5, 2015 and allowed for additional funding in the amount of $850,000 for the purpose of additional working capital, financing of the expansion into the east extension of the current pit boundary and to provide for crushing equipment to allow crushing to be done in-house.

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

Regardless of the above minimum payment schedule, the loan from DMRJ Group has a due date of October 31, 2016. The Company did not meet this payment date and is in default of the Note and the Investment Agreement (see Note 15).

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

	Conversion Shares Due Based on $1,000 Gold Price	Additional Amount Based on Actual Gold Sales Price	Total Due to Shareholders at September 30, 2016
Original Conversion Liability	130,000
Less Conversion:
December 31, 2014	48,000	8,609	56,609
June 30, 2015	82,000	12,797	94,797
Total	$130,000	$21,406	$151,406

Remaining balance to be redeemed at September 30, 2016			$0

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

Changes in the reclamation liability for the periods ended September 30, 2016 and December 31, 2015 are as follows:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Reclamation and remediation liability, beginning of period	$901,597	$740,268
Obligation incurred	-	101,551
Accretion expense	54,384	59,778
Reclamation and remediation liability, end of period	$955,981	$901,597

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company recognized rent expense for rental of office space of $9,000 for the nine months ended September 30, 2016 and 2015, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $8,000 and $9,000 during the nine months ended September 30, 2016 and 2015, respectively, leaving a total of $14,750 and $13,750 remaining in accounts payable at September 30, 2016 and December 31, 2015, respectively, which represents amounts due from prior years.

During the nine months ended September 30, 2016 and December 31, 2015, the Company recognized wage expense of $45,000, respectively, for office and accounting services performed by Marianne Havenstrite, wife of Rick Havenstrite, who became an officer of the Company during 2013. Part of these amounts, in combination with amounts from prior years, totaling $98,885 and $56,193 remained unpaid at September 30, 2016 and December 31, 2015, respectively and is reflected in accrued liabilities – officer wages.

During the nine months ended September 30, 2016 and 2015, the Company recognized general project cost expense of $10,627 and $3,105, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. $39,367 and $28,740 remain unpaid to Mr. Havenstrite at September 30, 2016 and December 31, 2015. These amounts are included in accounts payable at those dates. Payments were also made to other family members of Rick and Marianne Havenstrite for the nine months ended September 30, 2016 and December 31, 2015 for accounting and engineering services in the amount of $56,984 and $81,692, respectively.

On June 20, 2016, the Company entered into an Equipment Lease Agreement with RMH Overhead, LLC, a company owned by Rick Havenstrite. RMH Overhead, LLC agreed to lease to the Company several pieces of crushing equipment, including a screen plant and four conveyor belts, along with a trackhoe previously owned by the Company. The terms of the lease are payments of $9,212 per month for 24 months, with an effective interest rate of 15%, after which the Company will take ownership of the equipment. The equipment can be purchased from RMH Overhead, LLC at any time without penalty. At September 30, 2016 and December 31, 2015, the remaining amount payable on leased equipment liability is $178,938 and $-0-.

The Thirteenth Amendment to the Investment Agreement with DMRJ Group, a fund owned by Platinum Partners’ Credit fund (PPCO), (see Note 10) dated August 2015, contained provisions for shares of common stock to be issued to the Company’s President, Rick Havenstrite, if he operates within 10% of the approved operating budget over twelve months from the date of the amendment. The number of shares to potentially be issued to the Company’s President will be equal to 2.5% of the amount of fully outstanding shares of the Company on a fully diluted basis. These shares have not been issued.

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

A letter of default was received from the Moeller Family Trust in September 2016 demanding the past due penalty payment. The payment was not made and the property was returned to the Moeller Family Trust. The mineral property lease in the amount of $175,000 less accumulated amortization of $37,214 was recognized as a loss on abandonment in the amount of $137,766 at September 30, 2016.

Also during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $61,631 and $166,111 was recognized during the nine months ended September 30, 2016 and 2015, respectively, with $128,868 still payable to Clifton Mining Company at September 30, 2016. See Note 15.

A letter of default on the Clifton Shears properties dated September 19, 2016 was received by the Company with a 30 day period for curing the default. On October 17, 2016, past due royalties and the $50,000 penalty payments for each of 2015 and 2016 were paid to Clifton Mining, who then acknowledged the cure of default.

Mining severance tax in the amount of $1,943, based on production, was accrued at September 30, 2016.

Personal property tax due to Tooele County, Utah in the amount of $76,240, based on income projections, was accrued and past due at September 30, 2016. This amount due has not yet been paid.

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

As of September 30, 2016, and December 31, 2015, accrued compensation of $441,577 and $308,885, were due to directors and officers. Of the amounts accrued at September 30, 2016 and December 31, 2015, accrued compensation of $342,692 and $252,692 is due to Rick Havenstrite and $98,885 and $56,193 is due to Marianne Havenstrite.

NOTE 15 – SUBSEQUENT EVENTS

The Company failed to make interest payments required under the convertible notes (see Note 7) for all quarters beginning April 2016 through the current date. As a result, the Company was in default of the Notes. As per the terms of the Investment Agreement, DMRJ Group was informed of this default and had indicated it had no intent to declare an event of default under the Investment Agreement, as amended. In addition, as per the terms of the notes, 300,000 penalty shares per year for 2016 and 2017 were issued to the convertible debt holders for failure to pay the convertible notes in November of 2016 and 2017.

In addition, DMRJ Group (see Note 10) has previously agreed to subordinate to these debtholders Platinum’s interest in the collateral for the Senior Notes, as well as the principal and accrued but unpaid interest on the prior convertible debt (see Note 7) and on the amounts due on the gold loan redemptions (see Note 11). As part of the agreement for this loan, DMRJ Group has agreed to waive the anti-dilution clause of their agreement with the Company.

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

The Company was working towards a reorganization and recapitalization with the trustees of the two funds and finalized an agreement which closed on March 8, 2018. This agreement discharged all of the debt owed by the Company to DMRJ Group and its related affiliates and returned all of their equity to the Company in exchange for $625,000. The debt and equity were retired and cancelled by the Company. The owners of the convertible debt agreed to fund this payment in full, and to agree to certain concessions on their outstanding notes with the Company, in exchange for 4,500,000 shares of the Company’s Common Stock. All signatures from the court appointed trustees, and funding by the Company, have been received and the agreement was finalized on March 8, 2018. The Company has been temporarily shut down due to this development since third quarter of 2017. The Company expects to release an offering in the near future to fund short-term operations while preparing to re-open the operation.

On February 28, 2018, the terms were changed for the 15% convertible promissory notes, convertible at $.70 per share, to two of the Company’s minority shareholders. The notes, for a total due of $600,000 were amended changing the interest rate from 15% to 10% effective March 1, 2018, and, allowing for accrued interest to be payable in full on May 31, 2019. The amendment further waives the default provision in the notes for past due interest.

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

On January 6, 2014, we obtained the final permit necessary to commence construction and development of the Kiewit property. The reclamation bond was posted in February 2014 in the amount of $1,348,000. Development of the project was essentially completed in 2014 using funding provided by DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”). DMRJ Group is a Platinum Partners’ related entity managed by the Platinum Partners’ Credit Fund (“PPCO”). The property is located in a historical mining district that has existing disturbances and mine wastes and is in a very arid, desolate area. The property is also adjacent to, and uphill from, the Dugway Proving Grounds and Air Force Gunnery Range that is deemed an environmentally insensitive area, with low water quality. Management believes that through our leased patented claims we have adequate private land for process facilities. There is no material access from any metropolitan area or community.

On July 7, 2016, the Company replaced the $1,348,000 cash reclamation bond with a surety bond in the same amount. A condition of the surety bond was the deposit of 50% of the bond amount ($674,000) into an escrow account with the bonding company. The surety bond carries an annual bonding fee of $40,400.

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

In September of 2016 we received a notice of default from Clifton Mining regarding the payment of the $50,000 per year penalty payment on the Clifton Shears-Smelter Tunnel property for 2015 and 2016. A payment of $100,000 was made to Clifton Mining in October of 2016 to cure this default. The property payment is not due on the Kiewit property as it has been placed into production and royalties are generated. Past due royalties in the amount of $128,868 were paid to Clifton Mining as part of the resolution of the default notice. There are currently no past due royalties to be paid. The Cane Springs property was released back to Clifton Mining in 2013.

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 10 square miles. Payment for the claims fees for 2016-2017 was made in August 2016. We intend to concentrate our activities on the Kiewit project. Mineral extraction activities on the property at this time are open-pit.

In July 2010, we entered into an Investment Agreement with DMRJ Group. DMRJ Group is a Platinum Partners’ related entity managed by the Platinum Credit Fund (PPCO). The agreement has been modified numerous times and currently operates under the Fourteenth Amendment to the Investment Agreement. The Amendments have provided for extensions of payment dates, increased funding and other modifications to the agreement.

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

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 which established new minimum principal and interest payment dates which were then revised with the Twelfth, Thirteenth and Fourteenth Amendments to the Investment Agreement.

The Twelfth Amendment to the Investment Agreement was entered into on June 5, 2015 and allowed for additional funding in the amount of $850,000 for the purpose of additional working capital, financing of the expansion into the east extension of the current pit boundary and to provide for crushing equipment to allow crushing to be done in-house.

The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000 for operating capital and to provide the ability for crushing operations to be performed in-house. A net total of $720,000 has been loaned to us during the first nine months of 2016. These advances bear interest at 15% per annum and become due on October 31, 2016 with the remainder of the note due to DMRJ Group. This funding was used for working capital and to prepare for a drilling program within the existing boundary of the Kiewit Exploration Permit.

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

Several term loan advances were received from DMRJ Group by the Company between February 9, 2016 and September 20, 2016 totaling $1,620,000. A loan payment of $900,000 was made to DMRJ on July 8, 2016 which was recorded as a payment against principal of the note, allowing for net loan advances of $720,000. The advances bear interest at 15% per annum and become due on October 31, 2016 with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

The total due to DMRJ at September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015
Principal
Current	$13,760,492	$13,040,492
Long-term	-	-
Total	13,760,492	13,040,492
Interest payable
Current	6,716,741	5,230,779
Long-Term	-	-
	$20,477,233	$18,271,271

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At September 30, 2016, we have failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the defaults and has indicated it has no present intent to declare an event of default under the Investment Agreement.

The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total	$6,900,000

We failed to make the minimum payments due June 30, 2016 and September 30, 2016.

The Fourteenth Amendment to the Investment Agreement with DMRJ Group was entered into on December 22, 2016 and allowed for December 2016 Term Loan Advances in an amount up to $600,000. The advance was drawn in full.

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owns 77% of stock of the Company (on a fully diluted basis). Due to the financial constraints caused by this development, we have temporarily suspended operations. Funds in the amount of $944,060 were drawn from the receivers during the first two quarters of 2017 to help fund ongoing expenses.

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

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock. Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project. Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. At September 30, 2016, conversion proceeds due to shareholders are $151,406 for all 130,000 conversion shares. Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity. Payment of these funds due to investors has not yet begun, due to limited cash flow, and is included in accounts payable and liabilities. The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through September 30, 2016 is $21,406. This amount has been recorded as an administrative expense.

On June 20, 2016, we entered into an agreement with a related party, RMH Overhead, LLC, to lease certain mining and crushing equipment, some of which was previously owned by us. We have recorded this liability as a capital lease and the liability is reflected on the balance sheet as ‘obligation under capital lease – related party’. The terms of the lease are 24 monthly payments of $9,212 which include interest at 15%. At any time during the lease term, the equipment may be purchased by us for the balance due.

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

Historically, we have incurred net losses for the years ended December 31, 2015 and 2014 and have also incurred a loss for the nine months ended September 30, 2016.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of September 30, 2016 raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption was not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2016, we have continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration and operations. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015.

The operating loss of $1,268,120 for the nine months ended September 30, 2016 as compared to the operating loss of $415,113 for the nine months ended September 30, 2015 represents an increased loss of $853,007. This increased loss is due to weather related equipment failures and restricted working capital which reduced our ability to conduct mining operations. Other expense for the nine months ended September 30, 2016 was $1,625,187 which consisted of interest and financing expense, decreased by $606,170 as compared to the other expense amount of $2,231,357 for the nine months ended September 30, 2015, due to increased interest on related party debt and a reduction in financing expense. The net overall increase in net loss for the nine months ended September 30, 2016 compared to September 30, 2015 was $246,837.

Liquidity and Cash Flow

Net cash used by operating activities was $1,018,075 during the nine-month period ended September 30, 2016, compared with cash used by operating activities of $315,877 during the nine-month period ended September 30, 2015. This $702,198 increase in the amount of cash used in operating activities is primarily attributable to the weather-related decrease in production and to restrictions caused by insufficient working capital.

Net cash provided by investing activities was $655,342 during the nine-month period ended September 30, 2016, compared to $240,927 cash used by investing activities during the nine-month period ended September 30, 2015. This increase of $896,269 in cash provided by investing activities is due to the reduced investment in property and equipment, and due to the refund of the cash reclamation bond in favor of a surety bond in the first nine months of 2016.

Net cash provided by financing activities was $252,701 during the nine-month period ended September 30, 2016, compared with $535,644 cash provided by financing activities during the nine-month period ended September 30, 2015. The decrease of $282,943 in cash provided by financing activities in 2016 was due to a payment made on the financing agreement with DMRJ Group for the development of the Kiewit property.

As a result of the above, cash decreased by $110,032 during the nine-month period ended September 30, 2016, leaving us with a cash balance of $22,477 as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

In the third quarter of 2016, control of the management of DMRJ Group, LLC was given to court appointed trustees of the two major funds of Platinum Partners. DMRJ Group is a fund managed by Platinum-related entities. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owns 77% of stock of the Company (on a fully diluted basis).

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

On September 29, 2016, $50,000 was loaned to the Company at no interest by West C Street, one of our convertible debtholders, which was repaid to the debtholder on October 14, 2016.

As of the date of this Quarterly Report on Form 10-Q, we have failed to make interest payments on our notes with Ibearhouse and West C Street. The amount of accrued and unpaid interest as of September 30, 2016, totaled $82,500 for each respective note.

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
Marianne Havenstrite, Chief Financial Officer
(Principal Accounting and Financial Officer)

