Form 10-K
period 2016-12-31
Desert Hawk Gold Corp.
filed 2018-06-29
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $5,593,431.

The number of shares outstanding of the registrant’s common stock on June 28, 2018, was 20,581,603.

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

During the year ended December 31, 2009, we entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah. In 2011, we entered into an agreement with DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”), which has subsequently been amended and terminated, which allowed for long-term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until the present, while the permitting process was ongoing, and to fund operations since that time. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially completed and revenue from this heap leach operation began in October 2014 with the first sales of gold and silver.

Acquisition of Utah Mining Claims and Leases

Clifton Mining Company and Woodman Mining Company Lease Agreement

On July 24, 2009, we entered into a Joint Venture Agreement with the Clifton Mining Company (“Clifton Mining”) and Woodman Mining Company (“Woodman Mining”) under which Clifton Mining granted to us exclusive possession of certain patented and unpatented mining claims and an unpatented mill site claim and certain Utah state mineral leases covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. Woodman Mining also granted us the same rights in certain of these patented mining claims owned jointly with Clifton Mining. These combined interests included 419 unpatented load and placer mining claims, including an unpatented mill site claim, 38 patented claims, and seven Utah state mineral leases located on state trust lands. Under the terms of the Agreement, we paid $250,000 to Clifton Mining on or about July 15, 2009. Additionally, we issued 500,000 shares of our common stock to Clifton Mining for the rights on the Kiewit gold property included in the Joint Venture Agreement. These shares are subject to a six-year lockup and leak-out agreement which prevents Clifton Mining from selling shares publicly for a period of one year from the original filing date of the S-1 registration statement filed on September 30, 2010. Thereafter, Clifton Mining may sell up to 20% of these shares during any 12-month period.

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

Under the terms of the Amended and Restated Lease and Sublease Agreement we are required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  We are also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period, we will be required to make annual non-performance payments to Clifton Mining in the amount of $50,000 per location.

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

In 2014, we had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. Non-performance payments for the Clifton Shears-Smelter Tunnel property were not made by the due dates in 2015 or 2016.

The Kiewit property was in production in 2015 and 2016 so the holding fee payment did not apply to this property. Royalty expense of $75,838 was recognized during the year ended December 31, 2016 with $3,354 in current royalties unpaid to Clifton Mining Company at December 31, 2016. These royalties were paid in 2017.

A partial payment of $10,000 was made on December 24, 2012 for the Cane Springs property. The Cane Springs property non-performance payment was not made in 2013 and this claim was released back to Clifton Mining at that time.   Notice was timely given of the claims we no longer wish to maintain and the Bureau of Land Management (“BLM”) reimbursement was also timely made.

A letter of default on the Clifton Shears properties dated September 19, 2016 was received by the Company with a 30-day period for curing the default. On October 17, 2016, past due royalties of $128,868 and the $50,000 non-performance payments for each of 2015 and 2016 on the Clifton Shears-Smelter Tunnel property were paid to Clifton Mining, who then acknowledged the cure of default. The penalty payment of $50,000 for 2017 was made on August 15, 2017.

Moeller Family Trust Lease Agreement

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

A letter of default was received from the Moeller Family Trust in September 2016 demanding the past due non-performance payment for the Yellow Hammer property. The payment was not made and the property was returned to the Moeller Family Trust. The mineral property lease, in the amount of $175,000, less accumulated amortization of $37,214, was recognized as a loss on abandonment in the amount of $137,766 at September 30, 2016. The Yellow Hammer site was reclaimed with completion and acceptance by DOGM, early in 2017.

DMRJ Group Investment Agreement

On July 14, 2010, we entered into an Investment Agreement (the “Investment Agreement”) with DMRJ Group I. Under the terms of the Investment Agreement, DMRJ Group committed to loan us up to $6,500,000 under certain terms and conditions. These terms and conditions have been modified several times over the course of the loan. Initially, these loan advances could only be used by us to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities. The maximum amounts originally allocable to our Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects. The balance of the funds borrowed from DMRJ Group could be used for capital and operating expenses. Under the original loan agreement, we received five loan advances from DMRJ Group for $500,000 each for an aggregate of $2,500,000, plus an aggregate of $441,176 in prepaid interest paid to DMRJ Group. From the date of the Investment Agreement until termination, we entered into a total of 14 separate amendments to the Investment Agreement which included advances to us totaling an aggregate $14,089,060.

Pursuant to a Security Agreement with DMRJ Group dated July 14, 2010 (the “Security Agreement”), we secured the repayment of any advances made by DMRJ Group with all of our assets. As the secured party, DMRJ Group was appointed as attorney in fact to foreclose on and deal with our assets in the event of default.

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

In connection with the loan transaction, two of our prior lenders, West C Street, LLC (“West C Street”) and Ibearhouse, LLC (“Ibearhouse”), each of whom had loaned $300,000 to us in 2009, agreed to subordinate their debt to DMRJ Group. In consideration for their agreement to subordinate their loans, we reduced the conversion price of the loans from $1.50 to $0.70 per share. On July 14, 2010, we issued amended and restated promissory notes to West C Street and Ibearhouse reflecting the reduced conversion price and acknowledging the subordination to the DMRJ Group financing.

On May 3, 2011, we issued 100,000 shares of our Series A-2 Preferred Stock to DMRJ Group as consideration for entering into the Fourth Amendment to the Investment Agreement.

On February 19, 2014, we issued to DMRJ Group 249,603 shares of Series B Preferred Stock as consideration for entering into the Tenth Amendment to the Investment Agreement. Each Series B share is convertible into 100 shares of common stock. We amended the Certificates of Designation for the Series A Preferred Stock and the Series A-1 and A-2 Preferred Stock to eliminate the mandatory dividends payable to the holders of the Series A Preferred Stock and to exclude the issuances of certain securities from triggering adjustments.

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

Effective December 22, 2016, we agreed to the terms of the Fourteenth Amendment to the Investment Agreement with DMRJ Group. The Amendment provided for an additional term loan advance in the amount of $600,000. As part of the Amendment, upon receipt of the entire term loan advance of $600,000, DMRJ Group agreed to transfer to Platinum Partners Credit Opportunities Master Fund, LP, a Delaware limited partnership (“PPCO”), shares of Company’s Series B Convertible Preferred Stock in the aggregate amount that, when converted, equal twenty 20% of the fully diluted capital stock of the Company. In the event that we paid back the $600,000 by March 22, 2017, PPCO would keep all of the transferred Preferred Stock; however, since we were unable to pay the $600,000 by March 22, 2017, an amount representing one half of the transferred Series B Convertible Preferred Stock (10% of the fully diluted capital stock of the Company) was to be returned to DMRJ Group.

On October 14, 2016, the Company issued convertible promissory notes to its two convertible debt holders in the amount of $125,000 each (Senior Note), at 10% interest, due in full on September 30, 2018. Interest is payable on September 30, 2017 and is payable quarterly thereafter. As part of this note, DMRJ Group and its related entity, Platinum Partners, agreed to subordinate to these debt holders DMRJ Group’s collateral interest in the Senior Note, the principal and accrued but unpaid interest on the existing convertible debt and the amounts due to the convertible debt holders under the provisions of the gold loan redemption program.

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

For most of 2017 and, until an agreement was finalized in 2018, we were working towards a reorganization and recapitalization with the trustees of the two funds and finalized the Assignment and Assumption Agreement dated February 13, 2018. This agreement discharged all of the debt owed by us to DMRJ Group and its related affiliates and returned all of their equity to us in exchange for $625,000. The debt and equity were retired and cancelled by us. The owners of the convertible debt agreed to fund this payment in full, and they also agreed to certain concessions on their outstanding notes with us, in exchange for 4,500,000 shares of our Common Stock. All signatures from the court appointed trustees, and funding by us, have been received and the agreement was closed on March 8, 2018. Due to this development, our mining operations have been temporarily shut down since third quarter of 2017 but, if financing is successfully secured, we plan on commencing full mining operations in 2018.

Operations

On January 7, 2014, we received final approval from the BLM of the Kiewit Large Mine Permit which allowed us to develop the Kiewit deposit and put it into production. Development began in February 2014. Construction at the site was funded with a total of $5,500,000 in loan advances pursuant to the Investment Agreement with DMRJ Group, which was under the budgeted amount of $5,700,000. Revenue from this heap leach operation began in October 2014 with the first sales of gold and silver.

All production functions of the heap leach mining operation and the carbon column process system are performed by us, including mining and crushing. Final metals refining is performed by others at off-site locations.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2016 annual maintenance fees and mineral lease fees payable to the BLM on our unpatented claims were $64,213 and this amount was paid in full by the end of 2016. The required affidavit was filed with the Tooele County Recorder on August 27, 2016. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Personal property tax levied by the state and collected by the local county was assessed in the amount of $69,292 for 2016 and $70,691 for 2015, and were payable on November 30 of each year. These amounts have not yet been paid and are accruing interest and penalties. We anticipate that the annual maintenance fees will not significantly increase in 2017 over the 2016 amounts. The personal property tax assessment for 2017 was due on November 30, 2017 in the amount of $24,116. It has not yet been paid.

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

Employees

At June 28, 2018, we had ten full-time and two part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or 50 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, on a part-time basis, as our Treasurer and Principal Financial and Accounting Officer. Both of these employees have accrued all of their wages throughout part of 2012, all of 2013 and the first month of 2014. In 2015, wages for these two were partially paid and partially accrued. Wages in 2016 and 2017 were also accrued. At December 31, 2016 and 2017, respectively, accrued officer wages totaled $486,577 and $665,576. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. The remaining employees work at our Gold Hill project site.

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

Our financial statements as of and for the years ended December 31, 2017 and 2016 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2017, raise substantial doubt about our ability to continue as a going concern. If the going concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2017, we have continued to experience losses from operations. We have continued to fund operations through minimal revenues from operations, the sale of equity securities, and issuance of debt. Nevertheless, we will require additional funding to complete much of our planned mining operations. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have debt which is secured by all of our assets. If there is an occurrence of an uncured event of default, the lenders can foreclose on all of our assets, which would make any stock in the Company worthless.

We have entered into several secured loan transactions with West C Street and Ibearhouse (as disclosed herein), pursuant to which the outstanding debt was secured by all of our assets. In the event we are unable to make payments, when due, on our secured debt, the lenders may foreclose on all of our assets. In the event the lenders foreclose on our assets, any stock in the Company would have no value. Our ability to make payments on secured debt, when due, will depend upon our ability to make profit from operations and to raise additional funds through equity or debt financings. At the moment, we have no funding commitments and we may not obtain any in the future.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our profitability will be significantly affected by changes in the market price of gold and silver, and other minerals. These mineral prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. For example, the price of gold can be influenced by the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; speculation; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold producing countries throughout the world, such as Russia and South Africa. The price of gold and other minerals has fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property and be compelled to sell some or all of these rights. Additionally, the future development of our mining properties is heavily dependent upon the level of metals prices remaining sufficiently high to make the development of our property economically viable. An investor may lose its investment if the price of these minerals substantially decreases. The greater the decrease in the price of gold or other minerals, the more likely it is that an investor will lose money.

To continue our operations, we will need to obtain additional financing from outside sources.

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

Most of our management does not work for us exclusively and some serve on the boards of other companies. We do not consider any of these other companies to be our direct competitors. It is possible that a conflict of interest may arise based on management’s other employment or board activities. Situations may arise where members of our management are presented with business opportunities which may be desirable not only for us, but also for the other companies with which they are affiliated. We have adopted a Code of Ethics for the review and approval of any transactions that cause a conflict of interest.

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

Natural resource mining, and precious metal mining, in particular, is a business that by its nature is speculative. There is a strong possibility that we will not discover gold, silver, or any other resources which can be mined or extracted at a profit. Even if we do discover and mine precious metal deposits, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits. If we are unable to extract gold, silver, or any other resources which can be mined at a profit, our business could fail.

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

Our principal shareholders as well as our officers and directors, in the aggregate beneficially own a majority of our outstanding common stock, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing. Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2018 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

If a market for our common stock is ever established, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our inability to maintain existing permits;
●	changes in the prices of gold and silver;
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	our ability to execute our business plan;
●	sales of our common stock;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results; and inability to develop or acquire new or needed technology.

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

Exercise of options or warrants or conversion of convertible notes may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any options or warrants or conversion of any convertible notes, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Gold Hill Projects

Overview

We hold leasehold interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented mining claims, of which 246 are lode claims, and one is an unpatented mill site claim. This includes 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 12 square miles. We have assembled all of our claims and leases in this district to create a sizeable, contiguous property package on which to conduct regional-scale exploration. Therefore, we intend to maintain our leasehold interest in the remaining mining claims for future exploration, if warranted.

During the year ended December 31, 2009, we entered into a Joint Venture Agreement with the Moeller Family Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah. Pursuant to the agreement, if we do not place the Yellow Hammer property into commercial production within a three-year period we will be required to make annual penalty payments to the Trust of $50,000. The Yellow Hammer property operated for several months in 2011. Under the terms of the Joint Venture Agreement, we are required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable. There were no sales and no royalty expense on this property in 2016 or in 2015. This property has been fully reclaimed with reclamation approval received by the State of Utah and the property has been released back to the Moeller Family Trust.

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

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining. We constructed a 750,000 square foot heap leach facility and a carbon column process plant near the Kiewit site to accommodate the disseminated gold material from the Kiewit project. Construction was substantially complete by September 2014. On July 7, 2016, we replaced the $1,348,000 cash reclamation bond with a surety bond in the same amount. A condition of the surety bond was the deposit of 50% of the bond amount ($674,000) into an escrow account with the bonding company. The surety bond carries an annual bonding fee of $40,400, which is expensed as a financing fee.  Total reclamation bonds posted at December 31, 2016 and December 31, 2015 are $752,754 and $1,418,070, respectively, which consists of the above escrowed amount along with certificate of deposits held with the State of Utah for the remaining bonds on the property, including exploration bonds..

We have commenced extraction of mineralized material from the Kiewit lode claims and we earned gross revenue in 2016 in the amount of $1,278,726. Royalties and mining severance tax based on production were due to Clifton Mining Company and the State of Utah, respectively, beginning in November 2014 and initial payments have been made. Severance tax and royalties have been paid on revenue through December 2016. At December 31, 2016, we had currently accrued but unpaid royalties of $3,354 that were subsequently paid in 2017. Our first metal sales from the Kiewit property occurred in October 2014. Due to ongoing financial problems associated with our lender, DMRJ Group, we suspended operations in the fall of 2017. After terminating our agreement with DMRJ Group in March of 2018, we are working towards restarting the operation.

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

We believe that we hold valid leasehold interests in all of our Utah mining claims and state leases, in particular, the seven unpatented lode mining claims known as the Kiewit claims, and the unpatented mill site on the Cactus Mill property. Nevertheless, there may exist conflicting interests in these claims. In 1996 Clifton Mining obtained possessory title to the Cactus Mill site under a quitclaim deed from American Consolidated Mining Co., which had previously quitclaimed the site to another entity which recorded the deed after Clifton Mining. Because Utah has a race notice recording statute and the Clifton Mining deed was recorded first, management believes Clifton Mining holds valid possessory title to the site which has been leased to us. In addition, a quitclaim deed recorded in 2009 from International Minerals & Metals Inc. and IMM-Dworkin Holdings, LLC to Clifton Mining references a royalty agreement granting a 0.5% royalty in favor of the grantors over a portion of the claims including the Kiewit claims. No royalty deed has been recorded and management has been unable to locate the royalty deed. Nevertheless, this royalty obligation may exist in favor of the original grantors. Management does not believe that any of the exceptions to clear possessory title to the claims raises a material risk to planned operations and Clifton Mining has agreed to indemnify and hold us harmless from certain potential encumbrances.

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

The Kiewit occurrence has been characterized as a hydrothermal disseminated gold zone in a highly fractured granodiorite intrusion. A specific horizon or low angle fault structure manifests itself as an anomalous gold blanket within the intrusion. We believe it may be part of an IOGC (Iron Oxide Copper Gold) System.

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

Mineralization in the project area is manifested as: contact-metasomatic in and around limestone-granodiorite contacts (skarns), as fissure quartz-carbonate-adularia veins within the intrusive body itself, and as copper-gold replacement deposits within both the limestone and the intrusion. The report concluded that together these styles of mineralization are indicative of epithermal and related porphyry systems. Underlying thrust faults such as the Ochre Mountain thrust fault and the North Pass thrust fault along with numerous Mesazoic cross-cutting low-angle faults would have allowed magmatic or hydrothermal fluids emanating from the intrusion to migrate far from the intrusion and deep into surrounding wall rock. Clastic shale units within the property may have acted to form traps where migrating fluids would have deposited metals. More recent work tends to instead indicate the deposits could be related to an IOGC System.

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

Kiewit Heap Leach Facility. We process mineralized material extracted from the Kiewit claims through a heap leach facility constructed approximately 3,000 feet to the southwest of the Kiewit claims on patented claims we currently lease. The project included the construction of a 750,000 square foot clay and plastic lined pad and pond and a 650 gallon per minute capacity carbon column recovery facility.

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

We have given up our lease on the Yellow Hammer property and no longer have an interest in this property. The Cactus Mill Pilot Plant is suitable for processing of other ores in the district, including those from the Clifton Shears-Smelter Tunnel property.

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

Set forth below is a summary of the status of the permitting process for the various segments of the project:

Cactus Mill Site: We currently hold a Large Mining Operations Permit from DOGM for the pilot plant which allows flotation and gravity concentration. This permit was granted in October 1995 to Ivanhoe Joint Venture and was ultimately assigned to us on April 6, 2009. We have also entered into a Reclamation Contract with the Division which was originally effective August 9, 2002, and transferred to us on April 6, 2010. We have also posted a reclamation bond in the amount of $42,802 for this project with DOGM. Mineralized material for this pilot plant was generated exclusively from the Yellow Hammer claims under the above–referenced Small Mining Operations Permit. Operations at this plant are currently suspended. This mill is suitable for processing of other ores in the district including those of the Clifton Shears-Smelter Tunnel property.

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

In addition to completing the notice of intent filing, the BLM requires an analysis of our Plan of Operation in compliance with the National Environmental Protection Act (“NEPA”). Approval of the Environmental Assessment was issued in January 2014 and development of the project began in February 2014 after posting a reclamation Bond in the amount of $1,348,000. The bond has since been replaced with a surety bond in the same amount, a condition of which was the deposit of $674,000 (50% of the bond amount) into escrow with the bonding company.

Yellow Hammer Small Mining Operations Permit: This permit was absorbed into the new Kiewit Large Mine permit.

Yellow Hammer Exploration: This permit was absorbed into the Kiewit Large Mine permit.

Kiewit Exploration Permit: This permit was originally transferred from Dumont Nickel. It covers approximately 1,500 acres around the Kiewit pit. A $27,120 bond is in place to cover existing disturbance.

Water and Power

Pursuant to our lease agreement with Clifton Mining, we have access to Cane Springs, a natural flowing spring approximately 1,000 feet southwest of the Cactus Mill site, as well as the Cane Springs mine shaft located approximately ¼ mile south of the Cactus Mill. We have reconstructed pipe lines from Cane Springs and the Cane Springs shaft to the Cactus Mill pilot plant. Management believes the water from these two sources will be sufficient to operate the pilot plant and limited operations at the Kiewit heap leach, if needed. We have been granted a one cubic foot per second water right from the Utah Division of Water Rights to provide water to the proposed Kiewit heap leach facility, which management believes will be sufficient to operate the proposed facility. We have constructed a well adjacent to the facility to provide this water. We are exploring additional alternatives for power to the property.

Offices and Other Facilities

Our corporate office is located in Reno, Nevada and Mr. Havenstrite, our President, operates from this office and also works on site at our mining property in Tooele County, Utah. Monthly rent for the office space in Reno is $1,000. Financial and engineering activities are performed in this office and rent includes use of the business equipment and supplies needed to perform these functions. This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by Mr. Havenstrite. Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time. Because of limited cash resources, these rents accrued in 2013 and the first two months of 2014 rather than being paid. Beginning March of 2014 through current, the rents were paid as charged with the exception of four months. Total accrued and unpaid rent for office space in Reno, Nevada at December 31, 2016 is $17,750, which includes $4,000 in unpaid rent from 2016.

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

Unregistered Sales of Securities

On March 8, 2018, we issued 2,250,000 shares to each of Ibearhouse and West C Street in exchange for $312,500 from each of the investors. This transaction also included concessions on their notes with the Company.

On August 7, 2017, we entered into 10% Senior Secured Convertible Promissory Notes with each of West C Street and Ibearhouse in the principal amounts of $250,000. The notes are senior and secured by all of the assets of the Company.

On October 14, 2016, we entered into 10% Secured Convertible Promissory Notes with each of West C Street and Ibearhouse in the principal amounts of $125,000. The notes are senior and secured by all of the assets of the Company.

Effective November 30, 2016, pursuant to the terms of the amendments to the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2012, as corrected, between the Company and West C Street and Ibearhouse, we extended the maturity date of the notes to November 30, 2017 through the issuance of 150,000 shares of our Common Stock to each of the note holders.

Effective November 30, 2017, pursuant to the terms of the amendments to the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2012, as corrected, between the Company and West C Street and Ibearhouse, we extended the maturity date of the notes to November 30, 2018 through the issuance of 150,000 shares of our Common Stock to each of the note holders.

Sales of all of these securities were made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Act. Management reasonably believed that at the time of sale each investor was an “accredited investor” as defined in Rule 501(a) of Regulation D. Each investor acknowledged appropriate investment representations with respect to the sales of the notes and shares. Each investor had a preexisting, substantive relationship with us prior to each of the transactions and did not purchase the notes or shares from us as a result of any general solicitation. Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. No selling commissions or other remuneration was paid in connection with the sales of these securities.

Effective February 23, 2018, our Board approved and adopted the 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which 2,400,000 shares of the Company’s Common Stock were authorized. On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which terminate February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;
●	Howard Crosby – 1,000,000 options;
●	John Ryan – 200,000 options; and
●	Linde Havenstrite – 200,000 options.

The issuances of these securities were made pursuant to Rule 701 under the Act.

On February 23, 2018, our Board approved a non-public offering of 4,000,000 shares of our Common Stock at $0.40 per share. As of June 28, 2018, we had sold a total of 2,125,000 shares to five separate investors.

Sales of these securities were made pursuant to Rule 506(c) of Regulation D promulgated by the SEC under the Act. Management reasonably believed that at the time of sale each investor was an “accredited investor” as defined in Rule 501(a) of Regulation D and management also received supporting document from each investor that it qualified as an “accredited investor.” Each investor acknowledged appropriate investment representations with respect to the sales of the shares. Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. Selling commissions of $40,000 have been paid in connection with sales in this offering.

Holders

At June 28, 2017, we had 645 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Pacific Stock Transfer Co., Las Vegas, Nevada, to act as the transfer agent of our common stock.

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

We were originally incorporated in the State of Idaho on November 5, 1957. For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations. In 2008, we changed our corporate domicile from the State of Idaho to the State of Nevada. In May 2009, we raised funds to recommence mining activities. In July 2009, we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah. We hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 12 square miles. From these claims we have centered our exploration activities on the Kiewit, the Rainbow Hill, the Cane Springs, the Lucy L, Oquirrh Springs, the Rustler and the Frankie sites. We are currently seeking funding to re-commence our mining operations.

Results of Operations for the Years Ended December 31, 2016 and 2015

During the years ended December 31, 2016 and 2015, we had net losses of $4,054,273 and $3,351,815, respectively. This represents an increased net loss of $702,458 for the year ended December 31, 2016. The increase in net loss for the year ended December 31, 2016 is generally attributable to a reduction in operations due to insufficient working capital.

Liquidity and Cash Flow

Net cash used by operating activities was $1,364,261 during the year ended December 31, 2016, compared with $457,196 cash used during the year ended December 31, 2015. The increase in cash used by operating activities of $907,065 is primarily attributable to the reduction in operating revenues and the increase in accrued liabilities and payables.

Net cash provided by investing activities was $613,620 during the year ended December 31, 2016, compared to cash used by investing operations of $379,431 during the year ended December 31, 2015. The increase in cash of $993,051 provided by investing activities is attributable to the refund received when the cash reclamation bond was partially traded for a surety bond and due to the reduction in additions to property and equipment.

Net cash provided by financing activities was $1,276,076 during the year ended December 31, 2016, compared with $807,491 during the year ended December 31, 2015. This increase is primarily a result of increased borrowing from DMRJ Group and from the convertible debt holders.

As a result, cash increased by $525,435 during the year ended December 31, 2016, leaving us a cash balance of $657,944 as of December 31, 2016, as compared to an ending cash balance of $132,509 as of December 31, 2015.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2016, we had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with limited refinements based on actual results.

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

Reclamation and Remediation

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. We use assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on our current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation we used a credit adjusted risk free interest rate of 8% - 10% and projected mine lives of 5 - 12 years, depending on the site. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. At December 31, 2016 and 2015, Asset Retirement Obligations total $974,109 and $901,597, respectively, for all of our Gold Hill properties.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of the year ended December 31, 2016, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, due to financial considerations, we were unable to timely file this annual report on Form K and, thus, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2016, no information was required to be disclosed in a report on Form 8-K that was not reported during the period and has not been disclosed herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of June 28, 2018 the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Howard Crosby	65	Director, Chairman	2016	Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He served as a director of White Mountain Titanium Corporation from 2004 until March of 2016. Both Independence Resources and White Mountain Titanium were previously reporting companies with the SEC. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc., an SEC reporting issuer. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975. Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board of Directors.

Rick Havenstrite	59	Director, President and Chief Executive Officer	2009	Mr. Havenstrite has served as our President since April 2009 and as Chief Executive Officer since April 2017, and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner and president of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, a exploration mining company, as vice-president of operations on the Milford Copper Project; from 1992 until 1996 he was general manager of Nevada operations for Arimetco Mining Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Newmont Minerals, a small gold mining company, as manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, as the mine manager and superintendent on the Alta Gold Buckskin Mine and the Robinson Mine in Utah; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in mining engineering from the University of Reno Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

John P. Ryan	56	Director	2017	Mr. Ryan has been an active entrepreneur in the resources sector for over twenty years. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources. High Plains Uranium, U.S. Silver Corporation, and Western Goldfields, Inc. He is also a director of Mineral Mountain Mining and Milling Company which is a reporting company with the SEC. Mr. Ryan has extensive executive experience and provides our Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law. We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2016, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

Officers are to be elected by the Board of Directors at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Involvement in Certain Legal Proceedings

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the SESC filed the Complaint against Defendants Platinum Management, Platinum Credit, and management of the DMRJ Group, charging the defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group owned approximately 75% of stock of the Company (on a fully diluted basis).

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

John P. Ryan is currently the Chief Executive Officer of Independence Resources Plc, a United Kingdom Plc. Mr. Ryan also served as a director of Independence Resources from May 2009 until November 2016. Independence Resources has been inactive since 2013 and has been low on funds for the last four years. Independence Resources filed an audit report for the period ended December 31, 2013 around December 2014; however, Independence Resources had insufficient funds to pay its auditor for the audit that had been completed in 2013. As a result, in June 2015, Independence Resources was unable to complete and file its audit that was due for December 31, 2014. In May 2016, Mr. Ryan was personally prosecuted in the United Kingdom for failure to file the report for the period ended December 31, 2014. Mr. Ryan pled guilty to the charge, as there was no defense since, in fact, the statements had not been filed. In January 2017, after having raised sufficient funds to pay the auditor its past balance owing and a retainer for additional work, Independence Resources was able to file the annual audited financial statements for the periods ended December 31, 2014 and December 31, 2015.

Mr. Ryan joined the Board of Directors and assumed the offices of President and CEO of Sterling Mining Company in January 2009. Sterling Mining, at that time, was in severe financial distress. Mr. Ryan had joined Sterling Mining with the intent to turn its position around and keep it from having to file a bankruptcy petition; however, severe pressure from existing creditors caused Sterling Mining to file bankruptcy in March 2009.

Mr. Ryan joined Premium Exploration, Inc. in September 2013. At the time Mr. Ryan joined Premium Exploration, it was in financial distress. Premium Exploration filed a Chapter 11 bankruptcy in August 2015. The case was dismissed from bankruptcy in April 2016.

Mr. Ryan joined the board of directors of Northstar Offshore Group LLC in September 2016. At the time of joining, Northstar was in distress and was in an involuntary bankruptcy which had been filed by two of the primary creditors of the company. The Company filed a voluntary Chapter 11 reorganization in October 2016 and is currently reorganizing.

Other than the disclosure above, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

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

Code of Ethics

On March 21, 2011, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company. We will provide any person, without charge and upon request, a copy of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $		All Other Compensation $		Total $
Howard Crosby, CEO	2016	0		0		0
	2015	0		0		0
Rick Havenstrite, President and former CEO	2016	120,000	(1)	12,000	(2)	132,000
	2015	120,000	(1)	12,000	(2)	132,000

(1) Mr. Havenstrite’s 2016 compensation consists of $120,000 in base salary (of which $120,000 was accrued and unpaid as of December 31, 2016). Mr. Havenstrite’s 2015 compensation consisted of $120,000 in base salary, which was also accrued and unpaid.

(2) Mr. Havenstrite received $12,000 in 2016 and 2015, respectively (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada. The total accrued rent for office space at December 31, 2016 for RMH Overhead (Mr. Havenstrite) for 2016 is $4,000.

In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our company. The term of the agreement is for four years, expiring September 1, 2014, with automatic one-year extensions unless notice is given by either party. Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company. Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time. In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 50 hours per week, to our business and approximately 10%, or five hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada. He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us. The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board of Directors or the Compensation Committee (if any). In the event we terminate the agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay Mr. Havenstrite a severance package equal to three times the initial base salary if such termination occurs on or before August 31, 2011, and one and one-half times the largest annual base salary plus the largest annual performance compensation received by Mr. Havenstrite under the Agreement if such termination occurs after August 31, 2011, payable 75% within 30 days and the balance within 30 days of the first anniversary of the termination.

During 2016 and 2015 we paid Mr. Havenstrite a salary of $10,000 per month, all of which was accrued rather than paid. At December 31, 2016, accrued wages payable to Mr. Havenstrite are $372,692.

Equity Awards

As of December 31, 2016, there were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officers.

Compensation of Directors

During the year ended December 31, 2016, no compensation was paid to our directors, excluding the named executive officer whose total compensation is set forth in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of June 28, 2018, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	5,162,066	(2)	23.92%
Howard Crosby 1290 Holcomb Ave. Reno, NV 89502	1,000,000	(3)	4.63%
John P. Ryan 1290 Holcomb Ave. Reno, NV 89502	800,000	(4)	3.74%
Executive Officers and Directors as a Group (3 Persons)	6,962,066		29.76%
Eric Moe 8305 N. Colton Place Spokane, WA 99208	1,080,400		5.25%
H&H Metals Corp. 509 Madison Ave., Ste. 1902 New York City, NY 10022	1,250,000		6.07%
Ibearhouse, LLC Kelley Price 7806 NE 10th Street Medina, WA 98039	5,232,281	(5)	23.57%
West C Street, LLC Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	5,232,281	(6)	23.57%
(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of June 28, 2018, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. At June 28, 2018, we had 20,581,603 shares outstanding.
(2)	Includes 25,000 shares held by Mr. Havenstrite’s wife, Marianne Havenstrite. Also includes options to purchase 1,000,000 shares of the Company’s Common Stock exercisable at $0.40 per share which terminates February 23, 2023.
(3)	Includes options to purchase 1,000,000 shares of the Company’s Common Stock exercisable at $0.40 per share which terminates February 23, 2023.
(4)	Includes options to purchase 200,000 shares of the Company’s Common Stock exercisable at $0.40 per share which terminates February 23, 2023.
(5)	Kelley Price has sole voting and investment power over these shares. Includes 1,621,928 shares issuable upon the conversion of outstanding notes.
(6)	Richard Meadows has sole voting and investment power over these shares. Includes 1,621,928 shares issuable upon the conversion of outstanding notes.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

In July 2008 the Board of Directors adopted the Stock Option/Stock Issuance Plan, which was approved by the shareholders in August 2008 and amended in February 2010 and March 2014. In February 2010 and March 2014, we amended the plan to increase the number of shares available from 1,250,000 to 3,000,000 and from 3,000,000 to 4,256,733 shares of our common stock, respectively, which are authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of further stock splits, stock dividends, and other situations. Under this incentive plan, we have issued 4,256,733 shares as of December 31, 2016 and, since all of the authorized shares have been issued under the plan, the plan is no longer in effect.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Under the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2012 (the “Notes”), as corrected, between the Company and West C Street and Ibearhouse (the “Note Holders”), an agreement was made with the Note Holders to begin paying the monthly interest pursuant to the Notes in stock rather than cash. 150,000 shares were issued to each of the Note Holders on each of November 30, 2017, 2016 and 2015 as penalty shares in connection with the extensions of the due dates of the Notes for two, one-year periods. The due dates of the Notes are now May 31, 2019, respectively. Effective December 1, 2014, interest is to be paid in cash and is currently accruing. Accrued interest payable for the Notes at December 31, 2016 is $192,842. Per the terms of these notes, interest on these notes is not convertible.

On October 14, 2016, the Company entered into 10% Secured Convertible Promissory Notes with the Note Holders in the principal amounts of $125,000. The notes are secured by all of the assets of the Company. Interest payments on the notes are deferred until May 31, 2019 and the notes mature on May 31, 2019. The notes are convertible by the holders at any time prior to maturity at the lesser of (i) $0.25 per share; or (ii) the price of any convertible debt or equity funding (including the purchase of DMRJ Group’s interest by any third party. Accrued interest payable for the Notes at December 31, 2016 is $5,342. Per the terms of the notes, interest on these notes is convertible to common stock.

On August 7, 2017, the convertible debt holders funded an additional aggregate of $500,000 under similar terms. These funds were used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018 both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019. Per the terms of the notes, interest on these notes is convertible to common stock.

On November 15, 2016, the Company entered into 10% Promissory Note with West C Street in the principal amount of $25,000. All unpaid principal, together with the balance of unpaid and accrued interest and other amounts payable under the note were due and payable on or before December 31, 2016. On January 18, 2017, the principal and interest on the note was paid in full.

On June 20, 2016, the Company entered into an agreement with a related party, RMH Overhead, LLC, to lease certain mining and crushing equipment, some of which was previously owned by the Company. The terms of the lease are 24 monthly payments of $9,212.46 which include interest at 15%. At the conclusion of the lease term, the equipment may be purchased by the Company for a nominal fee.

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group under which they agreed to provide loans of up to $6,500,000. This agreement has been amended several times and was eventually terminated. As part of these agreements, DMRJ Group had the right to place two individuals on our Board of Directors and, as a result of the issuance of Preferred Shares to DMRJ Group, DMRJ Group could control a majority of the outstanding votes of the Company.

Effective December 22, 2016, we agreed to the terms of the Fourteenth Amendment to the Investment Agreement with DMRJ Group. The Amendment provided for an additional term loan advance in the amount of $600,000. As part of the Amendment, upon receipt of the entire term loan advance of $600,000, DMRJ Group agreed to transfer to Platinum Partners Credit Opportunities Master Fund, LP, a Delaware limited partnership (“PPCO”), shares of Company’s Series B Convertible Preferred Stock in the aggregate amount that, when converted, equal to 20% of the fully diluted capital stock of the Company. In the event that we did not pay back the $600,000 by March 22, 2017, PPCO would keep all of the Preferred Stock. The loan advance was not repaid so PPCO retained 20% of the fully diluted capital stock of the Company.

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the SEC filed the Complaint against Defendants Platinum Management, Platinum Credit, and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group owned 75% of stock of the Company (on a fully diluted basis). Funds in the amount of $944,060 were drawn from the trustees during the first two quarters of 2017 to help fund ongoing expenses.

For most of 2017 and, until an agreement was finalized in 2018, we were working towards a reorganization and recapitalization with the trustees of the two funds and finalized the Assignment and Assumption Agreement dated February 13, 2018. This agreement discharged all of the debt owed by us to DMRJ Group and its related affiliates and returned all of their equity to us in exchange for $625,000. The debt and equity were retired and cancelled by us. The owners of the convertible debt agreed to fund this payment in full, and they also agreed to certain concessions on their outstanding notes with us, in exchange for 4,500,000 shares of our Common Stock. All signatures from the court appointed trustees, and funding by us, have been received and the agreement was closed on March 8, 2018.

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which terminate February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;
●	Howard Crosby – 1,000,000 options;
●	John Ryan – 200,000 options; and
●	Linde Havenstrite – 200,000 options.

Independent Directors

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the NYSE Amex Equities (formerly known as the American Stock Exchange) to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that John P. Ryan would be considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2016 and 2015 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2016	$33,343
2015	$44,167

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns. In 2016 and 2015, we were billed $0 and $2,161 for income tax preparation work for federal and state tax returns for 2014. Income tax returns have not yet been filed for 2014, 2015, 2016 or 2017. We do not expect any tax liability for any of the unfiled years.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2016 and 2015 we were not billed for other services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1 & 10.1	Agreement and Plan of Merger dated December 30, 2009, with Blue Fin Capital, Inc.	S-1	333-169701	2.1/10.1	9/30/10
3.1	Amended and Restated Articles of Incorporation	S-1	333-169701	3.1	9/30/10
3.2	Certificate of Designation for Series A Preferred Stock	S-1	333-169701	3.2	9/30/10
3.3	Amendment to Certificate of Designation for Series A Preferred Stock	8-K	333-169701	4.2	2/25/14
3.4	Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	3.1	5/9/11
3.5	Amendment to Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	4.3	2/25/14
3.6	Certificate of Designations for Series B Preferred Stock	8-K	333-169701	4.1	2/25/14
3.7	Amendment No. 1 to the Certificate of Designations for the Series B Preferred Stock	8-K	333-169701	3.1	9/16/15
3.8	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
4.1	Registration Rights Agreement dated May 3, 2011	8-K	333-169701	4.1	5/9/11
10.2	Amended and Restated Lease and Sublease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company	S-1	333-169701	10.3	9/30/10
10.3	Contract Assignment and Surety Transfer Agreement dated September 30, 2009, with Clifton Mining Company	S-1	333-169701	10.4	9/30/10
10.4	Amended and Restated Lease Agreement effective July 24, 2009, with Moeller Family Trust	S-1	333-169701	10.5	9/30/10
10.5	Security Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.8	9/30/10
10.6	Amended Loan Agreement dated July 14, 2010, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.11	9/30/10
10.7	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with Ibearhouse, LLC, as corrected	8-K	333-169701	99.2	12/28/12
10.8	Ibearhouse Amendment to Amended and Restated Convertible Promissory Note, as corrected	8-K	333-169701	99.2	1/8/14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
10.9	Share Conversion Agreement dated September 11, 2013	10-K	333-169701	10.15	4/16/13
10.10	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.11	Consulting Agreement dated December 28, 2009 with Stuart Havenstrite	S-1	333-169701	10.17	9/30/10
10.12	Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.6	11/12/10
10.13	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.14	Amendment dated November 8, 2010 to Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.20	11/12/10
10.15	Second Amendment to Investment Agreement dated February 25, 2011	8-K	333-169701	99.1	3/3/11
10.16	Forbearance Agreement dated March 6, 2011	8-K	333-169701	99.2	3/15/11
10.17	Third Amendment to Investment Agreement dated March 11, 2011	8-K	333-169701	99.1	3/15/11
10.18	Fourth Amendment to Investment Agreement dated May 3, 2011	8-K	333-169701	99.1	5/9/11
10.19	Forbearance Agreement dated June 29, 2012	10-K	333-169701	10.30	4/16/13
10.20	Fifth Amendment to Investment Agreement dated October 16, 2012	8-K	333-169701	99.1	10/18/12
10.21	Sixth Amendment to Investment Agreement dated January 29, 2013	8-K	333-169701	99.1	2/7/13
10.22	Seventh Amendment to Investment Agreement	10-K	333-169701	10.32	4/14/14
10.23	Eighth Amendment to Investment Agreement	8-K	333-169701	99.1	7/30/13
10.24	Ninth Amendment dated October 24, 2013 to Investment Agreement	10-Q	333-169701	10.1	11/14/13
10.25	Tenth Amendment to Investment Agreement, including Note	8-K	333-169701	99.1	2/25/14
10.26	Addendum to Tenth Amendment to Investment Agreement, dated January 16, 2015	8-K	333-169701	99.1	1/22/15
10.27	Eleventh Amendment to Investment Agreement, dated March 17, 2015	8-K	333-169701	99.1	3/20/15
10.28	Twelfth Amendment to Investment Agreement, dated June 5, 2015	8-K	333-169701	99.1	6/11/15
10.29	Thirteenth Amendment to Investment Agreement effective August 31, 2015	8-K	333-169701	99.1	9/16/15
10.30	Fourteenth Amendment to Investment Agreement effective December 22, 2016					X
10.31	10% Secured Convertible Promissory Note with West C. Street LLC dated October 14, 2016					X
10.32	10% Secured Convertible Promissory Note with Ibearhouse, LLC dated October 14, 2016					X
10.33	Note Purchase Agreement dated October 14, 2016 with West C. Street LLC and Ibearhouse, LLC					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
10.34	Security Agreement dated October 14, 2016 with West C. Street LLC and Ibearhouse, LLC					X
10.35	10% Promissory Note with West C. Street LLC dated November 15, 2016					X
10.36	Equipment Lease Agreement dated June 20, 2016 with RMH Overhead, LLC					X
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: June 29, 2018	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer and Principal Executive Officer

Date: June 29, 2018	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Howard Crosby	Director and Chairman	June 29, 2018
Howard Crosby

/s/ Rick Havenstrite	President, CEO, and Director	June 29, 2018
Rick Havenstrite

/s/ John P. Ryan	Director	June 29, 2018
John P. Ryan

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Desert Hawk Gold Corp.

We have audited the accompanying balance sheets of Desert Hawk Gold Corp. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Hawk Gold Corp. as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal revenues, negative working capital and an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague, P.S.
DeCoria, Maichel & Teague, P.S.
Spokane, Washington
June 29, 2018

DESERT HAWK GOLD CORP

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$657,944	$132,509
Inventories, current (Note 4)	142,921	953,984
Prepaid expenses and other current assets	132,747	45,752
Total Current Assets	933,612	1,132,245

INVENTORIES, non-current, (Note 4)	2,951,011	1,599,823
PROPERTY AND EQUIPMENT, net (Note 5)	4,039,887	4,584,394
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,096,482	1,314,006
RECLAMATION BONDS (Note 6)	752,754	1,418,070

TOTAL ASSETS	$9,773,746	$10,048,538

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$744,943	$754,064
Accrued liabilities - officer and other wages (Note 14)	495,808	308,885
Interest payable (Note 7)	192,842	97,500
Interest payable - related party (Note 10)	7,239,610	5,230,779
Short-term notes payable - related party (Note 13)	34,500	-
Convertible debt - related parties (Note 7)	850,000	600,000
Obligation under capital lease - related party, current portion (Note 8)	120,461	-
Notes payable - equipment, current portion (Note 9)	813,818	803,388
Note payable - related party (Note 10)	14,610,492	13,040,492
Total Current Liabilities	25,102,474	20,835,108

LONG-TERM LIABILITIES
Asset retirement obligation (Note 11)	974,109	901,597
Obligation under capital lease - related party (Note 8)	51,714	-
Notes payable - equipment (Note 9)	453,276	1,077,387
	1,479,099	1,978,984

TOTAL LIABILITIES	26,581,573	22,814,092

COMMITMENTS AND CONTINGENCIES (Notes 12, 13, 14, and 15)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 444,530 shares issued and outstanding	444	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,656,603 and 13,356,603 shares issued and outstanding, respectively	13,528	13,228
Additional paid-in capital	9,131,718	9,120,018
Accumulated deficit	(25,954,655)	(21,900,382)
Total Stockholders' (Deficit)	(16,807,827)	(12,765,554)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,773,746	$10,048,538

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2016	2015

REVENUE
Concentrate sales	$1,278,726	$3,275,457

EXPENSES
General production costs	1,620,841	2,662,228
Exploration expense	18,640	14,078
Officers and directors fees	180,000	180,000
Legal and professional	57,640	63,184
General and administrative	346,184	275,178
Abandonment of mineral property	137,766	-
Loss on exchange of equipment	53,665	17,886
Loss on impairment of equipment	147,214	-
Depreciation and amortization	576,000	583,467
	3,137,950	3,796,021

OPERATING LOSS	(1,859,224)	(520,564)

OTHER INCOME (EXPENSE)
Interest and other income	8,726	2,065
Interest and financing expense	(194,944)	(978,189)
Interest expense - related party	(2,008,831)	(1,855,127)
	(2,195,049)	(2,831,251)

LOSS BEFORE INCOME TAXES	(4,054,273)	(3,351,815)
INCOME TAXES	-	-

NET LOSS	$(4,054,273)	$(3,351,815)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.30)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,432,219	13,079,617

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2014	1,387,636	$1,388	13,056,603	$12,928	$8,328,806	$(18,548,567)	$(10,205,445)

Common stock issued in connection with extension of convertible debt (Note 3)			300,000	300	11,700		12,000

Preferred stock issued in connection with amendment to note payable - related party (Note 3)	185,194	185			740,591		740,776

Preferred stock issued in connection with anti-dilution provisions (Note 3)	9,733	9			38,921		38,930

Net loss for the year ended December 31, 2015						(3,351,815)	(3,351,815)

Balance, December 31, 2015	1,582,563	$1,582	13,356,603	$13,228	$9,120,018	$(21,900,382)	$(12,765,554)

Common stock issued in connection with extension of convertible debt (Note 3)			300,000	300	11,700		12,000

Net loss for the year ended December 31, 2016						(4,054,273)	(4,054,273)

Balance, December 31, 2016	1,582,563	$1,582	13,656,603	$13,528	$9,131,718	$(25,954,655)	$(16,807,827)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,054,273)	$(3,351,815)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	576,000	583,467
Common stock issued for financing expense	12,000	12,000
Preferred stock issued for financing expense	-	779,706
Accretion of asset retirement obligation	72,512	59,778
Loss on common stock redeemed with gold proceeds	-	12,798
Abandonment of mineral property	137,766	-
Loss on exchange of equipment	53,665	-
Loss on impairment of equipment	147,214	-
Changes in operating assets and liabilities:
Inventories	(540,125)	(596,189)
Prepaid expenses and other current assets	(86,995)	97,073
Accounts payable and accrued expenses	26,879	(60,526)
Accrued liabilities - officer and other wages	186,923	61,385
Interest payable	95,342	90,000
Interest payable - related party	2,008,831	1,855,127
Net cash (used) by operating activities	(1,364,261)	(457,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(51,696)	(374,165)
Additions to reclamation bonds	(682,684)	(5,266)
Refund of reclamation bonds	1,348,000	-
Net cash provided (used) by investing activities	613,620	(379,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable - related parties	89,500	-
Proceeds from convertible debt	250,000	-
Proceeds from note payable - related party	2,470,000	1,251,000
Payment of note payable - related party	(900,000)	-
Payment of short term notes payable - related parties	(55,000)
Payment of notes payable - equipment	(563,981)	(443,509)
Payment of obligation under capital lease - related party	(14,443)	-
Net cash provided by financing activities	1,276,076	807,491

NET INCREASE (DECREASE) IN CASH	525,435	(29,136)
CASH, BEGINNING OF YEAR	132,509	161,645

CASH, END OF YEAR	$657,944	$132,509

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized	$104,944	$87,384
Noncash investing and financing activities:
Equipment acquired with notes payable - equipment	$28,992	$1,655,349
Equipment acquired with obligation under capital lease	$186,618	$-
Account payable paid with note payable - equipment	$-	$150,376
Gold loan payable converted to accounts payable	$-	$94,798
Accounts payable paid with exchange of equipment	$36,000	$-
Equipment note revised through repossession of equipment	$78,692	$-

The accompanying notes are an integral part of these financial statements.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

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

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, (a Platinum Partners related entity), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

The Company accounts for stock-based compensation to employees as required by ASC Topic 718 Compensation-Stock Compensation of the FASB Accounting Standards Codification (“ASC”), and stock-based compensation to nonemployees as required by ASC Topic 505-50 Equity-Based Payments to Non-Employees. In accordance with these standards, stock-based awards are valued at fair value on the date of grant. Options and warrants are valued using the Black-Scholes pricing model.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating gold ounces in inventories, the recoverability of the cost of mining claims, asset retirement obligation, stock-based compensation, determination of the fair value of common stock issued, deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior periods’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ deficit, and cash flows previously reported.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2016, the Company had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 18 months. See note 4.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments that extend the useful life of the property and equipment are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. See Note 5.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740- Income. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company recognized no increase in the liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2016 or 2015. See Note 12.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. At December 31, 2016 and December 31, 2015, common stock equivalents outstanding are as follows:

	December 31, 2016	December 31, 2015

Convertible debt	1,878,511	996,429
Convertible preferred stock	47,211,002	47,211,002

Total	49,089,513	48,207,431

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Financial Instruments

The Company's financial instruments include cash, reclamation bonds, short-term note payable, notes payable – equipment, obligation under capital lease – related party, notes payable – related party, and convertible debt. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016 and December 31, 2015.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, current liabilities exceed current assets by $24,168,862 at December 31, 2016. As discussed in Note 10, if the Company is unable to repay the outstanding amount due to DMRJ Group, DMRJ Group could foreclose on its security interest and would take control of or liquidate the Company’s mining leases and other assets.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. See Note 15 - Subsequent Events.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 and 2015-14 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value and is effective for the fiscal years beginning after December 15, 2016. This update should not have a material impact on the financial statements when implemented.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the financial statements.

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

2016 Activity

The Company failed to repay the convertible debt loan in full on the November 30, 2016 maturity date. Under the terms of debt agreements (See Note 7), the Company issued a total of 300,000 shares of common stock to the note holders on December 2, 2016. This issuance was valued at an estimated $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based upon a third-party valuation performed in 2014. The issuance was accounted for as financing expense. In addition, the number of shares allocated for issuance upon conversion of notes are 1,878,511 shares.

2015 Activity

The Company failed to repay the convertible debt loan in full on the November 30, 2015 maturity date. Under the terms of debt agreements, the Company issued a total of 300,000 shares of common stock to the note holders. This issuance was valued at an estimated $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based upon a third-party valuation performed in 2014. The issuance was accounted for as financing expense. See Note 7.

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Series A

Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to adjustment in the event the Company effects a reverse or forward split of its outstanding shares or a reclassification of its common stock. At December 31, 2016 and 2015, 958,033 shares of Series A Preferred Stock are issued and outstanding. These shares can be converted into 958,033 shares of common stock. The Company has the right to mandate conversion if its stock has traded on the OTC Bulletin Board or on an exchange at a volume weighted average price per share of not less than $1.40 for each day over a period of 30 consecutive days with average trading volume per day of not less than 50,000 shares. The conversion ratio of the Series A Preferred Stock is determined according to a formula computed by dividing the stated value of the preferred stock, which is designated as $0.70 per share, by the conversion price of the preferred stock, which is $0.70 per share, subject to the following limitations and conditions:

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

Series A-1 and A-2

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock, ten times the Series A-1 issue price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock, ten times the Series A-2 issue price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 Preferred Stock is $0.70 per share and the initial conversion price of the Series A-2 Preferred Stock is $1.00. At December 31, 2016 and 2015, there are no shares of Series A-1 Preferred Stock outstanding and 180,000 shares of Series A-2 Preferred Stock outstanding. The Series A-2 Preferred Stock outstanding can be converted into 1,800,000 shares of common stock. The Series A-1 and A-2 shares have the following additional rights and preferences:

●	The holders of the Series A-1 and A-2 shares have no preference as to any dividends declared by the Company.
●	In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a change of control transaction or the sale or lease of all or substantially all of the Company’s assets without the majority consent of the holders of the Series A-1 and A-2 shares, the holders of the Series A shares will be entitled to receive ratably an amount of the funds available for liquidation equal to the issue price of the Series A shares plus any accrued and unpaid dividends. Any remaining funds available for distribution will be distributed pro rata among the holders of the common stock and the Series A, A-1 and A-2.
●	The holders of the Series A-1 and A-2 shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series A-1 or A-2 shares are convertible. The Series A-1 and A-2 shares vote together with the holders of the common stock, except as provided by law. In addition, the Company is prohibited from taking the certain actions without the separate consent of persons owning a majority of the Series A-1 and A-2 preferred shares.
●	The holders of record of the Series A-1 and Series A-2 shares, voting together as a single class, have the right to elect two directors of the Board, to remove any such directors elected by them and to fill any vacancy caused by the death, resignation or removal of such directors.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

●	The conversion prices of the Series A-1 and Series A-2 shares are subject to the following limitations and conditions:

o	If the Company issues or sells shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into the Company’s common shares, at prices less than the conversion price of our Series A- or A-2 shares, except in certain exempted situations, then the conversion price of the Series A-1 and A-2 shares will be reduced to this lower sale or conversion price.
o	The Series A-1 and A-2 shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.

●	The holders of the Series A-1 and A-2 shares have preemptive rights to purchase shares of the Company’s common stock in any offering by the Company.
●	There are no redemption or sinking fund provisions applicable to the Series A-1 or A-2 shares.

Series B

Each share of Series B Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to 100 shares of common stock. At December 31, 2016 and 2015, there are 444,530 shares of Series B Preferred Stock outstanding. These shares can be converted into 44,452,969 shares of common stock. The Certificate of Designations for the Series B Preferred Stock allows for the issuance of additional shares of Series B Preferred Stock in the event the Company issues any common or preferred stock, which would keep the holder’s beneficial ownership of the Company the same as it was prior to the issuance. The Series B shares have the following additional rights and preferences:

●	The holders of the Series B shares have rights to any dividends declared by us on an as converted basis.
●	In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary the available assets of the Company shall be distributed subject to the following priority:

o	First, the holders of each share of Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock then outstanding shall receive out of the available assets and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any available assets on any junior securities, an amount per share equal to the Series A, A-1, A-2 and B liquidation preferences. If upon any liquidation, such available assets shall be insufficient to permit the holders of the Series A, A-1, A-2, and B Preferred Stock to receive their full liquidation preference, then such available assets shall be distributed ratably among the preferred holders in proportion to their full liquidation preference each holder is otherwise entitled to receive.
o	After distribution to the preferred holders of their full liquidation preference, the remaining available assets, if any, shall be distributed ratably among the preferred holders and Common Stock, based on the number of shares of Common Stock held (or deemed held) by each holder assuming all preferred shares had been converted into shares of Common Stock immediately prior to such liquidation.

●	The holders of the Series B shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series B shares are convertible. The Series B shares vote together with the holders of the Common Stock, except as provided by law.
●	The conversion price of the Series B preferred stock is subject to the following limitations and conditions:

o	If we issue or sell shares of our common stock, implement a stock split, or declare a dividend, then the conversion price of the Series B shares will be adjusted.
o	The conversion price of the Series B shares will be adjusted in the event of a reclassification, exchange, substitution, merger, or consolidation.

●	We have the right to create and issue additional classes or series of preferred shares so long as the new class or series does not have preferences, limitations, or relative rights which are superior or senior to the preferences, limitations and relative rights granted the holders of the Series B shares.
●	The Series B shares also have anti-dilution protection in the case of issuance of any additional shares of common stock or common stock equivalents. DMRJ Group has agreed to waive this anti-dilution clause for the shares issued to the convertible debt holders on December 2, 2016. In addition, DMRJ Group has agreed to waive its senior secured status on all debt owned by the convertible debt holders.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

2016 Activity

No shares of preferred stock were issued during 2016.

Due to provisions in the notes issued to the convertible debt holders in 2016, the anti-dilution clause for DMRJ Group was waived for the 300,000 shares of common stock issued to note holders of convertible debt on December 2, 2016 (see above), and the Company did not issue shares of Series B Preferred Stock to DMRJ Group. As a result of this issuance and the 1,878,511 shares allocated to satisfy the conversion feature of the convertible debt, the current 77% beneficial ownership of the Company by DMRJ Group is reduced to 75% (on a fully diluted basis), with total preferred shares convertible into 47,211,002 shares of common stock.

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

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	December 31,
	2016	2015
Ore on leach pad	$3,051,766	$2,404,657
Carbon column in process	31,214	144,512
Dore finished goods	10,952	4,638
Total	3,093,932	2,553,807

Less: current portion	(142,921)	(953,984)

Non-current inventories	$2,951,011	$1,599,823

Inventories are valued at the lower of average cost or net realizable value, which at December 31, 2016 and 2015 is average cost. Current portion of inventory represents the number of shares sold in the next year, valued at the average cost from December 31 of the reported year.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
Equipment	$3,046,803	$3,154,755
Furniture and fixtures	6,981	10,781
Electronic and computerized equipment	52,874	52,874
Vehicles	67,115	56,830
	3,173,773	3,275,240
Less accumulated depreciation	(1,144,108)	(768,072)
	2,029,665	2,507,168

Kiewit property facilities	2,497,436	2,451,973
Less accumulated amortization	(487,214)	(374,747)
	2,010,222	2,077,226

Total	$4,039,887	$4,584,394

In November 2016, five pieces of mining equipment financed by CAT Financial were returned to CAT. See Note 9.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

NOTE 6 – MINERAL PROPERTIES, INTERESTS AND RECLAMATION BONDS

Mineral properties and interests as of December 31, 2016 and December 31, 2015 are as follows:

	December 31,
	2016	2015
Initial lease fee
Yellow Hammer Site	$-0-	$175,000
Kiewit, Cactus Mill and all other sites	600,000	600,000
	600,000	775,000
Asset retirement costs
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
	815,939	815,939
	1,415,939	1,590,939
Accumulated amortization	(319,457)	(276,933)
Total	$1,096,482	$1,314,006

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, the Company obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining (DOGM).  This bond amount included bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the asset retirement obligation for these sites was absorbed by the new bond. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.

On July 7, 2016, the Company replaced the $1,348,000 cash reclamation bond with a surety bond in the same amount. A condition of the surety bond was the deposit of 50% of the bond amount ($674,000) into an escrow account with the bonding company. The surety bond carries an annual bonding fee of $40,400 which is expensed as a financing fee.  Total reclamation bonds posted at December 31, 2016 and 2015 are $752,754 and $1,418,070, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

Also, during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah. Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period, it will be required to make annual non-performance payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. Non-performance payments for the Clifton Shears-Smelter Tunnel property were not made by the due dates in 2015 or 2016. The Cane Springs property non-performance payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $75,838 and $194,033 was recognized during the years ended December 31, 2016 and 2015 with $3,354 unpaid to Clifton Mining Company at December 31, 2016. This amount was paid in 2017.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

A letter of default on the Clifton Shears properties dated September 19, 2016, was received by the Company with a 30-day period for curing the default. On October 17, 2016, past due royalties of $128,868 and the $50,000 non-performance payments for each of 2015 and 2016 on the Clifton Shears-Smelter Tunnel property were paid to Clifton Mining, who then acknowledged the cure of default.

NOTE 7 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes, to two of its minority shareholders for a total of $600,000. The notes bear interest at 15% per annum. Interest-only is payable in equal monthly installments of $7,500. The notes are convertible at a rate of $0.70 per share. On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.

The Company failed to repay the loan in full on the November 30, 2012, 2013, 2014, 2015 and 2016 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. In 2014, 2015 and 2016, the stock was valued at an estimated $0.04 (total $12,000) and was accounted for as financing expense. As part of this agreement, the due date of the note was extended each year and has now been extended to November 30, 2018. Interest was paid with shares of common stock through November 30, 2014 and is to be paid in cash thereafter. Interest has not been paid since November 2014 and accrued interest payable on these notes at December 31, 2016 and 2015 is $192,842 and $97,500, respectively. Per the terms of the notes, interest on these notes is not convertible to common stock.

On October 14, 2016, the Company issued convertible promissory notes, convertible at $.25 per share, to its two convertible debt holders in the amount of $125,000 each (Senior Note), at 10% interest, due in full on September 30, 2018. Interest is payable on September 30, 2017 and is payable quarterly thereafter. Accrued interest payable on these notes at December 31, 2016 and 2015 is $5,342 and $0, respectively. Interest on these notes is convertible to common stock. As a part of this note, DMRJ Group and its related entity, Platinum Partners (Note 10), have agreed to subordinate to these debtholders DMRJ’s collateral interest in the Senior Note, the principal and accrued but unpaid interest on the existing convertible debt and the amounts due to the convertible debtholders under the provisions of the gold loan redemption program .

In addition, the Company entered into a short-term loan with one of the convertible debt holders on September 29, 2016 in the amount of $50,000. This short-term loan was repaid in full to the investor, with no interest paid, on October 14, 2016.

NOTE 8 – OBLIGATION UNDER CAPITAL LEASE – RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for the purchase of mining and crushing equipment, some previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. For the years ended December 31, 2016 and 2015, equipment includes assets under capital lease amounting to $172,175 and $0, respectively. The lease is being amortized over the estimated useful life of the equipment. Accumulated amortization at December 31, 2016 and 2015 was $13,258 and $0. At December 31, 2016, the estimated future minimum lease payments under the capital lease was as follows:

Year ending December 31,
2017	$144,000
2018	54,000
Total	198,000
Less: Implied interest	(25,825)
Net present value	172,175
Less: Obligation under capital lease, current portion	(120,461)
Obligation under capital lease, long term	$51,714

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	December 31, 2016	December 31, 2015
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$73,203	$91,080

Note payable to Komatsu Financial, uncollateralized, due in 12 monthly installments of $3,223, beginning in April 2016, including interest at 1.16%.	9,668	38,674

Note payable to CAT Financial, collateralized by five pieces of used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%. The equipment has been returned to CAT. See Note below.	881,894	1,347,751

Note payable to HCE Funding, collateralized by a Perkins Elmer AA machine, due in one installment of $7,600 and 22 installments of $520, including interest at 5.00%.	-0-	5,472

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in monthly installments of $11,674 including interest at 2.99%.	282,675	388,055

Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	19,654	-0-

Note payable to Komatsu Financial, collateralized by a Komatsu PC400 Excavator, due in 24 monthly installments of $1,647 including interest.	-0-	9,743
	$1,267,094	$1,880,775
Current portion	(813,818)	(803,388)
Long Term portion	$453,276	$1,077,387

Principal payments are as follows:

2017	813,818
2018	436,459
2019	16,817

$1,267,094

In November 2016, five pieces of mining equipment financed by CAT Financial were returned to CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $372,129, for an adjusted balance of $1,128,759. The note payable due to CAT at the time of disposition was $960,585. The CAT contract did not legally release the Company from liability in the case of a repossession thus an extinguishment has not occurred and the debt and assets were not derecognized. On July 31, 2017, a new agreement was made as disclosed in Note 15 – Subsequent Events. Four of the pieces of equipment will be retained by Wheeler Machinery/CAT until payment is made in full over ten months beginning in October 2017, and one piece of the rolling stock will be retained by Wheeler Machinery/CAT. These financial statements reflect the loss on impairment of equipment in the amount of $147,214, the terms of the agreement finalized on July 31, 2017, and revision of the note according to the revised terms.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

NOTE 10 – NOTE PAYABLE – RELATED PARTY

DMRJ Group beneficially owns approximately 75% of the Company (on a fully-diluted basis) with Series A, A-2 and B preferred stock shares convertible to 47,211,002 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ Group. The Agreement has been modified numerous times and operated under the Fourteenth Amendment to the Investment Agreement dated December 22, 2016. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ Group at December 31, 2016 and December 31, 2015 is as follows:

	December 31,
	2016	2015
Principal
Current portion	$14,610,492	$13,040,492
Long term portion	-	-
	14,610,492	13,040,492
Interest
Current portion	7,239,610	5,230,779
Long term portion	-	-
	7,239,610	5,230,779

Total	$21,850,102	$18,271,271

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

2016 Activity

At December 31, 2016, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended. See Note 15.

Several term loan advances were received from DMRJ Group by the Company between February 9, 2016 and December 29, 2016 totaling $2,470,000. A loan payment of $900,000 was made to DMRJ on July 8, 2016. The advances bear interest at 15% per annum and become due on October 31, 2016 with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

A Fourteenth Amendment to the Investment Agreement was entered into on December 22, 2016 which allowed for additional funding in the amount of up to $600,000 from DMRJ Group and its affiliated fund managers. This $600,000 was drawn on December 29, 2016 which brought the total funds drawn from DMRJ Group and its affiliates for 2016 to $2,470,000.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owns 75% of stock of the Company (on a fully diluted basis). See Note 15 – Subsequent Events.

2015 Activity

An Eleventh Amendment to the Investment Agreement was entered into on March 17, 2015 and established new minimum principal and interest payment dates which were then revised with the Twelfth and Thirteenth Amendments to the Investment Agreement. The Twelfth Amendment was entered into on June 5, 2015 and allowed for additional funding in the amount of $850,000 for the purpose of additional working capital, financing of the expansion into the east extension of the current pit boundary and to provide for crushing equipment to allow crushing to be done in-house.

The Thirteenth Amendment to the Investment Agreement was entered into on August 31, 2015 and allowed for additional funding of up to $525,000. In addition, the amendment (1) required the Company to issue 185,194 shares of Series B Preferred Stock (see Note 3), (2) incorporated anti-dilution provisions, and (3) contained provisions for shares of common stock to be issued to the Company’s President, Rick Havenstrite, if he operates within 10% of the approved budget over twelve months from the date of the amendment. The number of shares to be issued to the Company’s President will be equal to 2.5% of the amount of fully outstanding shares of the Company on a fully diluted basis. These shares were not issued.

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

In accordance with the agreement, all payments will be applied first to accrued but unpaid interest and second to outstanding principal. The Company’s ability to meet these minimum payments will be dependent upon a number of factors including production variables, metals market pricing, demand for products and services, and the availability of opportunities for expansion through affiliations and other business relationships. The June 30, 2016, September 30, 2016 and December 31, 2016 minimum payments were not made.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

NOTE 11 - REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

Remediation, reclamation, and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation, the Company used a credit adjusted risk free interest rate of 8% to 10% and projected mine lives of five to 12 years, depending on the site. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Changes in the reclamation liability for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Reclamation and remediation liability, beginning of year	$901,597	$740,268
Obligations incurred and change in estimate	-0-	101,551
Accretion expense	72,512	59,778
Reclamation and remediation liability, end of year	$974,109	$901,597

NOTE 12 –INCOME TAXES

The Company did not recognize a tax provision (benefit) for the years ended December 31, 2016 and 2015 because the Company has recurring losses and net operating loss carry forwards. A reconciliation of the tax benefit that would have been recognized using the Company’s statutory income tax rate for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
Federal income tax benefit based on statutory rate	$(1,419,000)	(35.0)%	$(1,173,000)	(35.0)%
Effect of non-deductible items	900	-	100	-
Increase in valuation allowance	1,418,100	35.0%	1,172,900	35.0%
Total	$-	-	$-	-

Significant components of the deferred tax assets for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax asset:
Net operating loss carry forward	$7,788,000	$6,131,000
Equipment Impairment	61,000	-
Exploration costs	233,000	266,000
Financing costs	(16,000)	296,000
Other	107,000	61,900
	8,173,000	6,754,900
Deferred tax asset valuation allowance	(8,173,000)	(6,754,900)
Net deferred tax asset	$-	$-

At December 31, 2016, the Company had net operating loss carry forwards of approximately $22.1 million which expire through 2035. The Company’s utilization of any net operating loss carry-forward may be unlikely as a result of its intended exploration stage activities. Deferred tax assets assume an effective tax rate of 35%, and are offset by a valuation allowance at December 31, 2016 and 2015.

The Company has no tax position at December 31, 2016 or 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2016 or 2015. The Company’s federal income tax returns from 2013 through 2016 remain open and subject to examination.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Note 7 and Note 8, the Company had the following related party transactions.

On November 15, 2016, a short-term loan in the amount of $25,000 was obtained from West C Street, one of the Company’s convertible debt holders. Funds were used for operating capital. This amount was repaid to West C Street on January 18, 2017 along with accrued interest of $438. In addition, a short-term loan totaling $9,500, also for working capital, was obtained from our President, Rick Havenstrite, with draws on multiple dates in November and December. This loan was repaid in full on January 3, 2017 with no interest paid.

The Company recognized rent expense for rental of office space of $12,000 each for the years ended December 31, 2016 and 2015, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $8,000 and $12,000 during the years ended December 31, 2016 and 2015, respectively, leaving a total of $17,750 and $13,750 remaining in accounts payable at December 31, 2016 and 2015, respectively, including amounts from prior years.

As of December 31, 2016, and December 31, 2015, accrued compensation of $486,577 and $308,885, were due to directors and officers. Of the amounts accrued at December 31, 2016 and 2015, accrued compensation of $372,692 and $252,692 respectively, is due to Rick Havenstrite.

During the years ended December 31, 2016 and 2015, the Company recognized general project cost expense of $10,627 and $3,105, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. $39,367 and $28,740 remain unpaid to Mr. Havenstrite at December 31, 2016 and 2015. These amounts are included in accounts payable at those dates.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Mineral property payments

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

Personal property tax and other accrued liabilities

Mining severance tax based on production, in the amount of $1,889, was accrued at December 31, 2016. This amount was paid in January 2017. Royalties due at December 31, 2016 were currently payable in the amount of $3,354 and subsequently paid in January 2017. Sales tax payable of $1,951 was due at December 31, 2016 and was paid in January 2017.

Personal property tax for Tooele County, Utah is billed and becomes due on November 30 of each year. At December 30, 2016, $69,292 including interest and penalties was due for 2016 and $79,552 was due for 2015, for a total of $148,845 due to Tooele County at December 31, 2016. These amounts remain unpaid.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

In September 2010, we entered into an employment agreement with Mr. Havenstrite as President of our company. The term of the agreement is for four years, expiring September 1, 2014, with automatic one-year extensions unless notice is given by either party. Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company. Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time. In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 50 hours per week, to our business and approximately 10%, or 5 hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada. He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us. The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board of Directors or the Compensation Committee (if any). In the event we terminate the agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay Mr. Havenstrite a severance package equal to three times the initial base salary if such termination occurs on or before August 31, 2011, and one and one-half times the largest annual base salary plus the largest annual performance compensation received by Mr. Havenstrite under the Agreement if such termination occurs after August 31, 2011, payable 75% within 30 days and the balance within 30 days of the first anniversary of the termination.

NOTE 15 – SUBSEQUENT EVENTS

Note payable – CAT equipment

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $339,487, for an adjusted balance of $1,161,402. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT financial for the return of four pieces of this equipment. While the equipment will temporarily remain in the possession of Wheeler Machinery, a new payment schedule was agreed upon which requires 10 equal payments of $39,934 beginning in October 2017. As of June 28, 2018, six of those payments have been made. These financial statements as of December 31, 2016, reflect the loss on impairment of equipment in the amount of $147,214, and the terms of the agreement finalized on July 31, 2017. In the event the terms of the new agreement are not met, freight and interest penalties may be assessed and there could be a payment due to CAT for these fees and for the deficit on the return of the equipment. Management has not made an estimate of this additional loss, if any.

Note payable – Wheeler Machinery

In November 2015, a rental agreement for crushing equipment was entered into with Wheeler Machinery. Effective June 6, 2018, an agreement to convert the rental equipment to a purchase contract was arrived at and the first of 7 monthly payments of $39,009 was made.  At the conclusion of the seven payments, the crushing equipment will be owned by the Company.

Convertible debt

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

On August 7, 2017, the convertible debt holders funded an additional aggregate of $500,000 under similar terms. These funds were used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018, both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Note payable – related party

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

Stock Offering

A stock offering was initiated on February 23, 2018 for sale of common stock shares at $0.40 per share to raise up to $1,600,000. The offering expires June 30, 2018. As of June 28, 2018, a total of 6,625,000 shares have been issued, including the 4,500,000 shares issued to the convertible debt holders, and funds of $850,000 have been raised through this offering, with proceeds used for working capital in a limited re-opening of the mining operations.

Company management

On April 3, 2017, two directors of the Company stepped down from their positions, leaving Rick Havenstrite and Howard Crosby as directors. On April 6, 2017, the Board reduced the number of authorized directors to three and appointed John P. Ryan as a director. In addition, Howard Crosby stepped down from his position as CEO and Rick Havenstrite was appointed to fill the position of CEO.

Stock plan

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