Form 10-Q
period 2017-03-31
Desert Hawk Gold Corp.
filed 2018-08-03
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of July 31, 2018: 20,581,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$153,328	$657,944
Inventories, current portion (Note 4)	135,278	142,921
Prepaid expenses and other current assets	96,304	132,747
Total Current Assets	384,910	933,612

INVENTORIES, non-current (Note 4)	3,012,839	2,951,011
PROPERTY AND EQUIPMENT, net (Note 5)	3,955,793	4,039,887
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,114,675	1,096,482
RECLAMATION BONDS (Note 6)	752,766	752,754

TOTAL ASSETS	$9,220,983	$9,773,746

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$600,730	$744,943
Accrued liabilities-officer and other wages (Note 12)	539,577	495,808
Interest payable - related parties (Note 7)	221,506	192,842
Interest payable - related party (Note 10)	7,787,190	7,239,610
Convertible debt - related parties (Note 7)	850,000	850,000
Obligation under capital lease - related party, current portion (Note 8)	96,066	120,461
Short-term note payable - related parties (Notes 7 and 12)	-	34,500
Notes payable - equipment, current portion (Note 9)	477,470	813,818
Notes payable - related party (Note 10)	15,110,492	14,610,492
Total Current Liabilities	25,683,031	25,102,474

LONG-TERM LIABILITIES
Asset retirement obligation (Note 11)	992,237	974,109
Obligation under capital lease - related party (Note 8)	26,339	51,714
Notes payable - equipment (Note 9)	296,591	453,276
	1,315,167	1,479,099
TOTAL LIABILITIES	26,998,198	26,581,573

COMMITMENTS AND CONTINGENCIES (Notes 11, 12, 13 and 14)

STOCKHOLDERS' (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 444,530 shares issued and outstanding	444	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,656,603 and 13,656,603 shares issued and outstanding	13,528	13,528
Additional paid-in capital	9,131,718	9,131,718
Accumulated deficit	(26,924,043)	(25,954,655)
Total Stockholders' (Deficit)	(17,777,215)	(16,807,827)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,220,983	$9,773,746

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

REVENUE:
Concentrate sales	$11,575	$291,693

EXPENSES
General project costs	141,820	387,631
Exploration expense	-	7,000
Officers and directors fees	64,537	45,000
Legal and professional	8,092	25,383
General and administrative	52,282	65,069
Depreciation and amortization	96,579	147,019
	363,310	677,102

OPERATING LOSS	(351,735)	(385,409)

OTHER INCOME (EXPENSE)
Interest and other income	12	477
Interest and financing expense	(27,542)	(47,887)
Interest expense - related parties	(590,123)	(502,067)
	(617,653)	(549,477)

LOSS BEFORE INCOME TAXES	(969,388)	(934,886)
INCOME TAXES	-	-

NET LOSS	$(969,388)	$(934,886)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,656,603	13,656,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(969,388)	$(934,886)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	96,579	163,974
Accretion of asset retirement obligation	18,128	18,128
Changes in operating assets and liabilities:
Accounts receivable	-	(89,834)
Inventories	(54,185)	(112,632)
Prepaid expenses and other current assets	36,443	8,105
Accounts payable and accrued expenses	(174,891)	(2,885)
Accrued liabilities - officer wages	43,769	45,000
Interest payable - related parties	28,664	22,500
Interest payable - related party	547,580	502,067
Net cash used by operating activities	(427,301)	(380,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(157,370)
Increase in reclamation bonds	(12)	(477)
Net cash used by investing activities	(12)	(157,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	500,000	550,000
Payment of obligation under capital lease - related party	(49,770)	-
Payment of note payable - equipment	(493,033)	(102,689)
Payment of short term note payable - related parties	(34,500)	-
Net cash provided (used) by financing activities	(77,303)	447,311

NET INCREASE (DECREASE) IN CASH	(504,616)	(90,999)
CASH, BEGINNING OF PERIOD	657,944	132,509

CASH, END OF PERIOD	$153,328	$41,510

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with note payable - equipment	$-	$28,992
Equipment acquired with accounts payable - equipment	$30,678	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2017, and the results of its operations and its cash flows for the three months ended March 31, 2017 and 2016. The operating and financial results for the Company for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on June 29, 2018.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating the impact of this guidance and our method of adoption.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance and our method of adoption.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance and our method of adoption.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of March 31, 2017, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Earnings (loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. At March 31, 2017 and 2016, common stock equivalents outstanding are as follows:

	March 31, 2017	March 31, 2016

Convertible debt	2,203,158	1,028,574
Convertible preferred stock	47,211,002	47,211,002

Total	49,414,160	48,239,576

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit and negative working capital through March 31, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – CAPITAL STOCK

Common Stock

2017 Activity

No shares of common stock were issued during the first three months of 2017.

2016 Activity

No shares of common stock were issued during the first three months of 2016.

Preferred Stock

2017 Activity

No shares of preferred stock were issued during the first three months of 2017. See Note 14 – Subsequent Events, regarding the return of DMRJ Group’s equity shares as part of a reorganization with court appointed trustees.

2016 Activity

No shares of preferred stock were issued during the first three months of 2016.

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	March 31, 2017	December 31, 2016
Ore on leach pad	$3,116,252	$3,051,766
Carbon column in process	31,865	31,214
Dore finished goods	-0-	10,952
Total	3,148,117	3,093,932

Less: current portion	(135,278)	(142,921)

Non-current inventories	$3,012,839	$2,951,011

Inventories are valued at the lower of cost or net realizable value which at March 31, 2017 is cost.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Equipment	$3,077,482	$3,046,803
Furniture and fixtures, temporary housing	6,981	6,981
Electronic and computerized equipment	52,874	52,874
Vehicles	67,115	67,115
	3,204,452	3,173,773
Less accumulated depreciation	(1,258,880)	(1,144,108)
	1,945,572	2,029,665

Kiewit property facilities	2,497,435	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,221	2,010,222

Total	$3,955,793	$4,039,887

In November 2016, five pieces of mining equipment financed by CAT Financial were returned to CAT. See Note 9.

NOTE 6 – MINERAL PROPERTIES AND RECLAMATION BONDS

Mineral properties and interests as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Initial lease fee
Kiewit, Cactus Mill and all other sites	$600,000	$600,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(301,264)	(319,457)
	514,675	496,482

Total	$1,114,675	$1,096,482

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  The bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.   Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.

On July 7, 2016, the Company replaced the $1,348,000 cash reclamation bond with a surety bond in the same amount. A condition of the surety bond was the deposit of 50% of the bond amount into an escrow account with the bonding company. An escrow account was established with the bonding company and $674,000 (50% of the original cash bond) was deposited by the Company. The surety bond carries an annual bonding fee of $40,400. Total reclamation bonds posted are $752,766 and $752,754 at March 31, 2017 and December 31, 2016, respectively.

On September 12, 2016, the Yellow Hammer mineral property was returned to the lessor, Moeller Family Trust, and the Company recognized a loss on abandonment in the amount of $175,000 less the accumulated amortization of $37,234, for a net loss of $137,766.

NOTE 7 – CONVERTIBLE DEBT

On November 18, 2009, the Company issued convertible promissory notes, to two of its minority shareholders, for a total of $600,000. The notes bear interest at 15% per annum. Interest-only is payable in equal monthly installments of $7,500. The notes are convertible at a rate of $0.70 per share. On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.

The Company failed to repay the loan in full on the November 30, 2012, 2013, 2014, 2015 and 2016 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. In 2014, 2015 and 2016, the stock was valued at an estimated $0.04 (total $12,000) and was accounted for as financing expense. As part of this agreement, the due date of the notes was extended each year and has now been extended to November 30, 2018. Interest was paid with shares of common stock through November 30, 2014 and is to be paid in cash thereafter. Interest has not been paid since November 2014 and accrued interest payable on these notes at March 31, 2017 and December 31, 2016 is $210,000 and $187,500 respectively. Per the terms of these notes, interest is not convertible to common stock.

On October 14, 2016, the Company issued convertible promissory notes, convertible at $.25 per share, to its two convertible debt holders in the amount of $125,000 each (Senior Note), at 10% interest, due in full on September 30, 2018. Interest is payable on September 30, 2017 and is payable quarterly thereafter. Accrued interest payable on these notes at March 31, 2017 and December 31, 2016 is $11,506 and $5,342, respectively. Interest on these notes is convertible to common stock. As a part of this note, DMRJ Group and its related entity, Platinum Partners (Note 10), have agreed to subordinate to these debtholders DMRJ’s collateral interest in the Senior Note, the principal and accrued but unpaid interest on the existing convertible debt and the amounts due to the convertible debtholders under the provisions of the gold loan redemption program.

On November 15, 2016, a short-term loan in the amount of $25,000 was obtained from West C Street, one of the Company’s convertible debt holders. Funds were used for operating capital. This amount was repaid to West C Street on January 18, 2017 along with accrued interest of $438.

NOTE 8 – OBLIGATION UNDER CAPITAL LEASE - RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for the purchase of mining and crushing equipment. RMH Overhead, LLC is an entity owned by the Company’s President, Rick Havenstrite. For the periods ended March 31, 2017 and December 31, 2016, equipment includes assets under capital lease amounting to $165,730 and $172,360, respectively. The lease is being amortized over the estimated useful life of the equipment. Accumulated amortization at March 31, 2017 and December 31, 2016 was $19,888 and $13,258. At March 31, 2017, the estimated future minimum lease payments under the capital lease was as follows:

Year ending March 31,
2018	$108,000
2019	27,000
Total	135,000
Less: Implied interest	(12,595)
Net present value	122,405
Less: Capital lease obligation-current portion	(96,066)
Long-term capital lease obligation	$26,339

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	March 31, 2017	December 31, 2016
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$66,728	$73,203

Note payable to Komatsu Financial, uncollateralized, due in 12 monthly installments of $3,223, beginning in April 2016, including interest at 1.16%.	-0-	9,668

Note payable to CAT Financial, collateralized by five pieces of used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%. The equipment has since been returned to CAT. See note below.	440,473	881,894

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	249,670	282,675

Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	17,190	19,654
	774,061	1,267,094
Current portion	(477,470)	(813,818)
Long term portion	$296,591	$453,276

Principal payments are as follows for the twelve months ended March 31,
2018	$477,470
2019	286,924
2020	9,667
Total	$774,061

In November 2016, five pieces of mining equipment financed by CAT Financial were returned to CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $372,129, for a net carrying value of $1,128,759. The note payable due to CAT at the time of disposition was $960,585. The CAT contract did not legally release the Company from liability in the case of a repossession thus an extinguishment has not occurred and the debt and assets were not derecognized. On July 31, 2017, a new agreement was made as disclosed in Note 14 – Subsequent Events.

NOTE 10 – NOTE PAYABLE - RELATED PARTY

DMRJ Group beneficially owns approximately 75% of the Company (on a fully-diluted basis) with Series A, A-2 and B preferred shares convertible to 47,211,002 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ Group. The Agreement has been modified numerous times and at March 31, 2017 operated under the Fourteenth Amendment to the Investment Agreement dated December 22, 2016. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ Group at March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016

Principal, due within one year	$15,110,492	$14,610,492
Interest payable, current	7,787,190	7,239,610
	$22,897,682	$21,850,102

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

•	Incurring any indebtedness except in limited circumstances;
•	Creating any significant liens on any of our properties or assets;
•	Enter into any sale and lease-back transaction involving any of our properties;
•	Make any investments in or loans or advances to other parties;
•	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
•	Declare or pay any dividends, except for dividends to DMRJ Group;
•	Engage in any business transactions with affiliates;
•	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;

•	Create any lease obligations;
•	Amend, supplement or modify any existing indebtedness;
•	Enter into any swap, forward, future or derivative transaction;
•	Make any change in our accounting policies or reporting practices;
•	Form additional subsidiaries; or
•	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At March 31, 2017, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

2017 Activity

At March 31, 2017, DMRJ continued to operate through the direction of its court appointed trustees (see 2016 Activity below). Funds in the amount of $500,000 were drawn from the trustees during the quarter ending March 31, 2017 to help fund ongoing expenses.

See Note 14.

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

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owns 75% of stock of the Company (on a fully diluted basis). See Note 14 – Subsequent Events.

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

Changes in the reclamation liability for the periods ended March 31, 2017 and December 31, 2016 are as follows:

	Three months ended March 31, 2017	Year ended December 31, 2016
Reclamation and remediation liability, beginning of period	$974,109	$901,597
Obligation incurred	-	-
Accretion expense	18,128	72,512
Reclamation and remediation liability, end of period	$992,237	$974,109

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 7, 8 and 10, the Company had the following related party transactions.

The Company recognized rent expense for rental of office space of $3,000 for the three months ended March 31, 2017 and 2016, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $3,000 during the three months ended March 31, 2017 and 2016, respectively, leaving a total of $13,750 and $17,750 remaining in accounts payable at March 31, 2017 and December 31, 2016, respectively, which represents amounts due from prior years.

In addition, a short-term loan totaling $9,500, also for working capital, was obtained from our President, Rick Havenstrite, with draws on multiple dates in November and December 2016. This loan was repaid in full on January 3, 2017 with no interest paid.

As of March 31, 2017 and December 31, 2016, accrued compensation of $539,577 and $486,577 were due to directors and officers. Of the amounts accrued at March 31, 2017 and December 31, 2016, accrued compensation of $402,692 and $372,692 respectively, is due to Rick Havenstrite.

During the three months ended March 31, 2017 and 2016, the Company recognized general project cost expense of $0 and $6,667, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. $39,367 remains unpaid to Mr. Havenstrite at both March 31, 2017 and December 31, 2016. These amounts are included in accounts payable at those dates.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Mineral property payments

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three year period, it will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $702 and $17,160 was recognized during the three months ended March 31, 2017 and 2016, respectively, with these amounts fully paid at March 31, 2017. See Note 14.

A letter of default on the Clifton Shears properties dated September 19, 2016 was received by the Company with a 30 day period for curing the default. On October 17, 2016, past due royalties and the $50,000 penalty payments for each of 2015 and 2016 were paid to Clifton Mining, who then acknowledged the cure of default.

Mining severance tax in the amount of $92, based on production, was accrued at March 31, 2017.

Personal property tax due to Tooele County, Utah in the amount of $155,232 including interest and penalties, was accrued and past due at March 31, 2017. This amount due has not yet been paid.

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

As of March 31, 2017, and December 31, 2016, accrued compensation of $534,577 and $486,577, were due to officers. Of the amounts accrued at March 31, 2017 and December 31, 2016, accrued compensation of $402,692 and $372,692 is due to Rick Havenstrite and $131,884 and $113,884 is due to Marianne Havenstrite, Treasurer and Principle Financial Officer. In addition, $5,000 and $-0- was due to directors at March 31, 2017 and December 31, 2016, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Note payable – CAT equipment

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $339,487, for a net carrying value of $1,161,402. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT financial for the return of four pieces of this equipment. While the equipment will temporarily remain in the possession of Wheeler Machinery, a new payment schedule was agreed upon which requires 10 equal payments of $39,934 beginning in October 2017. As of July 10, 2018, six of those payments have been made. The loss on impairment of equipment in the amount of $147,214 was recognized in the 4th quarter of 2016. In the event the terms of the new agreement are not met, freight and interest penalties may be assessed and there could be a payment due to CAT for these fees and for the deficit on the return of the equipment. Management has not made an estimate of this additional loss, if any.

 Note payable – Wheeler Machinery

In November 2015, a rental agreement for crushing equipment was entered into with Wheeler Machinery.  Effective June 6, 2018, an agreement to convert the rental equipment to a purchase contract in the amount of $273,067 was finalized and the first of 7 equal monthly payments of $39,009 were to be made.  As of July 24, 2018, three of the seven monthly payments had been made. At the conclusion of the seven payments, the crushing equipment will be owned by the Company.

Convertible debt

The Company failed to make interest payments required under the convertible notes (see Note 7) for all quarters beginning April 2016 through the current date. As a result, the Company was in default of the convertible notes. As per the terms of the Investment Agreement (Note 10), DMRJ Group was informed of this default and it stated that it had no intent to declare an event of default under the Investment Agreement, as amended. In addition, as per the terms of the notes, 300,000 penalty shares for both 2017 and 2016 were issued to the convertible debt holders for failure to pay the convertible notes in November of 2017 and 2016.

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

On August 7, 2017, the convertible debt holders agreed to fund an additional aggregate of $500,000 under similar terms. These funds were to be used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018, both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019.

On July 3, 2018, a short term loan of $100,000 was received from one of the two convertible debt holders. Terms are 10% interest and a 2% loan initiation fee. This loan has not yet been paid.

Note payable – related party

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partner’s related entity), was given to court appointed trustees of the two major funds of Platinum Partners. The Company was working towards a reorganization and recapitalization with the trustees of the two major funds and finalized an agreement which closed on March 8, 2018. This agreement discharged all of the debt owed by the Company to DMRJ Group (Note 10) and its related affiliates and returned all of their equity to the Company in exchange for $625,000. The debt and equity were retired and cancelled by the Company. The owners of the convertible debt agreed to fund this payment in full, and to agree to certain concessions on their outstanding notes with the Company, in exchange for 4,500,000 shares of the Company’s Common Stock. All signatures from the court appointed trustees, and funding by the Company, were received and the agreement was finalized on March 8, 2018.

Revenue

On July 6, 2018, the Company negotiated an arrangement for a one time sale of gold and silver byproduct to H & H Metals. On July 6, 2018, proceeds of $68,785 were received which represents an advance against a future sale of metals, estimated at 90% of the value of the gold, and silver byproduct.

Stock Offering

On February 28, 2018, the Company entered into a Stock Purchase Agreement with each of the two convertible debt holders pursuant to which the Company received $312,500 from each holder in exchange for the issuance to each of the convertible debt holders 2,250,000 shares of the Company's Common Stock and various loan concessions on existing convertible debt.

A stock offering was initiated on February 23, 2018 for sale of common stock shares at $0.40 per share, to raise up to $1,600,000. The offering expired on June 30, 20 I 8. At June 30, 2018 a total of 2,125,000 shares of stock have been issued and funds of $850,000 have been raised through this offering, with proceeds used for working capital in a limited re-opening of the mining operations.

Stock plan

Effective February 23, 2018, the Board approved and adopted the 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which 2,400,000 shares of the Company’s Common Stock were authorized. Shares issued under this plan will fully vest upon issuance. The aggregate Fair Market Value of the Common stock becoming exercisable for the first time during any calendar year shall not exceed $100,000 per optionee.

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which expire February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;
●	Howard Crosby – 1,000,000 options;
●	John Ryan – 200,000 options; and
●	Linde Havenstrite – 200,000 options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, and two Utah state mineral leases located on state trust lands, all covering approximately 10 square miles. We intend to concentrate our activities on the Kiewit project. Mineral extraction activities on the property currently are open-pit.

In July 2010, we entered into an Investment Agreement with DMRJ Group. DMRJ Group is a Platinum Partners’ related entity managed by the PPCO. The agreement has been modified numerous times and currently operates under the Fourteenth Amendment to the Investment Agreement. The Amendments have provided for extensions of payment dates, increased funding and other modifications to the agreement.

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

As part of this amendment, we issued to DMRJ Group 185,194 shares of Series B Preferred Stock. The conversion rate of the Series B Preferred Stock is 100 shares of common stock for each share of Series B Preferred Stock. As a result of this issuance, DMRJ Group owned approximately 77% of our Company (on a fully-diluted basis) with shares convertible into 47,211,002 of common stock. DMRJ Group is considered a related party.

The total due to DMRJ at March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
Principal
Current	$15,110,492	$14,610,492
Long-term	-	-
Total	15,110,492	14,610,492
Interest payable
Current	7,787,190	7,239,610
Long-Term	-	-
	$22,897,682	$21,850,102

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At March 31, 2017, we have failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the defaults and has indicated it has no present intent to declare an event of default under the Investment Agreement.

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

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging Defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group effectively owned 75% of stock of the Company (on a fully diluted basis). Funds in the amount of $944,060 were drawn from the receivers during the first two quarters of 2017 to help fund ongoing expenses.

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

On February 28, 2018, the terms were changed for the 15% convertible promissory notes, convertible at $0.70 per share, to two of the Company’s minority shareholders. The notes, for a total due of $600,000 were amended changing the interest rate from 15% to 10% effective March 1, 2018 and allowing for accrued interest to be payable in full on May 31, 2019. The amendment further waives the default provision in the notes for past due interest.

The Company issued to one of the convertible debt holders two short-term loans which were subsequently repaid. On September 29, 2016, $50,000 was loaned at no interest and was repaid to the debtholder on October 14, 2016. On November 5, 2016, an additional $25,000 was loaned to the Company at 10% interest and was repaid including interest of $438 on January 18, 2017. These loan funds were used for operating capital. A third short term loan in the amount of $100,000 with 10% interest and a loan initiation fee of 2% was issued to one of the convertible debt holders on July 3, 2018. This loan has not yet been paid.

On October 14, 2016, the Company issued convertible promissory notes, convertible at $0.25 per share, to its two convertible debt holders in the amount of $125,000 each (Senior Notes), at 10% interest, due in full on September 30, 2018. Interest is payable on September 30, 2017 and is payable quarterly thereafter.

On August 7, 2017, the convertible debt holders funded an additional aggregate of $500,000 under similar terms. These funds were used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018 both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019.

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock. Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project. Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. At March 31, 2017, conversion proceeds due to shareholders are $151,406 for all 130,000 conversion shares. Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity. Payment of these funds due to investors has not yet begun, due to limited cash flow, and is included in accounts payable and liabilities. The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through March 31, 2017 is $21,406. This amount has been recorded as an administrative expense.

On June 20, 2016, we entered into an agreement with a related party, RMH Overhead, LLC, to lease certain mining and crushing equipment, some of which was previously owned by us. We have recorded this liability as a capital lease and the liability is reflected on the balance sheet as ‘obligation under capital lease – related party’. The terms of the lease are 24 monthly payments of $9,212 which include interest at 15%. At any time during the lease term, the equipment may be purchased by us for the balance due. 16 of the 24 payments have been made as of July 19, 2018.

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $339,487, for an adjusted balance of $1,161,402. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT financial for the return of four pieces of this equipment. While the equipment will temporarily remain in the possession of Wheeler Machinery, a new payment schedule was agreed upon which requires 10 equal payments of $39,934 beginning in October 2017. As of July 10, 2018, six of those payments have been made. These financial statements as of March 31, 2017, reflect the loss on impairment of equipment in the amount of $147,214 which was recognized in 2016, and the terms of the agreement finalized on July 31, 2017. In the event the terms of the new agreement are not met, freight and interest penalties may be assessed and there could be a payment due to CAT for these fees and for the deficit on the return of the equipment. Management has not made an estimate of this additional loss, if any.

In November 2015, a rental agreement for crushing equipment was entered into with Wheeler Machinery.  Effective June 6, 2018, an agreement to convert the rental equipment to a purchase contract was arrived at and the first of seven monthly payments of $39,009 was made.  As of July 10, 2018, two of those payments have been made. At the conclusion of the seven payments, the crushing equipment will be owned by the Company.

On February 28, 2018, the Company entered into a Stock Purchase Agreement with each of the two convertible debt holders pursuant to which the Company received $312,500 from each holder in exchange for the issuance to each of the convertible debt holders 2,250,000 shares of the Company’s Common Stock and various loan concessions on existing convertible debt.

A stock offering was initiated on February 23, 2018 for sale of common stock shares at $0.40 per share, to raise up to $1,600,000. The offering expired on June 30, 2018. At June 30, 2018 a total of 2,125,000 shares of stock have been issued and funds of $850,000 have been raised through this offering, with proceeds used for working capital in a limited re-opening of the mining operations.

On July 6, 2018, the Company negotiated an arrangement for a one-time sale of gold and silver byproduct to H and H Metals. On July 6, 2018, proceeds of $68,785 were received which represents an advance against a future sale of metals, estimated at 90% of the value of the gold and silver byproduct.

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

Historically, we have incurred net losses for the years ended December 31, 2016 and 2015 and have also incurred a loss for the three months ended March 31, 2017.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of March 31, 2017 raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption was not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2017, we continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration and operations. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Three Months Ended March 31, 2017 and 2016.

The operating loss of $351,735 for the three months ended March 31, 2017 as compared to the operating loss of $385,409 for the three months ended March 31, 2016 represents a decreased loss in the amount of $33,674. Other expense for the three months ended March 31, 2017 was $617,653 which consisted of interest and financing expense, increased by $68,176 as compared to the other expense amount of $549,477 for the three months ended March 31, 2016, due to increased interest on related party debt. The net overall increase in net loss for the three months ended March 31, 2017 compared to March 31, 2016 was $34,502.

Liquidity and Cash Flow

Net cash used by operating activities was $427,301 during the three-month period ended March 31, 2017, compared with cash used by operating activities of $380,463 during the three-month period ended March 31, 2016. This $46,838 increase in the amount of cash used in operating activities is primarily attributable to restrictions caused by insufficient working capital and reduced production.

Net cash used by investing activities was $12 during the three-month period ended March 31, 2017, compared to $157,847 cash used by investing activities during the three month-period ended March 31, 2016. This decrease in cash used by investing activities is due to the reduced investment in property and equipment.

Net cash used by financing activities was $77,303 during the three-month period ended March 31, 2017, compared with $447,311 cash provided by financing activities during the three-month period ended March 31, 2016. The decrease of $524,614 in cash provided by financing activities during the three-month period ended March 31, 2017 was due to payments made on equipment purchase notes.

As a result of the above, cash decreased by $504,616 during the three-month period ended March 31, 2017, leaving us with a cash balance of $153,328 as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Desert Hawk Gold Corp.

Date: August 3, 2018	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Chief Financial Officer
(Principal Accounting and Financial Officer)

