Form 10-Q
period 2017-06-30
Desert Hawk Gold Corp.
filed 2018-08-28
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of August 28, 2018: 20,581,603.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2017

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$117,197	$657,944
Inventories, current portion (Note 4)	-	142,921
Prepaid expenses and other current assets	47,456	132,747
Total Current Assets	164,653	933,612

INVENTORIES, non-current (Note 4)	3,174,090	2,951,011
PROPERTY AND EQUIPMENT, net (Note 5)	3,841,144	4,039,887
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,114,675	1,096,482
RECLAMATION BONDS (Note 6)	752,778	752,754

TOTAL ASSETS	$9,047,340	$9,773,746

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$619,491	$744,943
Accrued liabilities - officer and other wages (Note 12)	585,577	495,808
Interest payable - related parties (Notes 7 and 8)	250,240	192,842
Interest payable - related party (Note 10)	8,358,939	7,239,610
Convertible debt - related parties (Note 7)	850,000	850,000
Obligation under capital lease - related party (Note 8)	99,714	120,461
Short-term note payable - related parties	-	34,500
Notes payable - equipment, current portion (Note 9)	519,988	813,818
Note payable - related party (Note 10)	15,554,552	14,610,492
Total Current Liabilities	26,838,501	25,102,474

LONG-TERM LIABILITIES
Asset retirement obligation (Note 11)	1,010,365	974,109
Obligation under capital lease - related party (Note 8)	-	51,714
Notes payable - equipment (Note 9)	139,777	453,276
	1,150,142	1,479,099
TOTAL LIABILITIES	27,988,643	26,581,573

COMMITMENTS AND CONTINGENCIES (Notes 6, 11, 12 and 14)

STOCKHOLDERS’ (DEFICIT) (Note 3)

Preferred Stock, $0.001 par value, 10,000,000 shares authorized Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 444,530 shares issued and outstanding	444	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,656,603 and 13,656,603 shares issued and outstanding	13,528	13,528
Additional paid-in capital	9,131,718	9,131,718
Accumulated deficit	(28,088,131)	(25,954,655)
Total Stockholders’ (Deficit)	(18,941,303)	(16,807,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$9,047,340	$9,773,746

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

REVENUE:
Concentrate sales	$70,703	$503,441	$82,278	$795,133

EXPENSES:
General project costs	287,234	412,185	427,497	782,119
Exploration expense	-	2,680	-	9,680
Consulting	33,234	5,650	34,791	12,062
Officers and directors fees	63,000	45,000	127,537	90,000
Legal and professional	31,965	20,124	40,057	45,508
General and administrative	91,330	106,927	143,612	183,280
Loss on exchange of equipment	-	51,222	-	51,222
Depreciation and amortization	114,649	158,969	211,228	305,988
	621,412	802,757	984,722	1,479,859

OPERATING LOSS	(550,709)	(299,316)	(902,444)	(684,726)

OTHER INCOME (EXPENSE)
Interest and other income	12	518	24	995
Interest and financing expense	(7,962)	(71,104)	(35,504)	(105,752)
Interest expense - related parties	(605,429)	(502,067)	(1,195,552)	(1,017,373)
	(613,379)	(572,653)	(1,231,032)	(1,122,130)

LOSS BEFORE INCOME TAXES	(1,164,088)	(871,969)	(2,133,476)	(1,806,856)
INCOME TAXES	-	-	-	-

NET LOSS	$(1,164,088)	$(871,969)	$(2,133,476)	$(1,806,856)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.07)	$(0.16)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,656,603	13,356,603	13,656,603	13,356,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,133,476)	$(1,806,856)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	211,228	305,988
Loss on exchange of equipment	-	51,222
Accretion of asset retirement obligation	36,256	36,256
Changes in operating assets and liabilities:
Accounts receivable	-	(83,210)
Inventories	(80,158)	(509,776)
Prepaid expenses and other current assets	85,291	18,400
Accounts payable and accrued expenses	(125,452)	158,441
Accrued liabilities - officer and other wages	89,769	90,000
Interest payable - related parties	57,398	45,000
Interest payable - related party	1,119,329	1,017,373
Net cash used by operating activities	(739,815)	(677,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(30,678)	(48,888)
Increase in reclamation bonds	(24)	(959)
Net cash used by investing activities	(30,702)	(49,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	944,060	1,020,000
Payment of obligation under capital lease - related party	(72,461)	-
Payment of note payable - equipment	(607,329)	(375,745)
Payment of short term note payable - related parties	(34,500)	-
Net cash provided by financing activities	229,770	644,255

NET INCREASE (DECREASE) IN CASH	(540,747)	(82,754)
CASH, BEGINNING OF PERIOD	657,944	132,509

CASH, END OF PERIOD	$117,197	$49,755

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired under capital lease - related party	$-	$185,618
Equipment acquired with notes payable - equipment	$-	$28,992

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

Production commenced and revenues of over $5,800,000 from sales of gold concentrate have been received through the period ending June 30, 2018. Ongoing undercapitalization has continued to hamper the Company’s ability to operate. The Company was working towards a reorganization and recapitalization with the trustees of the two major funds (DMRJ and PPCO) and finalized an agreement which closed on March 8, 2018. See Footnote 14. The Company has been temporarily shut down due to this development since third quarter of 2017 and is seeking further capitalization to be able to resume production in 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations and its cash flows for the six months ended June 30, 2017 and 2016. The operating and financial results for the Company for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered. The Company records ore on leach pad, solution in carbon columns in process and gold doré, at average production cost per gold ounce, less provisions required to reduce inventory to net realizable value. Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; depreciation and amortization of property, equipment, and mineral properties; and mine administrative expenses. Revenue from the sale of silver is accounted for as by-product and is deducted from production costs. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of June 30, 2017, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. At June 30, 2017 and 2016, common stock equivalents outstanding are as follows:

	June 30, 2017	June 30, 2016

Convertible debt	2,260,228	1,060,708
Convertible preferred stock	47,211,002	47,211,002

Total	49,471,230	48,271,710

The convertible debt conversion shares include 1,189,276 and 1,060,708 shares for the periods ended June 30, 2017 and June 30, 2016, respectively, for conversion of the two notes dated November 18, 2009, along with the interest on these notes and for conversion of the two $125,000 notes dated October 2016 and the interest thereon. On February 28, 2018, the terms of these notes were changed and the conversion feature was eliminated for the 2009 notes.

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit and negative working capital through June 30, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - CAPITAL STOCK

Common Stock

2017 Activity

No shares of common stock were issued during the first six months of 2017.

2016 Activity

No shares of common stock were issued during the first six months of 2016.

Preferred Stock

2017 Activity

No shares of preferred stock were issued during the first six months of 2017. See Note 14 – Subsequent Events, regarding the return of DMRJ Group’s equity shares as part of a reorganization with court appointed trustees.

2016 Activity

No shares of preferred stock were issued during the first six months of 2016.

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	June 30, 2017	December 31, 2016
Ore on leach pad	$3,174,090	$3,051,766
Carbon columns in process	-0-	31,214
Dore finished goods	-0-	10,952
Total	3,174,090	3,093,932

Less: current portion	-0-	(142,921)

Non-current inventories	$3,174,090	$2,951,011

Inventories are valued at the lower of cost or net realizable value which at June 30, 2017 is cost.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Equipment	$3,077,482	$3,046,803
Furniture and fixtures, temporary housing	6,981	6,981
Electronic and computerized equipment	52,874	52,874
Vehicles	67,115	67,115
	3,204,452	3,173,773
Less accumulated depreciation	(1,373,529)	(1,144,108)
	1,830,923	2,029,665

Kiewit property facilities	2,497,435	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,221	2,010,222

Total	$3,841,144	$4,039,887

In November 2016, five pieces of mining equipment financed by CAT Financial were returned to CAT. See Note 9.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS; RECLAMATION BONDS

Mineral properties and interests as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Initial lease fee
Kiewit and Cactus Mill	$600,000	$600,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(301,264)	(319,457)
	514,675	496,482

Total	$1,114,675	$1,096,482

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, the Company obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining.  The bond amount includes bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.   Funds of $92,705 were received in April 2014, by the Company, for these refunded reclamation bonds.

On July 7, 2016, the Company replaced the $1,348,000 cash reclamation bond with a surety bond for the same amount. A condition of the surety bond was the deposit of 50% of the bond amount into an escrow account with the bonding company. An escrow account was established with the bonding company and $674,000 (50% of the original cash bond) was deposited by the Company. The surety bond carries an annual bonding fee of $40,400. Total reclamation bonds posted are $752,778 and $752,754 at June 30, 2017 and December 31, 2016, respectively.

On September 12, 2016, the Yellow Hammer mineral property was returned to the lessor, Moeller Family Trust, and the Company recognized a loss on abandonment in the amount of $175,000 less the accumulated amortization of $37,234, for a net loss of $137,766.

NOTE 7 – CONVERTIBLE DEBT – RELATED PARTIES

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000. The notes bore interest at 15% per annum. Interest-only is payable in equal monthly installments of $7,500. The notes are convertible at a rate of $0.70 per share. On July 5, 2011, the Company entered into an agreement with the two holders of the convertible debt to begin paying their monthly interest in stock rather than cash.

The Company failed to repay the loan in full on the November 30, 2012, 2013, 2014, 2015 and 2016 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. In 2014, 2015 and 2016, the stock was valued at an estimated $0.04 (total $12,000) and was accounted for as financing expense. As part of this agreement, the due date of the notes was extended each year and has now been extended to November 30, 2018. Interest was paid with shares of common stock through November 30, 2014 and was to be paid in cash thereafter. Interest has not been paid since November 2014 and accrued interest payable on these notes at June 30, 2017 and December 31, 2016 is $232,500 and $187,500 respectively. Per the revised terms of these notes, interest is not convertible to common stock.

On October 14, 2016, the Company issued convertible promissory notes, convertible at $0.25 per share, to its two convertible debt holders in the amount of $125,000 each (Senior Note), at 10% interest, due in full on September 30, 2018. Interest is payable on September 30, 2017 and quarterly thereafter. Accrued interest payable on these notes at June 30, 2017 and December 31, 2016 was $17,740 and $5,342, respectively. Interest on these notes is convertible to common stock.

On November 15, 2016, a short-term loan in the amount of $25,000 was obtained from West C Street, one of the Company’s convertible debt holders. Funds were used for operating capital. This amount was repaid to West C Street on January 18, 2017 along with accrued interest of $438.

NOTE 8 – OBLIGATION UNDER CAPITAL LEASE - RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for the purchase of mining and crushing equipment. RMH Overhead, LLC is an entity owned by the Company’s President, Rick Havenstrite. For the periods ended June 30, 2017 and December 31, 2016, equipment includes assets under capital lease amounting to $185,618 and $185,618, respectively. The lease is being amortized over the estimated useful life of the equipment. Accumulated amortization at June 30, 2017 and December 31, 2016 was $26,517 and $13,258, respectively. At June 30, 2017, the estimated future minimum lease payments under the capital lease were as follows:

Year ending June 30,
2018	$108,000
Total	108,000
Less: Implied interest	(8,286)
Net present value	99,714
Less: Capital lease obligation-current portion	(99,714)
Long-term capital lease obligation	$-0-

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	June 30, 2017	December 31, 2016
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$60,176	$73,203
Note payable to Komatsu Financial, uncollateralized, due in 12 monthly installments of $3,223, beginning in April 2016, including interest at 1.16%.	-0-	9,668
Note payable to CAT Financial, collateralized by five pieces of used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%. The equipment has since been returned to CAT. See note below.	369,763	881,894
Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	216,418	282,675
Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	13,408	19,654
	659,765	1,267,094
Current portion	(519,988)	(813,818)
Long term portion	$139,777	$453,276

Principal payments are as follows for the twelve months ended June 30,
2018	$519,988
2019	137,346
2020	2,431
Total	$659,765

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

NOTE 10 – NOTE PAYABLE - RELATED PARTY

DMRJ Group beneficially owned approximately 75% of the Company (on a fully-diluted basis) with Series A, A-2 and B preferred shares convertible to 47,211,002 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ Group. The Agreement has been modified numerous times and at June 30, 2017 operated under the Fourteenth Amendment to the Investment Agreement dated December 22, 2016. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ Group at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016

Principal, due within one year	$15,554,552	$14,610,492
Interest payable, current	8,358,939	7,239,610
	$23,913,491	$21,850,102

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;

●	Creating any significant liens on any of our properties or assets;

●	Enter into any sale and lease-back transaction involving any of our properties;

●	Make any investments in or loans or advances to other parties;

●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;

●	Declare or pay any dividends, except for dividends to DMRJ Group;

●	Engage in any business transactions with affiliates;

●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;

●	Create any lease obligations;

●	Amend, supplement or modify any existing indebtedness;

●	Enter into any swap, forward, future or derivative transaction;

●	Make any change in our accounting policies or reporting practices;

●	Form additional subsidiaries; or

●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At June 30, 2017, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

2017 Activity

At June 30, 2017, DMRJ continued to operate through the direction of its court appointed trustees (see 2016 Activity below). Funds in the amount of $944,060 were drawn from the trustees during the first two quarters of 2017 to help fund ongoing expenses.

See Note 14.

2016 Activity

At December 31, 2016, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

Several term loan advances were received from DMRJ Group by the Company between February 9, 2016 and December 29, 2016 totaling $2,470,000. A loan payment of $900,000 was made to DMRJ on July 8, 2016. The advances bear interest at 15% per annum and became due on October 31, 2016 with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

A Fourteenth Amendment to the Investment Agreement was entered into on December 22, 2016 which allowed for additional funding in the amount of up to $600,000 from DMRJ Group and its affiliated fund managers. This $600,000 was drawn on December 29, 2016 which brought the total funds drawn from DMRJ Group and its affiliates for 2016 to $2,470,000.

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and the management of the DMRJ Group, DMRJ Group would effectively own 75% of stock of the Company (on a fully diluted basis). See Note 14 – Subsequent Events.

NOTE 11 – ASSET RETIREMENT OBLIGATION

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

Changes in the asset retirement obligation for the periods ended June 30, 2017 and December 31, 2016 are as follows:

	Six months ended June 30, 2017	Year ended December 31, 2016
Asset retirement obligation, beginning of period	$974,109	$901,597

Accretion expense	36,256	72,512
Asset retirement obligation, end of period	$1,010,365	$974,109

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 7, 8 and 10, the Company had the following related party transactions.

The Company recognized rent expense for rental of office space of $6,000 for the six months ended June 30, 2017 and 2016, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $6,000 in current rents during the six months ended June 30, 2017 and 2016, respectively, in addition to $4,000 in rents from prior years, leaving a total of $13,750 and $17,750 remaining in accounts payable at June 30, 2017 and December 31, 2016, respectively, all of which represents amounts due from prior years.

In addition, a short-term loan totaling $9,500, also for working capital, was obtained from our President, Rick Havenstrite, with draws on multiple dates in November and December 2016. This loan was repaid in full on January 3, 2017 with no interest paid.

As of June 30, 2017 and December 31, 2016, accrued compensation of $585,577 and $486,577 was due to directors and officers. Of the amounts accrued at June 30, 2017 and December 31, 2016, accrued compensation of $432,692 and $372,692 is due to Rick Havenstrite and $137,885 and $113,885 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, $15,000 and $-0- was due to other directors at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017 and 2016, the Company recognized general project cost expense of $0 and $6,667, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. At both June 30, 2017 and December 31, 2016, $39,367 remains unpaid to Mr. Havenstrite. These amounts are included in accounts payable at those dates.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Mineral Property Payments

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period, it will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $4,912 and $46,907 was recognized during the six months ended June, 2017 and 2016, respectively, with these amounts fully paid at June 30, 2017.

A letter of default on the Clifton Shears properties dated September 19, 2016 was received by the Company with a 30-day period for curing the default. On October 17, 2016, past due royalties and the $50,000 penalty payments for each of 2015 and 2016 were paid to Clifton Mining, who then acknowledged the cure of default.

Mining severance tax in the amount of $263, based on production, was accrued at June 30, 2017.

Personal property tax due to Tooele County, Utah in the amount of $157,681 including interest and penalties, was accrued and past due at June 30, 2017. This amount due has not yet been paid.

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

NOTE 14 – SUBSEQUENT EVENTS

Note Payable – CAT Equipment

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $339,487, for a net carrying value of $1,161,402. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT financial for the return of four pieces of this equipment. While the equipment will temporarily remain in the possession of Wheeler Machinery, a new payment schedule was agreed upon which requires 10 equal payments of $39,934 beginning in October 2017. As of August 27, 2018, seven of those payments have been made. The loss on impairment of equipment in the amount of $147,214 was recognized in the 4th quarter of 2016. In the event the terms of the new agreement are not met, freight and interest penalties may be assessed and there could be a payment due to CAT for these fees and for the deficit on the return of the equipment. Management has not made an estimate of this additional loss, if any.

Note Payable – Wheeler Machinery

In November 2015, a rental agreement for crushing equipment was entered into with Wheeler Machinery.  Effective June 6, 2018, an agreement to convert the rental equipment to a purchase contract in the amount of $273,067 and payment of seven equal monthly payments of $39,009 was finalized.  As of August 27, 2018, two of the seven monthly payments had been made. At the conclusion of the seven payments, the crushing equipment will be owned by the Company.

Convertible Debt – Related Parties

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

On July 3, 2018, a short-term loan of $100,000 was received from one of the two convertible debt holders. Terms are 10% interest and a 2% loan initiation fee. This loan has not yet been paid.

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

Revenue

On July 6, 2018, the Company negotiated an arrangement for a one-time sale of gold concentrate and silver byproduct to H & H Metals. On July 6, 2018, proceeds of $68,785 were received which represents an advance against a future sale of metals, estimated at 90% of the value of the gold, and silver byproduct.

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

We currently hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim; and two Utah state mineral leases located on state trust lands, all covering approximately 10 square miles. We intend to concentrate our activities on the Kiewit project. Mineral extraction activities on the property currently are open-pit.

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

The total due to DMRJ at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
Principal
Current	$15,554,552	$14,610,492
Long-term	-	-
Total	15,554,552	14,610,492
Interest payable
Current	8,358,939	7,239,610
Long-Term	-	-
	$23,913,491	$21,850,102

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;

●	Creating any significant liens on any of our properties or assets;

●	Enter into any sale and lease-back transaction involving any of our properties;

●	Make any investments in or loans or advances to other parties;

●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;

●	Declare or pay any dividends, except for dividends to DMRJ Group;

●	Engage in any business transactions with affiliates;

●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;

●	Create any lease obligations;

●	Amend, supplement or modify any existing indebtedness;

●	Enter into any swap, forward, future or derivative transaction;

●	Make any change in our accounting policies or reporting practices;

●	Form additional subsidiaries; or

●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At June 30, 2017, we have failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the defaults and has indicated it has no present intent to declare an event of default under the Investment Agreement.

The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total	$6,900,000

We failed to make the minimum payments due June 30, 2016, September 30, 2016, December 31, 2016, February 28, 2017 and May 31, 2017.

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

On August 7, 2017, the convertible debt holders funded an additional aggregate of $500,000 under similar terms. Advances on these loans were taken beginning August 8, 2017 through February 9, 2018. These funds were used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018 both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019.

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock. Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project. Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. At June 30, 2017, conversion proceeds due to shareholders are $151,406 for all 130,000 conversion shares. Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity. Payment of these funds due to investors has not yet begun, due to limited cash flow, and is included in accounts payable and liabilities. The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through June 30, 2017 is $21,406. This amount has been recorded as an administrative expense.

On June 20, 2016, we entered into an agreement with a related party, RMH Overhead, LLC, to lease certain mining and crushing equipment, some of which was previously owned by us. We have recorded this liability as a capital lease and the liability is reflected on the balance sheet as ‘obligation under capital lease – related party’. The terms of the lease are 24 monthly payments of $9,212 which include interest at 15%. At any time during the lease term, the equipment may be purchased by us for the balance due. 16 of the 24 payments have been made as of August 3, 2018.

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $339,487, for an adjusted balance of $1,161,402. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT financial for the return of four pieces of this equipment. While the equipment will temporarily remain in the possession of Wheeler Machinery, a new payment schedule was agreed upon which requires 10 equal payments of $39,934 beginning in October 2017. As of August 3, 2018, seven of those payments have been made. These financial statements as of June 30, 2017, reflect the loss on impairment of equipment in the amount of $147,214 which was recognized in 2016, and the terms of the agreement finalized on July 31, 2017. In the event the terms of the new agreement are not met, freight and interest penalties may be assessed and there could be a payment due to CAT for these fees and for the deficit on the return of the equipment. Management has not made an estimate of this additional loss, if any.

In November 2015, a rental agreement for crushing equipment was entered into with Wheeler Machinery.  Effective June 6, 2018, an agreement to convert the rental equipment to a purchase contract was arrived at and the first of seven monthly payments of $39,009 was made.  As of July 31, 2018, two of those payments have been made. At the conclusion of the seven payments, the crushing equipment will be owned by the Company.

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

On July 6, 2018, the Company negotiated an arrangement for a sale of gold and silver byproduct to H & H Metals. On July 6, 2018, proceeds of $68,785 were received which represents an advance against a future sale of metals, estimated at 90% of the value of the gold and silver byproduct. A second advance in the amount of $70,700 was received on August 15, 2018 representing an advance against a future sale of metals with similar terms.

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

Historically, we have incurred net losses for the years ended December 31, 2016 and 2015 and have also incurred a loss for the six months ended June 30, 2017.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of June 30, 2017 raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption was not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2017, we continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration and operations. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016.

The operating losses of $550,709 and $902,444 for the three and six months ended June 30, 2017 as compared to the operating losses of $299,316 and $684,726 for the three and six months ended June 30, 2016 represents increased losses in the amount of $251,393 and $217,718. Other expense for the three and six months ended June 30, 2017 was $613,379 and $1,231,032 which consisted of interest and financing expense, increased by $40,726 and $108,902 as compared to the other expense amount of $572,653 and $1,122,130 for the three and six months ended June 30, 2016, due to increased interest on related party debt. The net overall increase in net loss for the three and six months ended June 30, 2017 compared to June 30, 2016 was $292,119 and $326,620.

Liquidity and Cash Flow

Net cash used by operating activities was $739,815 during the six-month period ended June 30, 2017, compared with cash used by operating activities of $677,162 during the six-month period ended June 30, 2016. This $62,653 increase in the amount of cash used in operating activities is primarily attributable to restrictions caused by insufficient working capital and reduced production.

Net cash used by investing activities was $30,702 during the six-month period ended June 30, 2017, compared to $49,847 cash used by investing activities during the six month-period ended June 30, 2016. This decrease of $19,145 in cash used by investing activities is due to the reduced investment in property and equipment.

Net cash provided by financing activities was $229,770 during the six-month period ended June 30, 2017, compared with $644,255 cash provided by financing activities during the six-month period ended June 30, 2016. The decrease of $414,485 in cash provided by financing activities during the six-month period ended June 30, 2017 was due to payments made on equipment purchase notes.

As a result of the above, cash decreased by $540,747 during the six-month period ended June 30, 2017, leaving us with a cash balance of $117,197 as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Desert Hawk Gold Corp.

	By:	/s/ Rick Havenstrite
Date: August 28, 2018		Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2018	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Chief Financial Officer
(Principal Accounting and Financial Officer)