Form 10-Q
period 2017-09-30
Desert Hawk Gold Corp.
filed 2018-08-28
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2017

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$35,369	$657,944
Inventories (Note 4)	500,000	142,921
Prepaid expenses and other current assets	137,813	132,747
Total Current Assets	673,182	933,612

INVENTORIES, non-current (Note 4)	2,748,474	2,951,011
PROPERTY AND EQUIPMENT, net (Note 5)	3,730,190	4,039,887
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,114,675	1,096,482
RECLAMATION BONDS (Note 6)	752,923	752,754

TOTAL ASSETS	$9,019,444	$9,773,746

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$642,531	$744,943
Accrued liabilities-officer and other wages (Note 12 and 13)	646,577	495,808
Interest payable - related parties (Notes 7 and 8)	280,770	192,842
Interest payable - related party (Note 10)	8,947,028	7,239,610
Convertible debt - related parties (Note 7)	1,028,000	850,000
Obligation under capital lease - related party (Note 8)	84,110	120,461
Short term note payable - related parties	-	34,500
Notes payable - equipment, current portion (Note 9)	557,010	813,818
Notes payable - related parties (Note 10)	15,554,552	14,610,492
Total Current Liabilities	27,740,578	25,102,474

LONG-TERM LIABILITIES
Asset retirement obligation (Note 11)	1,028,493	974,109
Obligation under capital lease - related party (Note 8)	-	51,714
Notes payable - equipment (Note 9)	58,734	453,276
	1,087,227	1,479,099
TOTAL LIABILITIES	28,827,805	26,581,573

COMMITMENTS AND CONTINGENCIES (Notes 6, 11, 12 and 14)

STOCKHOLDERS’ (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 444,530 shares issued and outstanding	444	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,656,603 and 13,656,603 shares issued and outstanding	13,528	13,528
Additional paid-in capital	9,131,718	9,131,718
Accumulated deficit	(28,955,189)	(25,954,655)
Total Stockholders’ (Deficit)	(19,808,361)	(16,807,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$9,019,444	$9,773,746

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

REVENUE:
Concentrate sales	$80,485	$245,873	$162,763	$1,041,006

EXPENSES:
General project costs	74,938	433,585	502,435	1,215,703
Exploration expense	-	8,960	-	18,640
Consulting	1,498	3,877	36,289	15,939
Officers and directors fees	58,000	45,000	185,537	135,000
Legal and professional	14,952	2,158	55,009	47,666
General and administrative	49,215	71,905	192,827	255,185
Abandonment of mineral property	-	137,766	-	137,766
Loss on exchange of equipment	-	-	-	51,222
Depreciation and amortization	110,954	126,016	322,182	432,005
	309,557	829,267	1,294,279	2,309,126

OPERATING LOSS	(229,072)	(583,394)	(1,131,516)	(1,268,120)

OTHER INCOME (EXPENSE)
Interest and other income	12	60	36	1,055
Interest and financing expense	(16,558)	(34,528)	(52,273)	(140,280)
Interest expense - related party	(621,440)	(468,589)	(1,816,781)	(1,485,962)
	(637,986)	(503,057)	(1,869,018)	(1,625,187)

LOSS BEFORE INCOME TAXES	(867,058)	(1,086,451)	(3,000,534)	(2,893,307)
INCOME TAXES	-	-	-	-

NET LOSS	$(867,058)	$(1,086,451)	$(3,000,534)	$(2,893,307)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.08)	$(0.22)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,656,603	13,356,603	13,656,603	13,356,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,000,534)	$(2,893,307)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	322,182	432,004
Loss on exchange of equipment	-	51,222
Accretion of asset retirement obligation	54,384	54,384
Abandonment of mineral property	-	137,766
Changes in operating assets and liabilities:
Inventories	(154,542)	(599,031)
Prepaid expenses and other current assets	(5,066)	(122,146)
Accounts payable and accrued expenses	(102,412)	234,879
Accrued liabilities - officer wages	150,769	132,692
Interest payable - related parties	87,928	67,500
Interest payable - related party	1,707,418	1,485,962
Net cash used by operating activities	(939,873)	(1,018,075)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(30,678)	(17,644)
Refund of reclamation bonds	-	674,000
Increase in reclamation bonds	(169)	(1,014)
Net cash provided (used) by investing activities	(30,847)	655,342

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment on) short term note payable	(34,500)	50,000
Proceeds from note payable - related party	944,060	1,620,000
Proceeds from convertible debt - related parties	178,000	-
Payment on note payable - related party	-	(900,000)
Payment of obligation under capital lease - related party	(88,065)	(6,680)
Payment of note payable - equipment	(651,350)	(510,619)
Net cash provided by financing activities	348,145	252,701

NET (DECREASE) IN CASH	(622,575)	(110,032)
CASH, BEGINNING OF PERIOD	657,944	132,509

CASH, END OF PERIOD	$35,369	$22,477

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with note payable - equipment	$-	$28,992
Equipment acquired under capital lease	-	185,618
Accounts payable satisfied through exchange of equipment	-	36,000

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

Production commenced and revenues of over $6,000,000 from sales of gold concentrate have been received through the period ending September 30, 2018. Ongoing undercapitalization has continued to hamper the Company’s ability to operate. The Company was working towards a reorganization and recapitalization with the trustees of the two major funds (DMRJ and PPCO) and finalized an agreement which closed on March 8, 2018. See Footnote 14. The Company has been temporarily shut down due to this development since third quarter of 2017, and is seeking further capitalization to be able to resume production in 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2017, and the results of its operations and its cash flows for the nine months ended September 30, 2017 and 2016. The operating and financial results for the Company for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating the impact of this guidance and our method of adoption.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of September 30, 2017, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. At September 30, 2017 and 2016, common stock equivalents outstanding are as follows:

	September 30, 2017	September 30, 2016

Convertible debt	3,036,498	1,092,850
Convertible preferred stock	47,211,002	47,211,002

Total	50,247,500	48,303,852

The convertible debt conversion shares include 1,815,080 and 1,092,850 shares for the periods ended June 30, 2017 and June 30, 2016, respectively, for conversion of the two notes dated November 18, 2009, along with the interest on these notes and for conversion of the two $125,000 notes dated October 2016 and the interest thereon.. On February 28, 2018, the terms of these notes were changed and the conversion feature was eliminated for the 2009 notes.

However, the diluted earnings (loss) per share are not presented because its effect would be anti-dilutive due to the Company’s recurring losses.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit and negative working capital through September 30, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - CAPITAL STOCK

Common Stock

2017 Activity

No shares of common stock were issued during the first nine months of 2017.

2016 Activity

No shares of common stock were issued during the first nine months of 2016.

Preferred Stock

2017 Activity

No shares of preferred stock were issued during the first nine months of 2017. See Note 14 – Subsequent Events, regarding the return of DMRJ Group’s equity shares as part of a reorganization with court appointed trustees.

2016 Activity

No shares of preferred stock were issued during the first nine months of 2016.

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	September 30, 2017	December 31, 2016
Ore on leach pad	$3,248,474	$3,051,766
Carbon columns in process	-0-	31,214
Dore finished goods	-0-	10,952
Total	3,248,474	3,093,932

Less: current portion	(500,000)	(142,921)

Non-current inventories	$2,748,474	$2,951,011

Inventories at September 30, 2017 are split between current and non-current based on estimated expected sales for the year ending September 30. 2018. Inventories are valued at the lower of cost or net realizable value which at September 30, 2017 is cost.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Equipment	$3,077,482	$3,046,803
Furniture and fixtures, temporary housing	6,981	6,981
Electronic and computerized equipment	52,874	52,874
Vehicles	67,115	67,115
	3,204,452	3,173,773
Less accumulated depreciation	(1,484,483)	(1,144,108)
	1,719,969	2,029,665

Kiewit property facilities	2,497,435	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,221	2,010,222

Total	$3,730,190	$4,039,887

In November 2016, five pieces of mining equipment financed by CAT Financial were returned to CAT. See Note 9.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS; RECLAMATION BONDS

Mineral properties and interests as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Initial lease fee
Kiewit, Cactus Mill and all other sites	$600,000	$600,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(301,264)	(319,457)
	514,675	496,482

Total	$1,114,675	$1,096,482

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

On July 7, 2016, the Company replaced the $1,348,000 cash reclamation bond with a surety bond for the same amount. A condition of the surety bond was the deposit of 50% of the bond amount into an escrow account with the bonding company. An escrow account was established with the bonding company and $674,000 (50% of the original cash bond) was deposited by the Company. The surety bond carries an annual bonding fee of $40,400. Total reclamation bonds posted are $752,923 and $752,754 at September 30, 2017 and December 31, 2016, respectively.

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

The Company failed to repay the loan in full on the November 30, 2012, 2013, 2014, 2015 and 2016 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. In 2014, 2015 and 2016, the stock was valued at an estimated $0.04 (total $12,000) and was accounted for as financing expense. As part of this agreement, the due date of the notes was extended each year and has now been extended to November 30, 2018. Interest was paid with shares of common stock through November 30, 2014 and was to be paid in cash thereafter. Interest has not been paid since November 2014 and accrued interest payable on these notes at September 30, 2017 and December 31, 2016 is $255,000 and $187,500 respectively. Per the terms of these notes, interest is not convertible to common stock.

On October 14, 2016, the Company issued convertible promissory notes, convertible at $0.25 per share, to its two convertible debt holders in the amount of $125,000 each (Senior Note), at 10% interest, due in full on September 30, 2018. Interest is payable on September 30, 2017 and quarterly thereafter. Accrued interest payable on these notes at September 30, 2017 and December 31, 2016 was $24,042 and $5,342, respectively. Interest on these notes is convertible to common stock.

On August 7, 2017, the convertible debt holders agreed to fund an additional aggregate of $500,000 under similar terms. These funds were to be used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. At September 30, 2017 a total of $178,000 of these funds had been advanced. The balance of the $500,000 was advanced over the next several months with the final advance dated February 9, 2018. Accrued interest payable on these notes at September 30, 2017 and December 31, 2016 is $1,730 and $0, respectively. On February 28, 2018, both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019.

On November 15, 2016, a short-term loan in the amount of $25,000 was obtained from West C Street, one of the Company’s convertible debt holders. Funds were used for operating capital. This amount was repaid to West C Street on January 18, 2017 along with accrued interest of $438.

NOTE 8 – OBLIGATION UNDER CAPITAL LEASE - RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for the purchase of mining and crushing equipment. RMH Overhead, LLC is an entity owned by the Company’s President, Rick Havenstrite. For the periods ended September 30, 2017 and December 31, 2016, equipment includes assets under capital lease amounting to $185,618 and $185,618, respectively. The lease is being amortized over the estimated useful life of the equipment. Accumulated amortization at September 30, 2017 and December 31, 2016 was $33,147 and $13,258, respectively. At September 30, 2017, the estimated future minimum lease payments under the capital lease were as follows:

Year ending September 30, 2018	$90,000

Total	90,000
Less: Implied interest	(5,890)
Net present value	84,110
Less: Capital lease obligation-current portion	(84,110)
Long-term capital lease obligation	$-0-

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	September 30, 2017	December 31, 2016
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$53,546	$73,203

Note payable to Komatsu Financial, uncollateralized, due in 12 monthly installments of $3,223, beginning in April 2016, including interest at 1.16%.	-0-	9,668
Note payable to CAT Financial, collateralized by five pieces of used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%. The equipment has since been returned to CAT. See note below.	369,762	881,894

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	182,919	282,675
Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	9,517	19,654
	615,744	1,267,094
Current portion	(557,010)	(813,818)
Long term portion	$58,734	$453,276

Principal payments are as follows for the twelve months ended September 30,
2018	$557,010
2019	58,734
Total	$615,744

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

NOTE 10 – NOTE PAYABLE - RELATED PARTY

DMRJ Group beneficially owned approximately 75% of the Company (on a fully-diluted basis) with Series A, A-2 and B preferred shares convertible to 47,211,002 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ Group. The Agreement has been modified numerous times and at September 30, 2017 operated under the Fourteenth Amendment to the Investment Agreement dated December 22, 2016. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

The total due to DMRJ Group at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
Principal, due within one year	$15,554,552	$14,610,492
Interest payable, current	8,947,028	7,239,610
	$24,501,580	$21,850,102

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At September 30, 2017, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended.

2017 Activity

At September 30, 2017, DMRJ continued to operate through the direction of its court appointed trustees (see 2016 Activity below). Funds in the amount of $944,060 were drawn from the trustees during the nine months ended September 30, 2017 to help fund ongoing expenses. See Note 14.

2016 Activity

At December 31, 2016, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended. See Note 14.

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

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and the management of the DMRJ Group. DMRJ Group would effectively own 75% of stock of the Company (on a fully diluted basis). See Note 14 – Subsequent Events.

NOTE 11 –ASSET RETIREMENT OBLIGATION

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

Changes in the asset retirement obligation for the periods ended September 30, 2017 and December 31, 2016 are as follows:

	Nine months ended September 30, 2017	Year ended December 31, 2016
Asset retirement obligation, beginning of period	$974,109	$901,597

Accretion expense	54,384	72,512
Asset retirement obligation, end of period	$1,028,493	$974,109

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 7, 8 and 10, the Company had the following related party transactions.

The Company recognized rent expense for rental of office space of $9,000 for the nine months ended September 30, 2017 and 2016, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $9,000 during the nine months ended March 31, 2017 and 2016, respectively, in addition to $4,000 in rents from prior years, leaving a total of $13,750 and $17,750 remaining in accounts payable at September 30, 2017 and December 31, 2016, respectively, which represents amounts due from prior years.

In addition, a short-term loan totaling $9,500, also for working capital, was obtained from our President, Rick Havenstrite, with draws on multiple dates in November and December 2016. This loan was repaid in full on January 3, 2017 with no interest paid.

As of September 30, 2017 and December 31, 2016, accrued compensation of $646,577 and $486,577 was due to directors and officers. Of the amounts accrued at September 30, 2017 and December 31, 2016, accrued compensation of $461,692 and $372,692 is due to Rick Havenstrite and $155,885 and $113,885 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, $29,000 and $-0- was due to other directors at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company recognized general project cost expense of $0 and $6,667, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. At both September 30, 2017 and December 31, 2016, $39,367 remains unpaid to Mr. Havenstrite. These amounts are included in accounts payable at those dates.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Mineral Property Payments

During the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period, it will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location.  In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $9,785 and $61,631 was recognized during the nine months ended September 30, 2017 and 2016, respectively, with these amounts fully paid at September 30, 2017.

A letter of default on the Clifton Shears properties dated September 19, 2016 was received by the Company with a 30-day period for curing the default. On October 17, 2016, past due royalties and the $50,000 penalty payments for each of 2015 and 2016 were paid to Clifton Mining, who then acknowledged the cure of default.

Mining severance tax in the amount of $0, based on production, was accrued at September 30, 2017.

Personal property tax due to Tooele County, Utah in the amount of $160,131 including interest and penalties, was accrued and past due at September 30, 2017. This amount due has not yet been paid.

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

Revenue

On July 6, 2018, the Company negotiated an arrangement for a one-time sale of gold concentrate to H & H Metals. On July 6, 2018, proceeds of $68,785 were received which represents an advance against a future sale of metals, estimated at 90% of the value of the gold, and silver byproduct.

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

The total due to DMRJ at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
Principal
Current	$15,554,552	$14,610,492
Long-term	-	-
Total	15,554,552	14,610,492
Interest payable
Current	8,947,028	7,239,610
Long-Term	-	-
	$24,501,580	$21,850,102

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends, except for dividends to DMRJ Group;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

At September 30, 2017, we have failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the defaults and has indicated it has no present intent to declare an event of default under the Investment Agreement.

The Thirteenth Amendment also established new minimum principal and interest payment dates beginning in June 2016 as follows:

June 30, 2016	$500,000
September 30, 2016	800,000
December 31, 2016	600,000
February 28, 2017	500,000
May 31, 2017	2,250,000
August 31, 2017	2,250,000

Total	$6,900,000

We failed to make the minimum payments due on all of the above payment dates. The Fourteenth Amendment to the Investment Agreement with DMRJ Group was entered into on December 22, 2016 and allowed for December 2016 Term Loan Advances in an amount up to $600,000. The advance was drawn in full.

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

An equity financing was initiated in September 2012 for the sale of up to 1,150,000 shares of our common stock. This offering closed December 31, 2012 with proceeds of $130,000 raised through sales of 130,000 shares of our common stock. Under the terms of this offering, stock can be converted to cash generated from the sale of gold, for a period of 12 months after commencement of operations at the Kiewit project. Proceeds from 5% of the gold produced during the first year of production will be allocated to fund this option. Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce. At September 30, 2017, conversion proceeds due to shareholders are $151,406 for all 130,000 conversion shares. Due to the redemption feature of these shares, management has concluded that the proceeds from these stock sales should be recorded as a liability and not as equity. Payment of these funds due to investors has not yet begun, due to limited cash flow, and is included in accounts payable and liabilities. The amount owed to the shareholders in excess of $1,000 per ounce for redemptions through September 30, 2017 is $21,406. This amount has been recorded as an administrative expense.

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

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $339,487, for an adjusted balance of $1,161,402. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT financial for the return of four pieces of this equipment. While the equipment will temporarily remain in the possession of Wheeler Machinery, a new payment schedule was agreed upon which requires 10 equal payments of $39,934 beginning in October 2017. As of July 31, 2018, seven of those payments have been made. These financial statements as of September 30, 2017, reflect the loss on impairment of equipment in the amount of $147,214 which was recognized in 2016, and the terms of the agreement finalized on July 31, 2017. In the event the terms of the new agreement are not met, freight and interest penalties may be assessed and there could be a payment due to CAT for these fees and for the deficit on the return of the equipment. Management has not made an estimate of this additional loss, if any.

In November 2015, a rental agreement for crushing equipment was entered into with Wheeler Machinery.  Effective June 6, 2018, an agreement to convert the rental equipment to a purchase contract was arrived at and the first of seven monthly payments of $39,009 was made.  As of August 3, 2018, two of those payments have been made. At the conclusion of the seven payments, the crushing equipment will be owned by the Company.

On February 28, 2018, the Company entered into a Stock Purchase Agreement with each of the two convertible debt holders pursuant to which the Company received $312,500 from each holder in exchange for the issuance to each of the convertible debt holders 2,250,000 shares of the Company’s Common Stock and various loan concessions on existing convertible debt.

A stock offering was initiated on February 23, 2018 for sale of common stock shares at $0.40 per share, to raise up to $1,600,000. The offering expired on June 30, 2018. At September 30, 2018 a total of 2,125,000 shares of stock have been issued and funds of $850,000 have been raised through this offering, with proceeds used for working capital in a limited re-opening of the mining operations.

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

Historically, we have incurred net losses for the years ended December 31, 2016 and 2015 and have also incurred a loss for the nine months ended September 30, 2017.

Our financial statements were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of September 30, 2017 raise substantial doubt about our ability to continue as a going concern. If the going-concern assumption was not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. During 2017, we continued to experience losses from operations. We will require additional funding to complete much of our planned mining exploration and operations. Except for potential proceeds from the sale of equity in offerings by us, the issuance of debt, and revenue from existing operations, which has been minimal, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016.

The operating losses of $229,072 and $1,131,516 for the three and nine months ended September 30, 2017 as compared to the operating losses of $583,394 and $1,268,120 for the three and nine months ended September 30, 2016 represents decreased losses in the amount of $354,322 and $136,604. Decreased losses are due to curtailment of operations in 2017 and the abandonment of mineral property which was recorded in 2016. Other expense for the three and nine months ended September 30, 2017 was $637,986 and $1,869,018, consisting of interest and financing expense, increased by $134,929 and $243,831as compared to the other expense amounts of $503,057 and $1,625,187 for the three and nine months ended September 30, 2016. The increases were due to increased interest on related party debt. These changes result in a net decreased loss for the three months ended September 30, 2017 of $219,393 and a net increased loss of $107,227 for the nine months ended September 30, 2017 as compared to the same periods ending September 30, 2016.

Liquidity and Cash Flow

Net cash used by operating activities was $939,873 during the nine-month period ended September 30, 2017, compared with cash used by operating activities of $1,018,075 during the nine-month period ended September 30, 2016. This $78,202 decrease in the amount of cash used in operating activities is primarily attributable to restrictions caused by insufficient working capital and reduced production.

Net cash used by investing activities was $30,847 during the nine-month period ended September 30, 2017, compared to $655,342 cash provided by investing activities during the nine month-period ended September 30, 2016. This increase in cash used by investing activities of $686,189 is due to the investment in property and equipment.

Net cash provided by financing activities was $348,145 during the nine-month period ended September 30, 2017, compared with $252,701 cash provided by financing activities during the nine-month period ended September 30, 2016. The increase of $95,444 in cash provided by financing activities during the nine-month period ended September 30, 2017 was due to payments made on equipment purchase notes.

As a result of the above, cash decreased by $622,575 during the nine-month period ended September 30, 2017, leaving us with a cash balance of $35,369 as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

On August 7, 2018, we entered into the Note Purchase Agreement with Ibearhouse LLC and West C Street LLC pursuant to which we issued to each of Ibearhouse and West C Street 10% Senior Secured Convertible Promissory Notes in the principal amounts of $250,000. Each of the notes accrues interest at 10% per annum and matures on July 31, 2019. Interest payments on each of the notes is deferred until August 7, 2018 and are then made quarterly until maturity. The notes may be prepaid and are convertible at the rate equal to the lesser of $0.25 per share or the price of any convertible debt or equity financing. The notes are secured by all of the assets of the Company thorough the Security Agreement.

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

Desert Hawk Gold Corp.

Date: August 28, 2018	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2018	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Chief Financial Officer
(Principal Accounting and Financial Officer)

