Form 10-K
period 2017-12-31
Desert Hawk Gold Corp.
filed 2018-10-26
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $3,784,537.

The number of shares outstanding of the registrant’s common stock on October 19, 2018, was 20,581,603.

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

Mining operations are subject to a variety of existing laws and regulations relating to exploration, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent, and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

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

During the year ended December 31, 2009, we entered into Joint Venture Agreements with the Clifton Mining Company (“Clifton Mining”), the Woodman Mining Company (“Woodman Mining”) and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah. In 2011, we entered into an agreement with DMRJ Group I, LLC, a Delaware limited liability company (“DMRJ Group”), which has subsequently been amended and eventually terminated by us, which allowed for long-term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until the agreement was assigned, assumed, and terminated by us in March 2018, while the permitting process was ongoing, and to fund operations since that time. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially completed and revenue from this heap leach operation began in October 2014 with the first sales of gold and silver.

Production commenced and revenues of $6,000,000 from sales of gold concentrate have been received through the period ended December 31, 2017. Ongoing undercapitalization has continued to hamper our ability to operate. We were working towards a reorganization and recapitalization with the trustees of the two major funds (Platinum Partners Value Arbitrage Fund L.P., a Delaware limited partnership (“PPVA”) and Platinum Partners Credit Opportunities Master Fund, LP, a Delaware limited partnership (“PPCO”)) and finalized an agreement which closed on March 8, 2018. We have temporarily ceased operations due to this development since third quarter of 2017, and are currently seeking further capitalization to be able to resume production in spring 2019.

Acquisition of Utah Mining Claims and Leases

Clifton Mining Company and Woodman Mining Company Lease Agreement

On July 24, 2009, we entered into a Joint Venture Agreement with the Clifton Mining and Woodman Mining under which Clifton Mining granted to us exclusive possession of certain patented and unpatented mining claims and an unpatented mill site claim and certain Utah state mineral leases covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. Woodman Mining also granted us the same rights in certain of these patented mining claims owned jointly with Clifton Mining. These combined interests included 419 unpatented load and placer mining claims, including an unpatented mill site claim, 38 patented claims, and seven Utah state mineral leases located on state trust lands. Under the terms of the agreement, we paid $250,000 to Clifton Mining on or about July 15, 2009. Additionally, we issued 500,000 shares of our common stock to Clifton Mining for the rights on the Kiewit gold property included in the Joint Venture Agreement.

In June 2010, the parties to the Joint Venture Agreement entered into an Amended and Restated Lease and Sublease Agreement effective as of the date of the original Joint Venture Agreement. The Amended and Restated Lease and Sublease Agreement restated and replaced the original Joint Venture Agreement. The amended and restated agreement provides for the lease to us of the patented and unpatented claims, including the mill site, and the sublease of the state mineral leases. The amended agreement also grants to us the right to enter onto the land to conduct our exploration activities, the right to make reasonable use of the surface of the properties for these activities, the right to transport on and across the surface of the properties any mineralized material, and the right to destroy so much of the surface and subsurface as may be reasonably necessary to carry out the purposes of the agreement. The term of the amended agreement is for 20 years from its effective date and for so long as we continue to produce and sell mineralized material or mineral resources from the property, unless sooner terminated as provided in the amended agreement. We do not have the right to assign, sublease or otherwise transfer our interest in the amended agreement without the prior written consent of Clifton Mining as to the properties owned by it and without the prior written consent of Woodman Mining as to the properties owned by it. Nevertheless, we may mortgage or pledge our leasehold interest in the Kiewit Claims and the Cactus Mill Property for purposes of financing exploration, development and mining operations, but we cannot otherwise encumber the property without the written consent of Clifton Mining.

Under the terms of the amended and restated agreement we are required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  We are also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period, we will be required to make annual non-performance payments to Clifton Mining in the amount of $50,000 per location.

On June 30, 2012, we entered into an arrangement with Clifton Mining Company and Woodman Mining to delay certain payments required pursuant to the terms of the amended and restated agreement and to extend the declaration date for claims to be voluntarily released under the agreement.

The Kiewit property was in production in 2015 and 2016 so the holding fee payment did not apply to this property. Royalty expense of $9,785 was recognized during the year ended December 31, 2017. Royalties were fully paid in 2017.

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

Moeller Family Trust Lease Agreement

On July 24, 2009, we entered into a Joint Venture Agreement with the Jeneane C. Moeller Family Trust (the “Trust”) under which the Trust granted to us exclusive possession of four patented mining claims covering lands in the Gold Hill Mining District located in Tooele County, Utah, for exploration, development and mining, and the right to occupy the properties and to explore, develop and mine the properties for minerals. These properties are known as the Yellow Hammer claims. Under the terms of the agreement, we issued 250,000 shares of our common stock for the rights granted to us in the agreement.

In June 2010, the parties to the Joint Venture Agreement entered into an Amended and Restated Lease Agreement effective as of the date of the original Joint Venture Agreement. The Amended and Restated Lease Agreement restated and replaced the original Joint Venture Agreement. The amended and restated agreement provides for the lease to us of the patented Yellow Hammer claims. The amended and restated agreement also grants us the right to enter onto the land to conduct our exploration activities, the right to make reasonable use of the surface of the properties for these activities, the right to transport on and across the surface of the properties any mineralized material, and the right to destroy so much of the surface and subsurface as may be reasonably necessary to carry out the purposes of the agreement. The term of the amended and restated agreement is for 20 years from its effective date and for so long as we continue to produce and sell mineralized material or mineral resources from the property, unless sooner terminated as provided in the amended and restated agreement. We do not have the right to assign, sublease or otherwise transfer our interest in the amended and restated agreement without the prior written consent of the Trust. Nevertheless, we may mortgage or pledge our leasehold interest in the Yellow Hammer claims for purposes of financing exploration, development and mining operations, but we cannot otherwise encumber the property without the written consent of the Trust.

A letter of default was received from the Trust in September 2016 demanding the past due non-performance payment for the Yellow Hammer property. The payment was not made and the property was returned to the Trust. The mineral property lease, in the amount of $175,000, less accumulated amortization of $37,214, was recognized as a loss on abandonment in the amount of $137,766 at December 31, 2016. The Yellow Hammer site was reclaimed with completion and acceptance by DOGM, early in 2017.

DMRJ Group Investment Agreement

On July 14, 2010, we entered into an Investment Agreement (the “Investment Agreement”) with DMRJ Group. Under the terms of the Investment Agreement, DMRJ Group committed to loan us up to $6,500,000 under certain terms and conditions. These terms and conditions have been modified several times over the course of the loan. Initially, these loan advances could only be used by us to pay transaction fees and expenses incurred in connection with the loan transaction, to purchase certain mining equipment, and as working capital to advance our Yellow Hammer and Kiewit mining activities. The maximum amounts originally allocable to our Yellow Hammer and Kiewit projects were $2,500,000 and $2,750,000, respectively, and were subject to meeting certain milestones on the projects. The balance of the funds borrowed from DMRJ Group could be used for capital and operating expenses. Under the original loan agreement, we received five loan advances from DMRJ Group for $500,000 each for an aggregate of $2,500,000, plus an aggregate of $441,176 in prepaid interest paid to DMRJ Group. From the date of the Investment Agreement until termination, we entered into a total of 14 separate amendments to the Investment Agreement which included advances to us totaling an aggregate $14,089,060.

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

Effective December 22, 2016, we agreed to the terms of the Fourteenth Amendment to the Investment Agreement with DMRJ Group. The amendment provided for an additional term loan advance in the amount of $600,000. As part of the amendment, upon receipt of the entire term loan advance of $600,000, DMRJ Group agreed to transfer to PPCO shares of our Series B Convertible Preferred Stock in the aggregate amount that, when converted, equal twenty 20% of the fully diluted capital stock of the Company. In the event that we paid back the $600,000 by March 22, 2017, PPCO would keep all of the transferred Preferred Stock; however, since we were unable to pay the $600,000 by March 22, 2017, an amount representing one half of the transferred Series B Convertible Preferred Stock (10% of the fully diluted capital stock of the Company) was to be returned to DMRJ Group.

On October 14, 2016, we issued 10% Senior Secured Convertible Promissory Notes to Ibearhouse and West C Street in the amount of $125,000 each, which mature on September 30, 2018. Interest was payable on September 30, 2017 and is payable quarterly thereafter. As part of the issuance of these notes, DMRJ Group, PPVA, and PPCO collectively agreed to subordinate to these debt holders their collective collateral interest in the notes, the principal and accrued but unpaid interest on the existing convertible debt and the amounts due to the convertible debt holders under the provisions of the gold loan redemption program.

In the third quarter of 2016, control of the management of DMRJ Group was given to court appointed trustees of the two major funds of Platinum Partners, PPVA and PPCO. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a complaint (the “Complaint”) against defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and management of the DMRJ Group, charging defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. At the time, DMRJ Group effectively owned 77% of stock of the Company (on a fully diluted basis). Funds in the amount of $944,060 were drawn from the trustees during the first two quarters of 2017 to help fund ongoing expenses.

For most of 2017 and, until an agreement was finalized in 2018, we were working towards a reorganization and recapitalization with the trustees of the two funds and finalized the Assignment and Assumption Agreement dated February 13, 2018. Pursuant to this agreement, all of the debt owed by us to DMRJ Group and its related affiliates was assigned to and was assumed by us and the debt was terminated. All of the equity of the Company owned by DMRJ Group and its related affiliates was returned to us (and subsequently cancelled) in exchange for $625,000. Ibearhouse and West C Street agreed to fund this payment in full, and they also agreed to certain concessions on their outstanding notes with us, in exchange for 4,500,000 shares of our Common Stock. All signatures from the court appointed trustees, and funding by us, have been received and the agreement was closed on March 8, 2018. Due to this development, our mining operations have been temporarily shut down since third quarter of 2017 but, if financing is successfully secured, we plan on commencing full mining operations in spring of 2019.

Operations

On January 7, 2014, we received final approval from the BLM of the Kiewit Large Mine Permit which allowed us to develop the Kiewit deposit and put it into production. Development began in February 2014. Construction at the site was funded with a total of $5,500,000 in loan advances pursuant to the Investment Agreement with DMRJ Group, which was under the budgeted amount of $5,700,000. Revenue from this heap leach operation began in October 2014 with the first sales of gold and silver. Revenues of approximately $6,000,000 have been received by us from sales of gold concentrate through the period ended December 31, 2017. Due to financial constraints, we are currently leaching and processing but not mining or crushing. If funding is secured, we plan to recommence full mining operations and exploration activities in spring 2019.

All production functions of the heap leach mining operation and the carbon column process system are performed by us, including mining and crushing. Final metals refining is performed by others at off-site locations.

Distribution, Sales, and Raw Materials

We currently sell our products solely to Asahi through a sales agent. We use several raw materials such as cyanide, caustic, and limestone, in processing and we are not dependent upon any single supplier for our raw materials. We also currently are dependent upon one customer for our product although other customers are available.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2017 annual maintenance fees and mineral lease fees payable to the BLM on our unpatented claims were $53,771 and this amount was paid in full by the end of 2017. The required affidavit was filed with the Tooele County Recorder on August 21, 2017. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Personal property tax levied by the state and collected by the local county have been assessed and are due at December 31, 2107 in the amount of $24,859 for 2017 and $162,581 including interest and penalties for 2016 and prior years, and were payable on November 30 of each year. These amounts have not yet been paid and continue to accrue interest and penalties. We anticipate that the annual maintenance fees and personal property taxes will not significantly increase in 2018 over the 2017 amounts. The property may be subject to tax sale if these amounts are not paid by November 30, 2020 and we could lose the property.

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

Employees

At October 23, 2018, we had two full-time and three part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or 50 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, on a part-time basis, as our Treasurer and Principal Financial and Accounting Officer. Mr. and Mrs. Havenstrite have accrued all of their wages throughout part of 2012, all of 2013 and the first month of 2014. In 2015, wages for these two were partially paid and partially accrued. Wages in 2016 and 2017 were also accrued and unpaid. At December 31, 2016 and 2017, respectively, accrued officer wages totaled $486,577 and $665,577, respectively. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. The remaining employees work at our Gold Hill project site.

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

Our property is comprised of patented and unpatented lode claims created and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented lode claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt and our claims subject to challenge. If we discover mineralization that is close to the claims boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals. This uncertainty leaves us exposed to potential title suits. Defending any challenges to our property title will be costly and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title, nor do we intend to carry title insurance in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Gold Hill Projects

Overview

We hold leasehold interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented mining claims, of which 246 are lode claims, and one is an unpatented mill site claim. This includes 42 patented claims, and three Utah state mineral leases located on state trust lands, all covering approximately 12 square miles. We also hold two Utah state mineral leases located on state trust lands. We have assembled all our claims and leases in this district to create a sizeable, contiguous property package on which to conduct regional-scale exploration. Therefore, we intend to maintain our leasehold interest in the remaining mining claims for future exploration, if warranted.

During the year ended December 31, 2009, we entered into a Joint Venture Agreement with the Trust for the lease of the Trust’s Yellow Hammer property in the Gold Hill Mining District of Utah. Pursuant to the agreement, if we did not place the Yellow Hammer property into commercial production within a three-year period we would be required to make annual penalty payments to the Trust of $50,000. The Yellow Hammer property operated for several months in 2011. Under the terms of the Joint Venture Agreement, we were required to pay a 6% net smelter royalty on the production of base metals and a net smelter royalty on gold and silver based on a sliding scale of between 2% and 15% based on the price of gold and silver, as applicable. There were no sales and no royalty expense on this property in 2017 or in 2016. This property has been fully reclaimed with reclamation approval received by the State of Utah and the property has been released back to the Trust.

Also, during the year ended December 31, 2009, we entered into a Joint Venture Agreement with Clifton Mining and Woodman Mining for the lease of their property interests in the Gold Hill Mining District of Utah. Under the terms of the agreement, we are required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable. We are also required to pay a 6% net smelter return on any production from the Kiewit gold property. Additionally, if we do not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period, we will be required to make annual penalty payments to Clifton Mining in the amount of $50,000 per location. The Cane Springs property penalty payment was not made in 2013 and this claim was released back to Clifton Mining at that time. Non-performance payments in the amount of $50,000 per year for the Clifton Shears-Smelter Tunnel property were not made by the due dates in 2015 or 2016 but were later paid (in 2016) for each of the two years for that property. The Kiewit property began production in 2014 and no penalty payments were due on that property for 2015 – 2017.

On January 6, 2014, we obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining. We constructed a 750,000 square foot heap leach facility and a carbon column process plant near the Kiewit site to accommodate the disseminated gold material from the Kiewit project. Construction was substantially complete by September 2014. On July 7, 2016, we replaced the $1,348,000 cash reclamation bond with a surety bond in the same amount. A condition of the surety bond was the deposit of 50% of the bond amount ($674,000) into an escrow account with the bonding company. The surety bond carries an annual bonding fee of $40,400, which is expensed as a financing fee. Total reclamation bonds posted at December 31, 2017 and December 31, 2016 are $753,054 and $752,754, respectively, which consists of the above escrowed amount along with certificate of deposits held with the State of Utah for the remaining bonds on the property, including exploration bonds.  Subsequent to year end, the Company became aware that the bonding company had inappropriately released the escrowed funds to another unrelated company. On September 28, 2018, the bonding company redeposited the $674,000 in escrow for the benefit of the Company.

We have commenced extraction of mineralized material from the Kiewit lode claims and we earned gross revenue in 2017 in the amount of $162,762 with limited production. Royalties and mining severance tax based on production were due to Clifton Mining Company and the State of Utah, respectively, beginning in November 2014 and initial payments have been made. Severance tax and royalties have been paid on revenue through December 2017. Our first metal sales from the Kiewit property occurred in October 2014. Due to ongoing financial problems associated with our lender, DMRJ Group, we suspended operations in the fall of 2017. After terminating our agreement with DMRJ Group in March of 2018, we are working towards restarting operations later in 2018.

We do not have any current plans to conduct material exploration activity on the remaining Utah claims until and unless we are able to generate revenue from planned activities on our Kiewit project claims. At this time, we do not consider these additional claims to be material to our current operating plan.

Project Location and Access

The Gold Hill Mining District is located in the Gold Hill and the Clifton 7½ minute quadrangles in western Utah. The district includes the north end of the Deep Creek Mountains, one of the nearly north-south ranges that are common in the Great Basin. On the east and north, the mountain area is separated by gravel slopes from the flat plain of the Great Salt Lake Desert, and on the west, it is bounded by the Deep Creek Valley and groups of irregular low hills. It is approximately 190 miles west-southwest of Salt Lake City, Utah, and approximately 56 miles south southeast of Wendover, Utah. The project is reached by taking Alternate 93A south from Wendover approximately 28 miles and turning east on to the Ibapah Highway, a paved two-lane road. Approximately 17 miles east is a maintained two-lane county road which provides access to the property approximately 11 miles southeast to the town of Gold Hill, Utah. Each of the claims and the mill site are accessible by dirt roads maintained year-round by us and Tooele County. Access to the property is maintained all year and we likewise intend to maintain roadways between the mining claims, the mill site and paved roads all year.

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

Title to the Claims

There are significant differences between the ownership rights associated with patented mining claims and those associated with unpatented mining claims. The granting of a patent is a relinquishment by the United States of its ownership of the land patented, and is the origin of private ownership of such land. Thus, the owner of a patented mining claim has a fee simple title to the mining claim so patented. The original locator and each subsequent owner of an unpatented mining claim, on the other hand, has only “possessory” title which is dependent upon maintaining possession and is subject to a paramount title of the United States. A mining claim locator’s possessory right is established by the physical act of “location” of an unpatented mining claim for minerals such as gold and silver on un-appropriated public land that is open to mineral location and remains valid so long as the unpatented mining claim is maintained in compliance with the Mining Law of 1872, as amended, and other federal and state laws and regulations. Such laws and regulations require a mineral discovery, the making of the mining claim on the ground in a specific way, and the making of annual payments to the U.S. Department of the Interior, Bureau of Land Management, referred to herein as the BLM, in order to maintain the unpatented mining claim. Because possessory title is dependent upon the factual basis of these requirements, a determination that appropriate documents have been recorded in the county in which the mining claim is located and filed with the BLM does not ensure valid possessory title.

A valid unpatented mining claim may be held indefinitely, and the mineral deposit mined without obtaining a patent from the United States. There is no requirement that royalties be paid to the United States for minerals produced from unpatented mining claims. However, proposals repeatedly have been introduced into Congress that would substantially modify the Mining Law of 1872 which could require, among other things, the payment of royalties to the United States.

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

Exploration Plans

Development of processing activities on the Kiewit Claims was completed in 2014. Set forth below is a brief discussion of the material plans relating to these projects:

Kiewit Gold Claims. Based on prior exploration work performed by Dumont Nickel between 2004 and 2006, management believes that mineralized material located on the Kiewit claims is a highly oxidized, highly fractured, highly disseminated and cyanide amenable hydrothermal gold deposit, with very minimal silver occurrences with the gold. Independent metallurgical testing by McClelland Laboratories in Reno, Nevada, has shown recoveries of 70% of gold are achievable with very low reagent consumptions but with the need for very fine crushing. We are mining and crushing material and are using a cyanide heap leach operation to recover gold and silver. Mining, haulage operations, and placement of the material on the leach pad are performed in-house as is crushing. The claims are located approximately 3,000 feet northeast of the leaching facility. Permitting for this project was received in January 2014 and the reclamation bond was posted in February 2014. Development of the heap leach pad and process facility is complete with production of gold realized beginning in fourth quarter of 2014.

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

Set forth below is a summary of the status of the permitting process for the various segments of the project:

Cactus Mill Site: We currently hold a Large Mining Operations Permit from DOGM for the pilot plant which allows flotation and gravity concentration. This permit was granted in October 1995 to Ivanhoe Joint Venture and was ultimately assigned to us on April 6, 2009. We have also entered into a Reclamation Contract with the Division which was originally effective August 9, 2002 and transferred to us on April 6, 2010. We have also posted a reclamation bond in the amount of $42,802 for this project with DOGM. Mineralized material for this pilot plant was generated exclusively from the Yellow Hammer claims under the above–referenced Small Mining Operations Permit. Operations at this plant are currently suspended. This mill is suitable for processing of other ores in the district including those of the Clifton Shears-Smelter Tunnel property.

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

Offices and Other Facilities

Our corporate office is located in Reno, Nevada and Mr. Havenstrite, our President, operates from this office and also works on site at our mining property in Tooele County, Utah. Monthly rent for the office space in Reno is $1,000. Financial and engineering activities are performed in this office and rent includes use of the business equipment and supplies needed to perform these functions. This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by Mr. Havenstrite. Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time. Because of limited cash resources, these rents accrued in 2013 and the first two months of 2014 rather than being paid. Beginning March of 2014 through December 31, 2017, the rents were paid as charged with the exception of four months. Total accrued and unpaid rent for office space in Reno, Nevada at December 31, 2017 is $16,750, which includes $3,000 in unpaid rent from 2016 and $13,750 due from prior years.

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

Unregistered Sales of Securities

On August 7, 2017, we entered into 10% Senior Secured Convertible Promissory Notes with each of West C Street and Ibearhouse in the principal amounts of $250,000. The notes are senior and secured by all of the assets of the Company. As a provision of these notes, the due date of all three notes, for each debt holder, and the accrued interest for each was extended to May 31, 2019. In addition, the interest rate for the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2012 was reduced from 15% to 10%.

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

Holders

At September 12, 2018, we had 645 holders of our common stock. The number of record holders was determined from the records of our transfer agent and our internal records and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Pacific Stock Transfer Co., Las Vegas, Nevada, to act as the transfer agent of our common stock.

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

We were originally incorporated in the State of Idaho on November 5, 1957. For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations. In 2008, we changed our corporate domicile from the State of Idaho to the State of Nevada. In May 2009, we raised funds to recommence mining activities. In July 2009, we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah. We hold leasehold interests within the Gold Hill Mining District consisting of 247 unpatented mining claims, including an unpatented mill site claim, 42 patented claims; and two Utah state mineral leases located on state trust lands, all covering approximately 12 square miles. From these claims we have centered our exploration activities on the Kiewit, the Rainbow Hill, the Lucy L, Oquirrh Springs, the Rustler and the Frankie sites. We are currently seeking funding to re-commence our mining operations.

Results of Operations for the Years Ended December 31, 2017 and 2016

During the years ended December 31, 2017 and 2016, we had net losses of $3,960,634 and $4,054,273, respectively. This represents a decreased net loss of $93,639 for the year ended December 31, 2017. The decrease in net loss for the year ended December 31, 2017 is generally attributable to a reduction in operations due to insufficient working capital.

Liquidity and Cash Flow

Net cash used by operating activities was $1,074,188 during the year ended December 31, 2017, compared with $1,364,261 cash used during the year ended December 31, 2016. The decrease in cash used by operating activities of $290,073 is primarily attributable to the reduction in operating revenues and a reduction in inventories through sales.

Net cash used by investing activities was $30,976 during the year ended December 31, 2017, compared to cash provided by investing activities of $613,620 during the year ended December 31, 2016. The decrease in cash of $644,596 used by investing activities is attributable to the refund received in 2016 when the cash reclamation bond was partially traded for a surety bond. Net cash provided by financing activities was $451,432 during the year ended December 31, 2017, compared with $1,276,076 during the year ended December 31, 2016. This decrease of $824,644 is primarily a result of decreased borrowing from DMRJ Group.

As a result, cash decreased by $653,732 during the year ended December 31, 2017, leaving us a cash balance of $4,212 as of December 31, 2017, as compared to an ending cash balance of $657,944 as of December 31, 2016.

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

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered. We record ore on leach pad, solution in carbon columns in process and gold doré (fully processed gold held at a refinery), at average production cost per gold ounce, less provisions required to reduce inventory to net realizable value. Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, equipment, and mineral properties; and mine administrative expenses. Revenue from the sale of silver is accounted for as by-product and is deducted from production costs. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2017, we had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with limited refinements based on actual results.

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

Reclamation and Remediation

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. We use assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on our current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation, we used a credit adjusted risk-free interest rate of 8% - 10% and projected mine lives of 5 - 12 years, depending on the site. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. At December 31, 2017 and 2016, Asset Retirement Obligations total $1,046,621 and $974,109, respectively, for all of our Gold Hill properties.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of December 31, 2017, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, due to financial considerations, we were unable to timely file this annual report on Form 10-K and, thus, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 13, 2017, John P. Ryan resigned as Chief Financial Officer of the Company. In connection with the resignation of Mr. Ryan, there were no disagreements with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of October 1, 2018 the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Howard Crosby	65	Director, Chairman	2016	Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He served as a director of White Mountain Titanium Corporation from 2004 until March of 2016. Both Independence Resources and White Mountain Titanium were previously reporting companies with the SEC. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc., an SEC reporting issuer. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975. Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board of Directors.

Rick Havenstrite	60	Director, President and Chief Executive Officer	2009	Mr. Havenstrite has served as our President since April 2009 and as Chief Executive Officer since April 2017, and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner and president of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, a exploration mining company, as vice-president of operations on the Milford Copper Project; from 1992 until 1996 he was general manager of Nevada operations for Arimetco Mining Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Newmont Minerals, a small gold mining company, as manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, as the mine manager and superintendent on the Alta Gold Buckskin Mine and the Robison Mine in Nevada; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in Mining Engineering from the University of Reno, Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

John P. Ryan	56	Director	2017	Mr. Ryan has been an active entrepreneur in the resources sector for over twenty years. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources. High Plains Uranium, U.S. Silver Corporation, and Western Goldfields, Inc. He is also a director of Mineral Mountain Mining and Milling Company which is a reporting company with the SEC. Mr. Ryan has extensive executive experience and provides our Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan has acted as a professional Director in a number of cases of turnaround and/or distressed company scenarios as detailed further in this filing. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law. We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2017, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

Officers are to be elected by the Board of Directors at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Involvement in Certain Legal Proceedings

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of PPVA and PPCO. On December 19th, 2016, the SEC filed the complaint against defendants Platinum Management, PPCO, and management of the DMRJ Group, charging the defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group owned approximately 77% of stock of the Company (on a fully diluted basis).

We were working towards a reorganization and recapitalization with the trustees of the two funds and finalized an agreement which closed on March 8, 2018. Pursuant to this agreement, all of the debt owed by us to DMRJ Group and its related affiliates was assigned to and was assumed by us and the debt was terminated. All of the equity of the Company owned by DMRJ Group and its related affiliates was returned to us (and subsequently cancelled) in exchange for $625,000. Ibearhouse and West C Street agreed to fund this payment in full, and they also agreed to certain concessions on their outstanding notes with us, in exchange for 4,500,000 shares of our Common Stock. All signatures from the court appointed trustees, and funding by us, have been received and the agreement was closed on March 8, 2018.

John P. Ryan was formerly the Chief Executive Officer and a Director of Independence Resources Plc, a United Kingdom Plc. Mr. Ryan served in these capacities from May 2009 until November 2016. Independence Resources had been inactive since 2013 and has been low on funding. Although Independence Resources filed an audit report for the period ended December 31, 2013, the company had insufficient funds to pay its auditor for the audit that had been completed in 2013. As a result, in June, 2015, Independence Resources was unable to complete and file its audit that was due for December 31, 2014. In May, 2016, Mr. Ryan was personally prosecuted in the United Kingdom for failure to file the report for the period ended December 31, 2014. Mr. Ryan pled guilty to the charge, as there was no defense since, in fact, the statements had not been filed. In January, 2017, after having raised sufficient funds to pay the auditor its past balance owing and a retainer for additional work, Independence Resources was able to file the annual audited financial statements for the periods ended December 31, 2014 and December 31, 2015. Because Mr. Ryan left Independence prior to the end of 2016 Mr. Ryan believes he has no further personal responsibility for preparation of any additional financial reports of Independence as required by United Kingdom law.

Mr. Ryan joined the Board of Directors and assumed the offices of President and CEO of Sterling Mining Company in January, 2009. Sterling Mining, at that time, was in severe financial distress. Mr. Ryan had joined Sterling Mining with the intent to turn Sterling around and keep it from having to file a bankruptcy petition; however, severe pressure from existing creditors including a receivership petition in Idaho State Court led Sterling Mining to file Chapter 11 bankruptcy in March, 2009. Subsequently Mr. Ryan assisted the newly appointed Debtor-in-Possession Trustee with finding a buyer for the Sunshine Mine, the main asset of Sterling Mining, which resulted in full or substantial payments to all creditors and former employees of Sterling.

Mr. Ryan joined Premium Exploration, Inc. in September, 2013. At the time Mr. Ryan joined Premium Exploration, it was in financial distress. Premium Exploration filed a Chapter 11 bankruptcy in August, 2015. Mr. Ryan was successful as a Debtor in Possession Trustee in finding a buyer for a portion of the assets of Premium which resulted in the case being dismissed from bankruptcy in April, 2016.

Mr. Ryan joined the board of directors of Northstar Offshore Group LLC in September, 2016. At the time of joining the Northstar Board, Northstar was in distress and was in an involuntary bankruptcy which had been pursued by two of the primary creditors of the company. Northstar filed a voluntary Chapter 11 reorganization in October, 2016 and undertook an asset sale and successful reorganization which was confirmed by the bankruptcy court in August, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $		All Other Compensation $		Total $
Howard Crosby, former CEO(1)	2017	60,000		-0-		60,000
	2016	20,000		-0-		20,000
Rick Havenstrite, President and CEO	2017	120,000	(2)	12,000	(3)	132,000
	2016	120,000	(2)	12,000	(3)	132,000

(1)	Mr. Crosby served as our CEO until April 6, 2017, upon which time he was replaced by Rick Havenstrite.
(2)	Mr. Havenstrite’s 2017 compensation consists of $120,000 in base salary (of which $120,000 was accrued and unpaid, other than $1,000, as of December 31, 2017). Mr. Havenstrite’s 2016 compensation consisted of $120,000 in base salary, which was also accrued and unpaid.
(3)	Mr. Havenstrite received $12,000 in 2017 and 2016, respectively (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada. The total accrued and unpaid rent for office space at December 31, 2017 for RMH Overhead (Mr. Havenstrite) is $16,750.

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

During 2017 and 2016 we paid Mr. Havenstrite a salary of $10,000 per month, all except $1,000 of which was accrued rather than paid. At December 31, 2017, accrued wages payable to Mr. Havenstrite are $491,692.

We have agreed to pay Mr. Crosby $5,000 per month for director fees, all of which has been accrued and unpaid.

Equity Awards

As of December 31, 2017, there were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officers.

Compensation of Directors

During the year ended December 31, 2017, no compensation was paid to our directors, excluding the named executive officer whose total compensation is set forth in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of September 12, 2018, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	5,162,066	(2)	23.92%
Howard Crosby 1290 Holcomb Ave. Reno, NV 89502	1,000,000	(3)	4.63%
John P. Ryan 1290 Holcomb Ave. Reno, NV 89502	600,000	(4)	3.74%
Executive Officers and Directors as a Group (3 Persons)	6,962,066		29.76%
Eric Moe 8305 N. Colton Place Spokane, WA 99208	1,080,400		5.25%
H&H Metals Corp. 509 Madison Ave., Ste. 1902 New York City, NY 10022	1,250,000		6.07%
Ibearhouse, LLC Kelley Price 7806 NE 10th Street Medina, WA 98039	5,293,949	(5)	23.78%
West C Street, LLC Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	5,293,949	(6)	23.78%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of September 12, 2018, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. At September 12, 2018, we had 20,581,603 shares outstanding.

(2)	Includes 25,000 shares held by Mr. Havenstrite’s wife, Marianne Havenstrite. Also includes options to purchase 1,000,000 shares of the Company’s Common Stock exercisable at $0.40 per share which terminates February 23, 2023.

(3)	Includes options to purchase 1,000,000 shares of the Company’s Common Stock exercisable at $0.40 per share which terminates February 23, 2023.

(4)	Includes options to purchase 200,000 shares of the Company’s Common Stock exercisable at $0.40 per share which terminates February 23, 2023.

(5)	Kelley Price has sole voting and investment power over these shares. Includes 1,683,596 shares issuable upon the conversion of outstanding notes.

(6)	Richard Meadows has sole voting and investment power over these shares. Includes 1,683,596 shares issuable upon the conversion of outstanding notes.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, there are no equity Compensation Plans in effect.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Under the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2010 (the “Notes”), as corrected, between the Company and West C Street and Ibearhouse (the “Note Holders”), an agreement was made with the Note Holders to begin paying the monthly interest pursuant to the Notes in stock rather than cash. 150,000 shares were issued to each of the Note Holders on each of November 30, 2017, 2016 and 2015 as penalty shares in connection with the extensions of the due dates of the Notes for two, one-year periods. Effective December 1, 2014, interest is to be paid in cash and is currently accruing. Accrued interest payable for the Notes at December 31, 2017 is $277,502. Per the terms of these notes, interest on these notes is not convertible.

Effective February 28, 2018, we entered into amendments to the Notes pursuant to which no interest is payable until May 31, 2019, the interest rate on the Notes was changed to 10%. The Note Holders also waived past defaults under the Notes of non-payment of past-due interest payments.

Effective February 28, 2018, we entered into a Stock Purchase Agreement (the “SPA”) with Ibearhouse and West C Street pursuant to which we sold 2,250,000 shares of our Common Stock to each of Ibearhouse and West C Street for an aggregate of $625,000. In addition to the payment of an aggregate of $625,000, the purchasers each waived conversion rights on the Notes so that the Notes are no longer convertible into shares of our Common Stock. In addition, the purchasers each waived acceleration of the Notes until May 31, 2019.

On October 14, 2016, the Company entered into 10% Secured Convertible Promissory Notes with each of the Note Holders in the principal amounts of $125,000. The notes are secured by all of the assets of the Company. Interest payments on the notes are deferred until May 31, 2019 and the notes mature on May 31, 2019. The notes are convertible by the holders at any time prior to maturity at the lesser of (i) $0.25 per share; or (ii) the price of any convertible debt or equity funding (including the purchase of DMRJ Group’s interest by any third party. Accrued interest payable for the Notes at December 31, 2017 is $30,342. Per the terms of the notes, interest on these notes is convertible to common stock.

On August 7, 2017, the each of the Note Holders funded an additional aggregate of $500,000 under similar terms. These funds were used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018 both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019. Accrued interest payable for the Notes at December 31, 2017 is $9,592. Per the terms of the notes, interest on these notes is convertible to common stock.

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

On July 14, 2010, we entered into an Investment Agreement with DMRJ Group under which they agreed to provide loans of up to $6,500,000. This agreement has been amended several times and was eventually terminated. As part of these agreements, DMRJ Group had the right to place two individuals on our Board of Directors and, as a result of the issuance of Preferred Shares to DMRJ Group, DMRJ Group could have controlled a majority of the outstanding votes of the Company.

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

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the SEC filed the complaint against defendants Platinum Management, PPCO, and management of the DMRJ Group, charging defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. DMRJ Group owned 77% of stock of the Company (on a fully diluted basis). Funds in the amount of $944,060 were drawn from the trustees during the first two quarters of 2017 to help fund ongoing expenses.

For most of 2017 and, until an agreement was finalized in 2018, we were working towards a reorganization and recapitalization with the trustees of the two funds and finalized the Assignment and Assumption Agreement dated February 13, 2018. Pursuant to this agreement, all of the debt owed by us to DMRJ Group and its related affiliates was assigned to and was assumed by us and the debt was terminated. All of the equity of the Company owned by DMRJ Group and its related affiliates was returned to us (and subsequently cancelled) in exchange for $625,000. Ibearhouse and West C Street agreed to fund this payment in full, and they also agreed to certain concessions on their outstanding notes with us, in exchange for 4,500,000 shares of our Common Stock. All signatures from the court appointed trustees, and funding by us, have been received and the agreement was closed on March 8, 2018.

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which terminate February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;
●	Howard Crosby – 1,000,000 options;
●	John Ryan – 200,000 options; and
●	Linde Havenstrite – 200,000 options.

Independent Directors

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the NYSE American (formerly known as the American Stock Exchange and more recently the NYSE MKT) to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that John P. Ryan would be considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2017 and 2016 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2017	$34,703
2016	$33,343

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state income tax returns. In 2017 and 2016, we were billed $-0- and $-0- for income tax preparation work for federal and state tax returns for 2014. Income tax returns have not yet been filed for 2014, 2015, 2016 or 2017. We do not expect any tax liability for any of the unfiled years.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2017 and 2016 we were not billed for other services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1 & 10.1	Agreement and Plan of Merger dated December 30, 2009, with Blue Fin Capital, Inc.	S-1	333-169701	2.1/10.1	9/30/10
3.1	Amended and Restated Articles of Incorporation	S-1	333-169701	3.1	9/30/10
3.2	Certificate of Designation for Series A Preferred Stock	S-1	333-169701	3.2	9/30/10
3.3	Amendment to Certificate of Designation for Series A Preferred Stock	8-K	333-169701	4.2	2/25/14
3.4	Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	3.1	5/9/11
3.5	Amendment to Certificate of Designations for Series A-1 and A-2 Preferred Stock	8-K	333-169701	4.3	2/25/14
3.6	Certificate of Designations for Series B Preferred Stock	8-K	333-169701	4.1	2/25/14
3.7	Amendment No. 1 to the Certificate of Designations for the Series B Preferred Stock	8-K	333-169701	3.1	9/16/15
3.8	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
4.1	Registration Rights Agreement dated May 3, 2011	8-K	333-169701	4.1	5/9/11
4.2	2018 Stock Incentive Plan					X
10.2	Amended and Restated Lease and Sublease Agreement effective July 24, 2009, with Clifton Mining Company and Woodman Mining Company	S-1	333-169701	10.3	9/30/10
10.3	Contract Assignment and Surety Transfer Agreement dated September 30, 2009, with Clifton Mining Company	S-1	333-169701	10.4	9/30/10
10.4	Amended and Restated Lease Agreement effective July 24, 2009, with Moeller Family Trust	S-1	333-169701	10.5	9/30/10
10.5	Security Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1	333-169701	10.8	9/30/10
10.6	Amended Loan Agreement dated July 14, 2010, with West C Street LLC and Ibearhouse, LLC	S-1	333-169701	10.11	9/30/10
10.7	Amended and Restated 15% Convertible Promissory Note dated July 14, 2010 with Ibearhouse, LLC, as corrected	8-K	333-169701	99.2	12/28/12
10.8	Ibearhouse Amendment to Amended and Restated Convertible Promissory Note, as corrected	8-K	333-169701	99.2	1/8/14
10.9	Share Conversion Agreement dated September 11, 2013	10-K	333-169701	10.15	4/16/13
10.10	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.11	Consulting Agreement dated December 28, 2009 with Stuart Havenstrite	S-1	333-169701	10.17	9/30/10
10.12	Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.6	11/12/10
10.13	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.14	Amendment dated November 8, 2010 to Investment Agreement dated July 14, 2010, with DMRJ Group I, LLC	S-1A	333-169701	10.20	11/12/10
10.15	Second Amendment to Investment Agreement dated February 25, 2011	8-K	333-169701	99.1	3/3/11
10.15	Forbearance Agreement dated March 6, 2011	8-K	333-169701	99.2	3/15/11
10.17	Third Amendment to Investment Agreement dated March 11, 2011	8-K	333-169701	99.1	3/15/11
10.18	Fourth Amendment to Investment Agreement dated May 3, 2011	8-K	333-169701	99.1	5/9/11
10.19	Forbearance Agreement dated June 29, 2012	10-K	333-169701	10.30	4/16/13
10.20	Fifth Amendment to Investment Agreement dated October 16, 2012	8-K	333-169701	99.1	10/18/12
10.21	Sixth Amendment to Investment Agreement dated January 29, 2013	8-K	333-169701	99.1	2/7/13
10.22	Seventh Amendment to Investment Agreement	10-K	333-169701	10.32	4/14/14
10.23	Eighth Amendment to Investment Agreement	8-K	333-169701	99.1	7/30/13
10.24	Ninth Amendment dated October 24, 2013 to Investment Agreement	10-Q	333-169701	10.1	11/14/13
10.25	Tenth Amendment to Investment Agreement, including Note	8-K	333-169701	99.1	2/25/14
10.26	Addendum to Tenth Amendment to Investment Agreement, dated January 16, 2015	8-K	333-169701	99.1	1/22/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Eleventh Amendment to Investment Agreement, dated March 17, 2015	8-K	333-169701	99.1	3/20/15
10.28	Twelfth Amendment to Investment Agreement, dated June 5, 2015	8-K	333-169701	99.1	6/11/15
10.29	Thirteenth Amendment to Investment Agreement effective August 31, 2015	8-K	333-169701	99.1	9/16/15
10.30	Fourteenth Amendment to Investment Agreement effective December 22, 2016	10-K	333-169701	10.30	6/29/18
10.31	Assignment and Assumption Agreement dated February 13, 2018					X
10.32	10% Secured Convertible Promissory Note with West C. Street LLC dated October 14, 2016	10-K	333-169701	10.31	6/29/18
10.33	10% Secured Convertible Promissory Note with Ibearhouse, LLC dated October 14, 2016	10-K	333-169701	10.32	6/29/18
10.34	Note Purchase Agreement dated October 14, 2016 with West C. Street LLC and Ibearhouse, LLC	10-K	333-169701	10.33	6/29/18
10.35	Security Agreement dated October 14, 2016 with West C. Street LLC and Ibearhouse, LLC	10-K	333-169701	10.34	6/29/18
10.36	Note Purchase Agreement dated October 14, 2016 with West C. Street LLC and Ibearhouse, LLC	10-K	333-169701	10.33	6/29/18
10.37	10% Promissory Note with West C. Street LLC dated November 15, 2016	10-K	333-169701	10.35	6/29/18
10.38	Equipment Lease Agreement dated June 20, 2016 with RMH Overhead, LLC	10-K	333-169701	10.36	6/29/18
10.39	Amendment to Amended and Restated 15% Convertible Promissory Note dated effective February 28, 2018 with Ibearhouse, LLC					X
10.40	Amendment to Amended and Restated 15% Convertible Promissory Note dated effective February 28, 2018 with West C Street, LLC					X
10.41	Amendment No. 1 to 10% Secured Convertible Promissory Note dated effective February 28, 2018 with Ibearhouse, LLC					X
10.42	Amendment No. 1 to 10% Secured Convertible Promissory Note dated effective February 28, 2018 with West C Street, LLC					X
10.43	Note Purchase Agreement dated August 7, 2017 with West C Street, LLC and Ibearhouse, LLC					X
10.44	10% Senior Secured Convertible Promissory Note dated August 7, 2017 issued to West C Street, LLC					X
10.45	10% Senior Secured Convertible Promissory Note dated August 7, 2017 issued to Ibearhouse, LLC					X
10.46	Security Agreement dated effective August 7, 2017 by, between, and among the Company, West C Street, LLC and Ibearhouse, LLC					X
10.47	Subordination Agreement dated August 7, 2017 by and among the Company, Platinum Partners Credit Opportunities Master Fund, LP, Ibearhouse, LLC, and West C Street, LLC					X
10.48	Amendment No. 1 to 10% Senior Secured Convertible Promissory Note dated effective February 28, 2018 with West C Street, LLC					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.49	Amendment No. 1 to 10% Senior Secured Convertible Promissory Note dated effective February 28, 2018 with Ibearhouse, LLC					X
10.50	Stock Purchase Agreement dated effective February 28, 2018 by, between, and among Ibearhouse, LLC and West C Street, LLC					X
10.51	Agency Agreement dated effective March 29, 2018 between the Company and H&H Metals Corp.					X
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: October 25, 2018	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer and Principal Executive Officer

Date: October 25, 2018	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rick Havenstrite	President, CEO, and Director	October 25, 2018
Rick Havenstrite

/s/ John P. Ryan	Director	October 25, 2018
John P. Ryan

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Desert Hawk Gold Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Desert Hawk Gold Corp (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
We have served as the Company’s independent auditor since 2011
Spokane, Washington
October 18, 2018

DESERT HAWK GOLD CORP

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$4,212	$657,944
Inventories, current (Note 4)	600,000	142,921
Prepaid expenses and other current assets	102,251	132,747
Total Current Assets	706,463	933,612

INVENTORIES, non-current, (Note 4)	2,721,936	2,951,011
PROPERTY AND EQUIPMENT, net (Note 5)	3,621,436	4,039,887
MINERAL PROPERTIES AND INTERESTS, net (Note 6)	1,114,675	1,096,482
RECLAMATION BONDS (Note 6)	753,054	752,754

TOTAL ASSETS	$8,917,564	$9,773,746

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$679,580	$744,943
Accrued liabilities - officer and other wages (Note 14)	709,577	495,808
Interest payable - related parties (Note 7)	317,436	192,842
Short-term notes payable - related party (Note 13)	-	34,500
Convertible debt - related parties (Note 7)	1,278,000	850,000
Obligation under capital lease - related party, current portion (Note 8)	84,110	120,461
Notes payable - equipment, current portion (Note 9)	452,214	813,818
Note payable - related party (Note 10)	625,000	625,000
Total Current Liabilities	4,145,917	3,877,372

LONG-TERM LIABILITIES
Asset retirement obligation (Note 11)	1,046,621	974,109
Obligation under capital lease - related party (Note 8)	-	51,714
Note and interest payable - related party (Note 10)	24,464,670	21,225,102
Notes payable - equipment (Note 9)	16,817	453,276
	25,528,108	22,704,201

TOTAL LIABILITIES	29,674,025	26,581,573

COMMITMENTS AND CONTINGENCIES (Notes 12, 13, 14, and 15)

STOCKHOLDERS’ (DEFICIT) (Note 3)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 958,033 shares issued and outstanding	958	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 180,000 shares issued and outstanding	180	180
Series B: 444,530 shares issued and outstanding	444	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,956,603 and 13,656,603 shares issued and outstanding, respectively	13,828	13,528
Additional paid-in capital	9,143,418	9,131,718
Accumulated deficit	(29,915,289)	(25,954,655)
Total Stockholders’ (Deficit)	(20,756,461)	(16,807,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$8,917,564	$9,773,746

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2017	2016

REVENUE
Concentrate sales	$162,762	$1,278,726

EXPENSES
General production costs	591,725	1,620,841
Exploration expense	1,300	18,640
Officers and directors fees	252,000	180,000
Legal and professional	71,349	57,640
General and administrative	241,744	346,184
Abandonment of mineral property	-	137,766
Loss on exchange of equipment	-	53,665
Loss on impairment of equipment	-	147,214
Depreciation and amortization	430,934	576,000
	1,589,052	3,137,950

OPERATING LOSS	(1,426,290)	(1,859,224)

OTHER INCOME (EXPENSE)
Interest and other income	167	8,726
Interest and financing expense	(93,312)	(99,602)
Interest expense - related parties	(145,691)	(95,342)
Interest expense - related party	(2,295,508)	(2,008,831)
	(2,534,344)	(2,195,049)

LOSS BEFORE INCOME TAXES	(3,960,634)	(4,054,273)
INCOME TAXES	-	-

NET LOSS	$(3,960,634)	$(4,054,273)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.29)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	13,682,082	13,432,219

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2015	1,582,563	$1,582	13,356,603	$13,228	$9,120,018	$(21,900,382)	$(12,765,554)

Common stock issued in connection with extension of convertible debt (Note 3)			300,000	300	11,700		12,000

Net loss for the year ended December 31, 2016						(4,054,273)	(4,054,273)

Balance, December 31, 2016	1,582,563	$1,582	13,656,603	$13,528	$9,131,718	$(25,954,655)	$(16,807,827)

Common stock issued in connection with extension of convertible debt (Note 3)			300,000	300	11,700		12,000

Net loss for the year ended December 31, 2017						(3,960,634)	(3,960,634)

Balance, December 31, 2017	1,582,563	$1,582	13,956,603	$13,828	$9,143,418	$(29,915,289)	$(20,756,461)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,960,634)	$(4,054,273)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	430,934	576,000
Common stock issued for financing expense	12,000	12,000
Accretion of asset retirement obligation	72,512	72,512
Abandonment of mineral property	-	137,766
Loss on exchange of equipment	-	53,665
Loss on impairment of equipment	-	147,214
Changes in operating assets and liabilities:
Inventories	(228,004)	(540,125)
Prepaid expenses and other current assets	30,496	(86,995)
Accounts payable and accrued expenses	(65,363)	26,879
Accrued liabilities - officer and other wages	213,769	186,923
Interest payable - related parties	124,594	95,342
Interest payable - related party	2,295,508	2,008,831
Net cash (used) by operating activities	(1,074,188)	(1,364,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(30,676)	(51,696)
Additions to reclamation bonds	(300)	(682,684)
Refund of reclamation bonds	-	1,348,000
Net cash provided (used) by investing activities	(30,976)	613,620

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable - related parties	-	89,500
Proceeds from convertible debt - related parties	428,000	250,000
Proceeds from note payable - related party	944,060	2,470,000
Payment of note payable - related party	-	(900,000)
Payment of short term notes payable - related parties	(34,500)	(55,000)
Payment of notes payable - equipment	(798,063)	(563,981)
Payment of obligation under capital lease - related party	(88,065)	(14,443)
Net cash provided by financing activities	451,432	1,276,076

NET INCREASE (DECREASE) IN CASH	(653,732)	525,435
CASH, BEGINNING OF YEAR	657,944	132,509

CASH, END OF YEAR	$4,212	$657,944

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized	$93,312	$104,944
Noncash investing and financing activities:
Equipment acquired with notes payable - equipment	$-	$28,992
Equipment acquired with obligation under capital lease	$-	$186,618
Accounts payable paid with exchange of equipment	$-	$36,000
Equipment note revised through repossession of equipment	$-	$78,692

The accompanying notes are an integral part of these financial statements.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

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

Production commenced and revenues of approximately $6,000,000 from sales of gold concentrate have been received through December 31, 2017. Ongoing undercapitalization has continued to hamper the Company’s ability to operate. Subsequent to year end, on March 8, 2018, the Company successfully finalized an agreement with the trustees of DMRJ Group which eliminated the note and interest payable to DMRJ in exchange for $625,000. In addition, all outstanding shares of preferred stock were retired and cancelled. See Notes10 and 15. The Company has been temporarily shut down due to this development since third quarter of 2017 and is seeking further capitalization to be able to resume production in 2018.

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

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

The Company accounts for stock-based compensation to employees as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 Compensation-Stock Compensation and stock-based compensation to nonemployees as required by ASC Topic 505-50 Equity-Based Payments to Non-Employees. In accordance with these standards, stock-based awards are valued at fair value on the date of grant. Options and warrants are valued using the Black-Scholes pricing model.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Reclassifications

Certain reclassifications have been made to conform prior periods’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ deficit, and cash flows previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered. The Company records ore on leach pad, solution in carbon columns in process and gold doré, at average production cost per gold ounce, less provisions required to reduce inventory to net realizable value. Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, equipment, and mineral properties; and mine administrative expenses. Revenue from the sale of silver is accounted for as by-product and is deducted from production costs. Costs are removed from ore on leach pads as ounces are recovered, based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2017, the Company had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold, at each balance sheet date that the Company expects to recover during the next 12 to 18 months. See Note 4.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments that extend the useful life of the property and equipment are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. See Note 5.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

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

When applicable, the Company will recognize a liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2017 or 2016. See Note 12.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. At December 31, 2017 and December 31, 2016, common stock equivalents outstanding are as follows:

	December 31, 2017	December 31, 2016

Convertible debt	3,728,886	1,878,511
Convertible preferred stock	47,211,002	47,211,002

Total	50,939,888	49,089,513

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

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability is adjusted when there are changes in the estimated future cash flows due to change in estimated costs or change in time until reclamation will commence. Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Financial Instruments

The Company’s financial instruments include cash, reclamation bonds, short-term note payable – related parties, notes payable – equipment, obligation under capital lease – related party, notes payable – related party, and convertible debt – related parties. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2017 and December 31, 2016.

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

At December 31, 2017 and December 31, 2016, the Company has no assets nor liabilities that require measurement at fair value on a recurring basis.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, current liabilities exceed current assets by $3,011,454 at December 31, 2017. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. See Note 10 - Note and Interest Payable – Related Party.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue Recognition, replacing guidance currently codified in ASC 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company has performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how revenue is recognized under current policies. ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts.

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

NOTE 3 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2017 Activity

The Company failed to repay the convertible debt loan in full on the November 30, 2017 maturity date. Under the terms of debt agreements (See Note 7), the Company issued a total of 300,000 shares of common stock to the note holders and these shares have been recorded as issued as of November 30, 2017. This issuance was valued at an estimated $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based upon a third-party valuation performed in 2014. The issuance was accounted for as financing expense.

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

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series A

Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at the rate of one common share for each preferred share converted, subject to adjustment in the event the Company effects a reverse or forward split of its outstanding shares or a reclassification of its common stock. At December 31, 2017 and 2016, 958,033 shares of Series A Preferred Stock are issued and outstanding. These shares can be converted into 958,033 shares of common stock. The Company has the right to mandate conversion if its stock has traded on the OTC Bulletin Board or on an exchange at a volume weighted average price per share of not less than $1.40 for each day over a period of 30 consecutive days with average trading volume per day of not less than 50,000 shares. The conversion ratio of the Series A Preferred Stock is determined according to a formula computed by dividing the stated value of the preferred stock, which is designated as $0.70 per share, by the conversion price of the preferred stock, which is $0.70 per share, subject to the following limitations and conditions:

●	If the Company issues or sells shares of its common stock, or grants options or other convertible securities which are exercisable or convertible into its common shares, at prices less than the conversion price of its Series A shares, then the conversion price of the Series A shares will be reduced to this lower sale or conversion price.
●	The Series A shares may not be converted into common shares if the beneficial owner of such shares would thereafter exceed 4.9% of the outstanding common shares.

The Series A shares have the following rights and preferences:

●	The holders of the Series A shares are entitled to any dividends declared by the Company.
●	In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a change of control transaction or the sale or lease of all or substantially all of the Company’s assets without the majority consent of the holders of the Series A shares, the holders of the Series A shares will be entitled to receive ratably an amount of the funds available for liquidation equal to the issue price of the Series A shares plus any accrued and unpaid dividends. Any remaining funds available for distribution will be distributed pro rata among the holders of the common stock and the Series A shares assuming conversion of the Series A shares.
●	The holders of the Series A shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series A shares are convertible. The Series A shares vote together with the holders of the common stock, except as provided by law. In addition, so long as the principal or accrued interest on any DMRJ Group loan is outstanding, the Company is prohibited from taking the certain corporate actions without the separate consent of persons owning a majority of the Series A preferred shares.
●	The Company has the right to create and issue additional classes or series of preferred shares so long as the new class or series does not have preferences, limitations, or relative rights which are superior or senior to the preferences, limitations and relative rights granted the holders of the Series A shares.
●	The holders of the Series A shares have preemptive rights to purchase shares of common stock in any offering by the Company.
●	There are no redemption or sinking fund provisions applicable to the Series A shares.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Series A-1 and A-2

Each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to (i) for the Series A-1 Preferred Stock, ten times the Series A-1 issue price ($0.70) divided by the conversion price for Series A-1 Preferred and (ii) for the Series A-2 Preferred Stock, ten times the Series A-2 issue price ($1.00) divided by the conversion price for such Series A-2 Preferred Stock.  The initial conversion price of the Series A-1 Preferred Stock is $0.70 per share and the initial conversion price of the Series A-2 Preferred Stock is $1.00. At December 31, 2017 and 2016, there are no shares of Series A-1 Preferred Stock outstanding and 180,000 shares of Series A-2 Preferred Stock outstanding. The Series A-2 Preferred Stock outstanding can be converted into 1,800,000 shares of common stock. The Series A-1 and A-2 shares have the following additional rights and preferences:

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

Series B

Each share of Series B Preferred Stock is convertible at the option of the holder at any time into that number of shares of common stock equal to 100 shares of common stock. At December 31, 2017 and 2016, there are 444,530 shares of Series B Preferred Stock outstanding. These shares can be converted into 44,452,969 shares of common stock. The Certificate of Designations for the Series B Preferred Stock allows for the issuance of additional shares of Series B Preferred Stock in the event the Company issues any common or preferred stock, which would keep the holder’s beneficial ownership of the Company the same as it was prior to the issuance. The Series B shares have the following additional rights and preferences:

●	The holders of the Series B shares have rights to any dividends declared by us on an as converted basis.
●	In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary the available assets of the Company shall be distributed subject to the following priority:

o	First, the holders of each share of Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock then outstanding shall receive out of the available assets and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any available assets on any junior securities, an amount per share equal to the Series A, A-1, A-2 and B liquidation preferences. If upon any liquidation, such available assets shall be insufficient to permit the holders of the Series A, A-1, A-2, and B Preferred Stock to receive their full liquidation preference, then such available assets shall be distributed ratably among the preferred holders in proportion to their full liquidation preference each holder is otherwise entitled to receive.
o	After distribution to the preferred holders of their full liquidation preference, the remaining available assets, if any, shall be distributed ratably among the preferred holders and Common Stock, based on the number of shares of Common Stock held (or deemed held) by each holder assuming all preferred shares had been converted into shares of Common Stock immediately prior to such liquidation.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

●	The holders of the Series B shares are entitled to the number of votes equal to the number of whole shares of common stock into which the Series B shares are convertible. The Series B shares vote together with the holders of the Common Stock, except as provided by law.
●	The conversion price of the Series B preferred stock is subject to the following limitations and conditions:

o	If the Company issues or sells shares of common stock, implement a stock split, or declare a dividend, then the conversion price of the Series B shares will be adjusted.
o	The conversion price of the Series B shares will be adjusted in the event of a reclassification, exchange, substitution, merger, or consolidation.

●	The Company has the right to create and issue additional classes or series of preferred shares so long as the new class or series does not have preferences, limitations, or relative rights which are superior or senior to the preferences, limitations and relative rights granted the holders of the Series B shares.
●	The Series B shares also have anti-dilution protection in the case of issuance of any additional shares of common stock or common stock equivalents. DMRJ Group agreed to waive this anti-dilution clause for the shares issued to the convertible debt holders on December 2, 2016. In addition, DMRJ Group agreed to waive its senior secured status on all debt owned by the convertible debt holders. See Note 10.

At December 31, 2017 and 2016 DMRJ Group beneficially owns 75% of the Company on a fully diluted basis with total preferred shares convertible into 47,211,002 shares of common stock. Subsequent to year end, on March 8, 2018, all of the outstanding preferred shares were retired and cancelled. See Note 15.

NOTE 4 – INVENTORIES

The following table provides the components of inventories:

	December 31,
	2017	2016
Ore on leach pad	$3,321,936	$3,051,766
Carbon column in process	-	31,214
Dore finished goods	-	10,952
Total	3,321,936	3,093,932

Less: current portion	(600,000)	(142,921)

Non-current inventories	$2,721,936	$2,951,011

Inventories at December 31, 2017 and 2016 are allocated between current and non-current based on estimated expected sales for the subsequent fiscal year. Inventories are valued at the lower of cost or net realizable value which was cost at December 31, 2017 and December 31, 2016.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
Equipment	$3,077,482	$3,046,803
Furniture and fixtures	6,981	6,981
Electronic and computerized equipment	52,874	52,874
Vehicles	67,115	67,115
	3,204,452	3,173,773
Less accumulated depreciation	(1,593,238)	(1,144,108)
	1,611,214	2,029,665

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,222	2,010,222

Total	$3,621,436	$4,039,887

In November 2016, five pieces of mining equipment financed by CAT Financial were returned to CAT. See Note 9.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

NOTE 6 – MINERAL PROPERTIES, INTERESTS AND RECLAMATION BONDS

Mineral properties and interests as of December 31, 2017 and December 31, 2016 are as follows:

	December 31,
	2017	2016
Initial lease fee

Kiewit, Cactus Mill and all other sites	600,000	600,000
	600,000	600,000
Asset retirement costs
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
	815,939	815,939
	1,415,939	1,415,939
Accumulated amortization	(301,264)	(319,457)
Total	$1,114,675	$1,096,482

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees.

On January 6, 2014, the Company obtained the final permit necessary to commence construction of the heap leach pad and process facility. On February 20, 2014, the Kiewit reclamation bond in the amount of $1,348,000 was posted with the State of Utah, Division of Oil, Gas and Mining (DOGM).  This bond amount included bonding for the Yellow Hammer Small Mine and the Yellow Hammer Exploration sites along with the Herat Exploration site.  As such, the reclamation obligation for these sites was absorbed by the new bond. Funds of $92,705 were received in April 2014 by the Company for these refunded reclamation bonds.

On July 7, 2016, the Company replaced the $1,348,000 cash reclamation bond with a surety bond in the same amount. A condition of the surety bond was the deposit of 50% of the bond amount ($674,000) into an escrow account with the bonding company. The surety bond carries an annual bonding fee of $40,400 which is expensed as a financing fee.  Total reclamation bonds posted at December 31, 2017 and 2016 are $753,054 and $752,754, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds. Subsequent to December 31, 2017, the Company became aware that the bonding company had inappropriately released the escrowed funds to another unrelated company. On September 28, 2018, the bonding company redeposited the $674,000 in escrow for the benefit of the Company.

Also, during the year ended December 31, 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Additionally, if the Company does not place the Kiewit property, the Clifton Shears-Smelter Tunnel property, and the Cane Springs property into commercial production within a three-year period, it is required to make annual non-performance payments to Clifton Mining in the amount of $50,000 per location.

In 2014, the Company had not begun commercial production and the payments due on July 24, 2014 were paid and accepted by Clifton Mining for the Clifton Shears and Kiewit properties. Non-performance payments in the amount of $50,000 per year for the Clifton Shears-Smelter Tunnel property were not made by the due dates in 2016 or 2017, but were later paid (in 2017) for each of the two years for the Clifton Shears-Smelter Tunnel property. The Cane Springs property non-performance payment was not made in 2013 and this claim was released back to Clifton Mining at that time.  Production at the Kiewit property has since begun. Royalty expense of $9,785 and $75,838 was recognized during the years ended December 31, 2017 and 2016.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

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

NOTE 7 – CONVERTIBLE DEBT – RELATED PARTIES

On November 18, 2009, the Company issued convertible promissory notes, to two of its minority shareholders, for a total of $600,000. The notes bore interest at 15% per annum. Interest-only was payable in equal monthly installments of $7,500. The notes are convertible at a rate of $0.70 per share.

The Company failed to repay the notes in full on the November 30, 2012 through the 2017 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. In 2014, 2015, 2016 and 2017, the annual issuance of shares of common stock was valued at an estimated $0.04 (total $12,000) each and was accounted for as financing expense. The due date of the note was extended each year and has now been extended to November 30, 2018. Interest has not been paid since November 2014 and accrued interest payable on these notes at December 31, 2017 and 2016 is $277,500 and $187,500, respectively. Per the terms of the notes, interest on these notes is not convertible to common stock.

On October 14, 2016, the Company issued convertible promissory notes, convertible in shares of the Company’s common stock at $0.25 per share, to its two existing convertible debt holders in the amount of $125,000 each, at 10% interest, due in full on September 30, 2018. These notes were amended in February 2018 to extend the due date of the notes and the accrued interest to May 31, 2019. Accrued interest payable on these notes at December 31, 2017 and 2016 is $30,344 and $5,342, respectively. Interest on these notes is convertible to common stock.

On August 7, 2017, the convertible debt holders agreed to fund up to an additional aggregate of $500,000 under terms similar to existing convertible debt agreements. These funds were to be used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with its trustees (Note 10). At December 31, 2017, $428,000 of these funds had been advanced. The remaining $72,000 was advanced in 2018 with the final advance on February 9, 2018. Accrued interest payable on these notes at December 31, 2017 and December 31, 2016 is $9,592 and $0, respectively. On February 28, 2018, these notes were amended to postpone the maturity date and interest payment date to May 31, 2019.

At December 31, 2017, total due to the convertible debt holders is $1,278,000 of which $428,000 is classified as long term and $850,000 is classified as current. Accrued interest payable at December 31, 2017 and December 31, 2016 of $317,436 and $192,842, respectively.

In addition, the Company entered into a short-term loan with one of the convertible debt holders on September 29, 2016 in the amount of $50,000. This short-term loan was repaid in full to the investor, with no interest paid, on October 14, 2016.

At December 31, 2017, the number of shares to be issued upon conversion of notes is 3,728,886 shares.

NOTE 8 – OBLIGATION UNDER CAPITAL LEASE – RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. For the years ended December 31, 2017 and 2016, equipment includes assets under capital lease amounting to $185,618 and $185,618, respectively. The lease is being amortized over the estimated useful life of the equipment. Accumulated amortization at December 31, 2017 and 2016 was $39,775 and $13,258. At December 31, 2017, the estimated future minimum lease payments under the capital lease was $90,000 of which $5,890 is implied interest.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

NOTE 9 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	December 31, 2017	December 31, 2016
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$47,154	$73,203

Note payable to Komatsu Financial, uncollateralized, due in 12 monthly installments of $3,223, beginning in April 2016, including interest at 1.16%.	-0-	9,668

Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%. The equipment has been returned to CAT. See below.	266,675	881,894

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in monthly installments of $11,674 including interest at 2.99%.	149,687	282,675
Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	5,515	19,654

	$469,031	$1,267,094
Current portion	(452,214)	(813,818)
Long term portion	$16,817	$453,276

Principal payments are as follows:

2018	452,214
2019	16,817
$469,031

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The equipment had an original cost of $1,500,888 and accumulated depreciation of $372,129, for a net carrying value of $1,128,759. The note payable due to CAT at the time of disposition was $960,585. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT financial for the return of four pieces of this equipment. While the equipment will temporarily remain in the possession of Wheeler Machinery, a new payment schedule was agreed upon which requires 10 equal payments of $39,934 beginning in October 2017. As of October 18, 2018, seven of those payments have been made. The loss on impairment of equipment in the amount of $147,214 was recognized in the 4th quarter of 2016. In the event the terms of the new agreement are not met, freight and interest penalties may be assessed and there could be a payment due to CAT for these fees and for the deficit on the return of the equipment. Management has not made an estimate of this additional loss, if any.

NOTE 10 – NOTE PAYABLE – RELATED PARTY

At December 31, 2017 and 2016, DMRJ Group beneficially owned approximately 75% of the Company (on a fully-diluted basis) with Series A, A-2 and B preferred stock shares convertible to 47,211,002 shares of common stock (See Note 3). They are considered a related party. In July 2010, the Company entered into an Investment Agreement with DMRJ Group. The Agreement has been modified numerous times and operated under the Fourteenth Amendment to the Investment Agreement dated December 22, 2016. The Amendments have provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

The total due to DMRJ Group at December 31, 2017 and December 31, 2016 is as follows:

	December 31,	December 31,
	2017	2016

Principal	$15,554,552	$14,610,492
Interest payable	9,535,118	7,239,610
	$25,089,670	$21,850,102

On March 8, 2018, the note and interest payable owed to DMRJ Group was settled for payment of $625,000. See Note 15.

The Investment Agreement contains certain negative covenants which prohibit us from the following actions or activities:

●	Incurring any indebtedness except in limited circumstances;
●	Creating any significant liens on any of our properties or assets;
●	Enter into any sale and lease-back transaction involving any of our properties;
●	Make any investments in or loans or advances to other parties;
●	Engage in any merger, consolidation, sale of assets or acquisition transaction, except for the purchase or sale of inventory or certain limited investments;
●	Declare or pay any dividends;
●	Engage in any business transactions with affiliates;
●	Make capital expenditures except as permitted in the agreement pertaining to our current mining business;
●	Create any lease obligations;
●	Amend, supplement or modify any existing indebtedness;
●	Enter into any swap, forward, future or derivative transaction;
●	Make any change in our accounting policies or reporting practices;
●	Form additional subsidiaries; or
●	Modify or grant a waiver or release under or terminate any principal lease agreement or other material contract.

2017 Activity

At December 31, 2017, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended. See Note 15.

2016 Activity

At December 31, 2016, the Company has failed to pay certain obligations in violation of these covenants. DMRJ Group has been informed of the default and has indicated it has no present intent to declare an event of default under the Investment Agreement, as amended. See Note 15.

Several term loan advances were received from DMRJ Group by the Company between February 9, 2016 and December 29, 2016 totaling $2,470,000. A loan payment of $900,000 was made to DMRJ Group on July 8, 2016. The advances bear interest at 15% per annum and became due on October 31, 2016 with the remainder of the note due to DMRJ Group. These funds were used for working capital and equipment debt repayment.

A Fourteenth Amendment to the Investment Agreement was entered into on December 22, 2016 which allowed for additional funding in the amount of up to $600,000 from DMRJ Group and its affiliated fund managers. This $600,000 was drawn on December 29, 2016 which brought the total funds drawn from DMRJ Group and its affiliates for 2016 to $2,470,000.

DMRJ Trustees

In the third quarter of 2016, control of the management of DMRJ Group, (a Platinum Partners related entity), was given to court appointed trustees of the two major funds of Platinum Partners. On December 19th, 2016, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) against Defendants Platinum Management, LLC (“Platinum Management”), Platinum Credit Management, L.P. (“Platinum Credit”), and the management of the DMRJ Group. At December 31, 2017, the DMRJ Group continued to operate through the direction of its court appointed trustees. See Note 15.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

NOTE 11 – ASSET RETIREMENT OBLIGATION

Mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation, the Company used a credit adjusted risk-free interest rate of 8% to 10% and projected mine lives of five to 12 years, depending on the site. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Changes in the asset retirement obligation for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Asset retirement obligation, beginning of year	$974,109	$901,597

Accretion expense	72,512	72,512
Asset retirement obligation, end of year	$1,046,621	$974,109

NOTE 12 – INCOME TAXES

There was no income tax provision (benefit) for the years ended December 31, 2017 and 2016.

The components of the Company’s net deferred tax assets are as follows:

	2017	2016
Deferred tax asset:
Net operating loss carryforward	$5,482,000	$7,742,000
Equipment impairment	37,000	61,000
Exploration costs	113,000	233,000
Financing costs	1,000	(16,000)
Other	76,000	107,000
Total deferred tax assets	5,709,000	8,127,000
Valuation allowance	(5,709,000)	(8,127,000)
Net deferred tax assets	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at December 31, 2017 and 2016.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company did not incur any net income tax benefit or provision for the year ended December 31, 2017 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $3.8 million during the year ended December 31, 2017, which consisted primarily of the re-measurement of federal deferred tax assets from 35% to 21%.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	December 31, 2017		December 31, 2016
Amount computed using the statutory rate	$(1,387,000)	(35)%	$(1,419,000)	(35)%
Other	-	-	900	-
Impact of change in statutory tax rate	3,805,000	96%	-	-
Change in valuation allowance	(2,418,000)	(61)%	1,418,100	35%
Total income tax provision (benefit)	$-	-%	$-	-%

At December 31, 2017, the Company had federal net operating loss carry forwards of approximately $26.1 million which expire in fiscal years ending 2028 through 2037.

During the years ended December 31, 2017 and 2016, there were no material uncertain tax positions taken by the Company. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2017 and 2016.  The Company’s federal income tax returns for fiscal years 2014 through 2017 remain open and subject to examination.

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Note 7, 8 and 10, the Company had the following related party transactions.

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

The Company recognized rent expense for rental of office space of $12,000 each for the years ended December 31, 2017 and 2016, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $12,000 and $8,000 during the years ended December 31, 2017 and 2016, respectively, leaving a total of $16,750 and $17,750 remaining in accounts payable at December 31, 2017 and 2016, respectively, including amounts from prior years.

As of December 31, 2017 and December 31, 2016, accrued compensation of $709,577 and $495,808 was due to directors and officers. Of the amounts accrued at December 31, 2017 and December 31, 2016, accrued compensation of $491,692 and $372,692 is due to Rick Havenstrite and $173,885 and $113,885 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, $44,000 and $9,231 was due to other directors and employees at December 31, 2017 and December 31, 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company recognized general project cost expense of $-0- and $10,627, respectively, for geological services provided by Stuart Havenstrite, the father of Rick Havenstrite. $39,367 remains unpaid to Mr. Havenstrite at both December 31, 2017 and December 31, 2016. These amounts are included in accounts payable at those dates.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 6, 7, 8, 9, 10, 11 and 12 the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah is billed and becomes due on November 30 of each year. At December 31, 2017, $24,859 was due for 2017, $76,279 was due for 2016 and $86,302 was due for 2015, including interest and penalties, for a total of $187,440 due to Tooele County at December 31, 2017. These amounts remain unpaid and are included in Accounts payable and accrued expenses on the balance sheet.

Proceeds of $130,000 were raised in 2012 from the sale of stock, with shares redeemable for cash generated from the sale of gold. Based on gold prices during the conversion period in 2014, conversion amounts due to shareholders is $151,406. At December 31, 2017 this amount remains unpaid and is included in Accounts payable and accrued expenses on the balance sheet.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

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

NOTE 15 – SUBSEQUENT EVENTS

Note Payable – Wheeler Machinery

In November 2015, a rental agreement for crushing equipment was entered into with Wheeler Machinery.  Effective June 6, 2018, an agreement to convert the rental equipment to a purchase contract in the amount of $273,067 was finalized and the first of seven equal monthly payments of $39,009 were to be made.  As of October 18, 2018, three of the seven monthly payments had been made. At the conclusion of the seven payments, the crushing equipment will be owned by the Company.

Convertible Debt – Related Parties

On February 28, 2018, the terms were changed for the 15% convertible promissory notes, convertible at $.70 per share, to two of the Company’s minority shareholders. The notes, for a total due of $600,000, were amended changing the interest rate from 15% to 10% effective March 1, 2018 and allowing for accrued interest to be payable in full on May 31, 2019. The amendment further waives the default provision in the notes for past due interest.

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

Note and Interest Payable – Related Party

In the third quarter of 2016, control of the management of DMRJ Group (a Platinum Partners related entity) was given to court appointed trustees of the two major funds of Platinum Partners. The Company worked towards a reorganization and recapitalization with the trustees of the two major funds and finalized an agreement which closed on March 8, 2018. This agreement discharged all of the debt owed by the Company to DMRJ Group (Note 10) and its related affiliates and returned all of their equity to the Company in exchange for $625,000. The debt and equity were retired and cancelled by the Company. The existing convertible debt holders agreed to fund this payment in full, and agreed to certain concessions on their outstanding notes with the Company in exchange for 4,500,000 shares of the Company’s common stock. All signatures from the court appointed trustees, and funding by the Company, were received and the agreement was finalized on March 8, 2018.

Revenue

On July 6, 2018, the Company negotiated an arrangement for a one-time sale of gold concentrate to H & H Metals. On July 6, 2018, proceeds of $68,785 were received which represents an advance against a future sale of metals, estimated at 90% of the value of the gold, and silver byproduct.

Stock Offering

On February 28, 2018, the Company entered into a Stock Purchase Agreement with each of the two convertible debt holders pursuant to which the Company received a total of $625,000 in exchange for the issuance of a total 4,500,000 shares of the Company’s common stock and various concessions on existing convertible debt agreements.

A stock offering was initiated on February 23, 2018 for sale of common stock shares at $0.40 per share, to raise up to $1,600,000. The offering expired on June 30, 2018. As of October 18, 2018 a total of 2,125,000 shares of stock have been issued and funds of $850,000 have been raised through this offering, with proceeds used for working capital in a limited re-opening of the mining operations. H and H Metals Corp. purchased 1,250,000 shares of the stock and have become a related party based on number of shares owned.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Stock Plan

Effective February 23, 2018, the Board approved and adopted the 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which 2,400,000 shares of the Company’s common stock were authorized. Options to purchase shares of common stock issued under this plan will fully vest upon grant. The aggregate fair value of the common stock options becoming exercisable for the first time during any calendar year cannot exceed $100,000 per optionee.

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which expire February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite, President and CEO – 1,000,000 options

●	Howard Crosby, Director – 1,000,000 options

●	John Ryan, Director – 200,000 options

●	Linde Havenstrite, Project Engineer – 200,000 options

