Form 10-K
period 2018-12-31
Desert Hawk Gold Corp.
filed 2019-07-30
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $3,395,203.

The number of shares outstanding of the registrant’s common stock on July 29, 2019, was 26,631,603.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Desert Hawk Gold Corp., a Nevada corporation. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

i

Forward Looking Statements

The statements contained in this report that are not historical facts, including, but not limited to, statements found in the section entitled “Risk Factors,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company. In 2008 we changed our corporate domicile to the State of Nevada by merging with a wholly-owned subsidiary formed solely for this purpose. Our Nevada corporation was incorporated on July 17, 2008. We have no subsidiaries.

We are currently engaged in the extraction of gold and related precious metals from our Kiewit mining property located in the Gold Hill Mining District in Tooele County, Utah.

DMRJ Settlement

On July 14, 2010, we entered into an Investment Agreement, which was amended from time to time, (the “Investment Agreement”) with DMRJ Group I, LLC (“DMRJ”) to provide funding for our mining operations. Under the terms of the Investment Agreement, we borrowed approximately $15,000,000 through the year ended December 31, 2017 resulting in a balance due to DMRJ of $25,511,561 including principal and interest. As further consideration for the loans, we issued to DMRJ 958,033 shares of Series A Preferred Stock, 180,000 shares of Series A-2 Preferred Stock, and 444,529.69 shares of Series B Preferred Stock. DMRJ owned approximately 77% of stock of the Company (on a fully diluted basis). The preferred shares and debt were subsequently transferred to affiliated entities of DMRJ.

In the third quarter of 2016, control of the management of DMRJ was given to court appointed trustees of the affiliated assignees of the debt and preferred shares, Platinum Partners Value Arbitrage Fund L.P. (“PPVA”) and Platinum Partners Credit Opportunities Master Fund, LP (“PPCO”). On December 19, 2016, the SEC filed the complaint against defendants Platinum Management, PPCO, and management of the DMRJ, charging the defendants with a complex, multi-pronged, fraudulent scheme to inflate returns to investors, and cover up massive losses and liquidity problems. In July 2011, a federal jury in the Eastern District of New York convicted two executives of Platinum Partners L.P., the parent of DMRJ, of securities fraud, securities fraud conspiracy and wire fraud conspiracy. One of the defendants convicted in the lawsuit, David Levy, served as a director of our company from 2015 through April 2016.

After 2016 neither DMRJ nor its affiliates were able to provide further funding and on February 13, 2018, we entered into an Assignment and Assumption Agreement with DMRJ, PPVA, and PPCO (the “Assumption Agreement”), whereby we agreed to repurchase the debt and preferred shares for payment of $625,000. The transaction closed on or about March 8, 2018. Upon closing DMRJ also released all security interest in the assets of the Company. Following closing of the Assumption Agreement, we cancelled all of the debt owed DMRJ. We also cancelled all of the preferred shares and terminated each of the series of preferred stock. Each of the parties to the Assumption Agreement also agreed to indemnify the other for breach of any representation or covenant made under the agreement.

Funding for the closing of the Assumption Agreement was furnished by Ibearhouse, LLC and West C Street, LLC, note holders and shareholders of the Company. Under the terms of a Stock Purchase Agreement dated February 28, 2018 (the “SPA”), the Company exchanged 4,500,000 shares of common stock to the convertible debt holders for $625,000 in cash and several concessions as to the convertibility, due dates and default provisions on their outstanding debt. Under the terms of the SPA these investors waived their rights to convert under prior 2009 promissory notes to eliminate any rights to convert the amounts due under the notes into shares of our common stock or to accelerate repayment upon default. These investors also agreed to amend their prior 10% Secured Convertible Promissory Note dated October 14, 2016, in the principal amount of $125,000, their 10% Senior Secured Convertible Promissory Note dated November 15, 2016, in the principal amount of $25,000, and their 15% Convertible Promissory Note dated November 30, 2009, as amended, in the principal amount of $300,000. Each of these promissory notes was repaid in full on March 7, 2019.

Bridge Funding

In August 2018, we completed a non-public offering of 2,125,000 shares of our common stock at $0.40 per share, for gross proceeds of $850,000. Funds from this offering were used for our mining operations and provided working capital prior to project funding.

PDK Funding

On March 7, 2019, we entered into a Pre-paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings LP (the “Buyer” or “PDK”), a limited partnership organized under the laws of the province of Ontario and a wholly owned subsidiary of Pandion Mine Finance, LP. Under the terms of the Purchase Agreement, the Buyer agreed to pre-purchase 73,910 ounces of gold from the Company in three tranches, with prepayment of the initial tranche in the amount of $11,200,000 made upon execution of the Purchase Agreement (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions president for funding Tranches 2 and 3 are met. From the initial funds, we paid an upfront fee of $600,000 to Buyer for expenses incurred in connection with the transaction. Under the terms of the Purchase Agreement we are obligated to deliver gold in the following quantities following prepayment of each tranche:

●	Beginning the 21st calendar month following the Initial Funding, 655 ounces of gold per month for each of the four calendar months thereafter, 670 ounces for each the 12 calendar months thereafter, and 1,155 ounces for each of the 24 calendar months thereafter.

●	Beginning the 15th Calendar month following the Tranche 2 funding, 50 ounces of gold per month for each of the four calendar months thereafter, 220 ounces for each the 12 calendar months thereafter, 370 ounces for each of the 24 months thereafter, and 600 ounces for each of the six calendar months thereafter.

●	Beginning the 15th Calendar month following the Tranche 3 funding, 90 ounces of gold per month for each of the 12 calendar months thereafter, 270 ounces for each the 24 calendar months thereafter, 1,025 ounces for each of the six calendar months thereafter, and 1,625 ounces for each of the four calendar months thereafter.

If during the term of the Purchase Agreement, the gold spot price falls below $1,134 per ounce, the Buyer may require us to sell an additional 10 ounces of gold to the Buyer for each scheduled delivery month thereafter at a discounted amount as determined by the Purchase Agreement.

As security for our obligations under the Purchase Agreement, we granted the Buyer a security interest in all of our assets and have issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing.

Clifton Amended Lease Agreement

Effective with the Initial Funding, we and Clifton Mining Company entered into a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of the Amended Lease, we relinquished our leasehold interest in all but 10 of the patented claims, on which we retained only the surface rights, and 66 of the unpatented lode mining claims previously held by us. The mining claims retained by us represent the area of interest known as the Kiewit property, which has been the principal focus of our mining activities. The lease term is for 20 years and for so long thereafter as the mining claims are being actively used by us for commercial mining purposes.

Under the terms of the Amended Lease we acquired and cancelled Clifton’s 5% royalty interest from production on the Kiewit project. We also acquired from third parties and cancelled the remaining 1% outstanding royalty interest thereon, for which we paid each of the two parties $50,000.

As consideration for entering into the Amended Lease, we paid Clifton $3,000,000 and issued 5,500,000 shares of our common stock. In addition, we and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires us to register the shares within 18 months following the Initial Funding. In the event we do not register the shares within the 18-month period, we are obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from our remaining mining claims. We have agreed to maintain the effectiveness of the Registration Rights Agreement for a period of three years. The agreement contains mutual indemnification provisions.

PDK Royalty Agreement

Concurrent with the Initial Funding by PDK, we granted it a perpetual royalty equal to 4% of the net smelter returns payable on all minerals mined, produced, or otherwise recovered from our mining properties, for which PDK paid us $2,200,000.

H&H Metals Agreement

On March 29, 2018, we entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement H&H agreed to provide us certain advisory services in regard to natural resources activities and to assist us in securing purchasers for minerals produced from its mining properties.

As a condition for entering into the Purchase Agreement with PDK, we negotiated a termination of the Agency Agreement (the “Termination Agreement”). Under the terms of the Termination Agreement, we paid H&H $600,000, agreed to pay an additional $200,000 within 18 months, and $36,000 as a payment against the final shipment of ore by the Company. In addition, we appointed Phillip H. Holme, a principal of H&H, as a director of the Company upon the Initial Funding.

Acquisition of Additional Mining Claims

On March 26, 2019, we negotiated an option to purchase 64 patented mining claims from Ben Julian, LLC, an Idaho limited liability company, for $500,000. The claims are located contiguous to our existing Kiewit claims, except for one claim located in the Dugway Mining District. On June 13, 2019, we entered into a letter agreement with Clifton Mining Company whereby Clifton would purchase 44 of the optioned claims and we would acquire the remaining 20 claims. Each party would pay one-half of the total purchase price for the claims. The purchase price was paid by each party and the closing of the acquisition occurred on June 14, 2019. The Company received and has recorded a quitclaim deed for the 20 patented claims.

Mining Operations

On January 7, 2014, we received final approval from the BLM of the Kiewit Large Mine Permit which allowed us to develop the Kiewit deposit and put it into production. Development began in June 2014. Construction at the site was funded by loan advances from DMRJ under the Investment Agreement. The first sale of minerals from the mine occurred in October 2014. We suspended operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we have recommenced mining operations.

Distribution, Sales, and Raw Materials

We currently sell our products solely to Asahi. We use several raw materials such as cyanide, caustic, and limestone, in processing and we are not dependent upon any single supplier for our raw materials. We also currently are dependent upon one customer for our product although other customers are available.

Competition

The precious metal exploration and mining industry is highly fragmented. We expect to compete with many other exploration companies looking for gold, silver and other minerals. We are among the smallest of the exploration companies in existence and are a very small participant in the precious metal industry. However, we generally expect to compete favorably with other exploration companies since the claims held by us in the Gold Hill Mining District consolidate the principal mining areas and limit the ability of other exploration companies to commence material exploration activities in the district. Furthermore, if we are able to successfully recover gold, as well as silver and other by-products from our claims, it is likely that we will be able to sell all minerals that we are able to recover.

Government Compliance

Our operations are subject to extensive federal and state laws and regulations designed to conserve and prevent the degradation of the environment. These laws and regulations require obtaining various permits before undertaking certain exploration or mining activities and may result in significant delays, substantial costs and the alteration of proposed operating plans. We believe we have all necessary environmental permits and authorizations to support existing operations.

Our Kiewit claims are located on unpatented claims located on federal land, which also requires compliance with applicable requirements administered by the BLM. These regulations impose specific conditions on the nature and extent of surface disturbance, the manner in which exploration and mining can be conducted, the disposition of spent mineralized material, the use and containment of chemical leaching agents and other solutions, spill prevention, liquid and solid waste disposition, ground water monitoring, and a number of other matters which if violated could result in fines, penalties or attendant adverse publicity.

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2018 annual maintenance fees and mineral lease fees payable to the BLM on our unpatented claims were $54,364 and this amount was paid in full within the required payment period. The required affidavit was also filed with the Tooele County Recorder. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Personal property tax levied by the state and collected by the local county are due each year and have been paid for 2018 and prior years. We anticipate that the annual maintenance fees and personal property taxes will significantly decrease for 2019 based on the reduced number of unpatented and patented claims leased by us.

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

Employees

At July 29, 2019, we had 32 full-time and 2 part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or 50 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, as our Treasurer and Principal Financial and Accounting Officer. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. The remaining employees work at our Gold Hill project site.

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

Our financial statements as of and for the years ended December 31, 2018 and 2017 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2018, raise substantial doubt about our ability to continue as a going concern. If the going concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2018, we have secured significant funding. Nevertheless, we will require additional funding to complete much of our planned mining operations. Except for potential proceeds from the pre-sale of future gold mined from our project, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have obligations which are secured by all of our assets. If there is an occurrence of an uncured event of default, the funding party can foreclose on all of our assets, which would make any stock in the Company worthless.

We have entered into a Prepaid Forward Gold Purchase Agreement with PDK Utah Holdings, LP (as disclosed herein), pursuant to which the obligation to deliver gold against cash advances was secured by all of our assets. In the event we are unable to make delivery of the gold, when due, PDK may foreclose on all of our assets. In the event PDK forecloses on our assets, any stock in the Company would have no value. Our ability to make gold deliveries on these cash advances, when due, will depend upon our ability to successfully develop our Kiewit mining project.

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

To continue our operations, we will need to obtain additional financing from PDK or outside sources.

Other than future advances by PDK, we have no firm commitments or agreements to provide additional funding to have sufficient capital to fund our operations as they are currently planned or to fund the acquisition and exploration of new properties. We also may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the fair market value of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

We do not know if our properties contain any gold, silver, copper, tungsten, or other precious minerals that can be mined at a profit.

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

Our business is mining for gold, silver and other precious minerals. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we increase operations on our mining properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations may also be subject to liability for pollution or other environmental damage. We are not currently insured against this risk because of high insurance costs.

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

Our property is comprised of patented and unpatented lode claims created and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented lode claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt and our claims subject to challenge. If we discover mineralization that is close to the claims’ boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals. This uncertainty leaves us exposed to potential title suits. Defending any challenges to our property title will be costly and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title, nor do we intend to carry title insurance in the future.

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

There is currently no public market for our common stock. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. If an active market is established, the market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2019 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Kiewit Project, Utah

The Kiewit gold property located in the Gold Hill Mining District in Tooele County, Utah, is our principal mineral property and is an exploration stage property. In June 2019 we also acquired 20 patented mining claims contiguous to our Kiewit property. We have not determined to what extent we will develop these new claims. We were attracted to the Gold Hill Mining District because of its similarities to productive mining districts and its past positive exploration results. The gold potential of the Gold Hill Mining District is enhanced by similarities to surrounding gold deposits. We believe the scale, number and frequency of the Gold Hill Mining District gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of other productive mining districts.

Location, Infrastructure, and Geography of Kiewit

The Gold Hill Mining District is in Tooele County, Utah, located at 40º 07’ 00” North latitude, 113º 49’ 40” West longitude. The district includes the north end of the Deep Creek Mountains, one of the nearly north-south ranges that are common in the Great Basin. On the east and north, the mountain area is separated by gravel slopes from the flat plain of the Great Salt Lake Desert, and on the west, it is bounded by the Deep Creek Valley and groups of irregular low hills. It is approximately 190 miles west-southwest of Salt Lake City, Utah, and approximately 56 miles south southeast of Wendover, Utah. The project is reached by taking Alternate 93A south from Wendover approximately 28 miles and turning east on to the Ibapah Highway, a paved two-lane road. Approximately 17 miles east is a maintained two-lane county road which provides access to the property approximately 11 miles southeast to the town of Gold Hill, Utah. The Kiewit mine and the mill site are accessible by dirt roads maintained year-round. Access to the property is maintained all year.

Power is supplied by the Company’s diesel generators and water for mining operations is supplied from an existing groundwater well. Drinking water is trucked to the site using a local vendor.

At July 29, 2019 we had 32 full time and 2 part time employees, with the expectation to expand that with an additional 10-15 employees by year end. All employees are assigned to work at the Kiewit site, with the exception of the officers and one engineer, who work from the corporate office in Reno, NV, with periodic site visits.

The Gold Hill area lies within the region of the interior drainage that includes western Utah and most of Nevada, and, like the remaining portions of that area, is a high desert semi-arid climate. The area is composed of a highly dissected group of hills of relatively low relief. The elevation of the Kiewit Mine is approximately 5,500 feet. The Gold Hill area is bounded on the east by the Great Salt Lake Desert at an altitude of about 4,300 feet, on the north by Dutch Mountain with a higher elevation of 7,735 feet, on the west by Clifton Flat at an approximate elevation of 6,600 feet, and on the south by Montezuma Peak with an elevation of 7,369 feet.

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

The higher portions of the Deep Creek Range and small areas near the summits of the adjoining mountains support a fairly heavy growth of yellow pine. The lower slopes of these mountains have a sparse covering of juniper and piñon trees. On the lower hills and on the gravel slopes surrounding them, these trees give way to sagebrush. The floor of the Great Salt Lake Desert in the north-east corner of the district is almost completely barren of vegetation.

Kiewit Mining Claims

The Kiewit mining claims consist of 66 unpatented and surface rights to 10 patented mining claims covering approximately 18.3 square miles located in the Gold Hill Mining District in Tooele County, Utah.

The Kiewit mining claims were part of a larger group of mining claims leased from Clifton Mining Company and its subsidiary, The Woodman Mining Company, in July of 2009. The original lease with Clifton was amended in June of 2010. In March 2019, the lease agreement was again amended by a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of the Amended Lease, the Company relinquished its leasehold interest in all but the current Kiewit patented and unpatented claims. The lease term is 20 years and for so long thereafter as the mining claims are being actively used by the Company for commercial mining purposes. The Company is required to pay all property payment and payment obligations with respected to the leased premises.

Under the terms of the Amended Lease the Company acquired and cancelled Clifton’s 5% royalty interest from production on the Kiewit project. The Company also acquired from third parties and cancelled the remaining 1% outstanding royalty interest thereon, for which the Company paid each of two parties $50,000.

As consideration for entering into the Amended Lease, the Company paid Clifton $3,000,000, plus $13,390 in satisfaction of delinquent amounts owed Clifton, and issued 5,500,000 shares of its common stock. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months from the Amended Lease. In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims. The Company has agreed to maintain the effectiveness of the Registration Rights Agreement for a period of three years.

Desert Hawk may mortgage or pledge its leasehold interest under the Amended Lease for purposes of financing exploration, development, and mining operations on the leased premises, including corporate overhead for such operations, but it cannot otherwise encumber the leased premises without Clifton’s prior, written discretionary consent. In connection with the PDK funding, the Company granted to PDK a security interest in all of the assets of the Company and issued and recorded a Leasehold Deed of Trust which included an assignment of leases, rents, as extracted collateral and contracts, a security agreement and fixture filing.

The Amended Lease cannot be assigned or subleased without the prior written consent of Clifton. Further, PDK may, without Clifton’s consent, hold a foreclosure sale, take title to Desert Hawk’s interest under the Amended Lease, or transfer or assign the Company’s interest under the Amended Lease. The Company may surrender the Amended Lease as to all or any part of the leased premises, after proper reclamation of all portions of the land to be surrendered affected by its operations. However, so long as any mortgage of PDK remains in effect, the Amended Lease cannot be modified, and Clifton will not accept a surrender of any of the leased premises or a termination or release of the Amended Lease, without the prior written consent of PDK.

Kiewit Geology and Mineralization

The Gold Hill area hosts lithologic units ranging in age from the Cambrian through to Quaternary Periods including six Paleozoic sedimentary formations of Carboniferous-age from the Cordilleran miogeosyncline. Geology of the Gold Hill Mining District is dominated by a large Jurassic granodiorite stock intruding the Carboniferous sedimentary package consisting of carbonates (limestone and dolomite) and lesser clastic sequences, notably shale and quartzite. The contact between the granodiorite and sediments is clearly intrusive at many localities. In other exposures, the contact is a post-intrusive fault contact or localized detachment fault.

Other lithologies in the District include silica breccias, jasperoids and assorted (locally tuffaceous) volcanics. minor small, intrusive plugs and dikes of probable Tertiary age also occur in the area. Most of the present-day surface is covered with colluvial slope wash and the canyons and narrow washes have alluvial fill of various thicknesses.

The Kiewit historic gold zone is hosted within a structural zone traceable on the surface for a distance of approximately 2.5 miles across the full length of the Kiewit project area and beyond. This structure trends north-north-easterly with a gentle westerly dip ranging 20-30 degrees, often occupying dip-slopes across the area. The zone comprises a 30 to 165 foot thick, gently westerly dipping gold bearing oxidized quartz stockwork section in granodiorite. The zone is mostly exposed on the surface and occupies the dip-slope located at the southern part of the Kiewit project area. Projected western and northern extensions of the stockwork dip under Carboniferous Sedimentary rocks, although it is ultimately truncated by the Rodenhouse Fault located approximately 2,500 feet to the west.

The Kiewit gold zone is part of a typical low-sulfidation gold bearing epithermal system. It is manifested as a zone of quartz and quartz-carbonate veining and stockworks within the more laterally extensive (2.5 miles long and up to 1,650 feet wide) Kiewit structural zone fault/fracture system. The Kiewit structural zone comprises a group of lithologies overlying a major fault zone that is manifested as a three to 16 feet thick silica breccia unit in granodiorite. A basal three to six foot thick quartz-carbonate vein overlies this basal silica breccia and is followed up-section by a fault-bounded interval of relatively unaltered granodiorite that forms the footwall of the stockworks. At some locations, this footwall granodiorite is absent and the stockwork zone is instead in fault-contact with the basal quartz-carbonate vein. The footwall of the stockwork zone is defined by faulting, with a north-north-easterly trend and shallow westerly dip. The “footwall” fault appears to have developed after the stockwork and served to juxtapose altered and mineralized rocks of the historic gold zone over relatively mineralized and fresh granodiorite. The amount of displacement along this fault is unknown and the structure may be regarded as a detachment zone.

Precious metals mineralization at Kiewit occurs primarily as electrum and is hosted in a stockwork zone associated with a low angle fault zone. The stockwork zone comprises argillic-propylitic altered granodiorite with randomly oriented to anastomosing veinlets, as well as veins with variable mix of white to grey chalcedony/quartz and white to beige carbonate and adularia. The veins are commonly less than two centimeters wide but larger veins with apparent thickness up to one meter or greater are present on surface and in diamond drill core. The larger veins display typical epithermal style open space fillings and have variable textures.

The mineralized stockwork is reported by Dumont to generally contain up to 30 randomly oriented veinlets making up 30% of the rock volume. The highest gold grades are also reported by Dumont to generally be associated with the larger veins or where vein density is greatest which suggests that the gold mineralization is spatially associated with the quartz-carbonate veins.

Kiewit Exploration Programs and Mining Activities

The Kiewit mining claims are without known reserves but beginning in 2014 the Company started extraction of gold without determining mineral reserves. The Kiewit mine is a small open pit, heap leach operation that produced gold and silver. Initial production at Kiewit commenced in June 2014 and was suspended in June 2016. Production was suspended due to low metal prices and undercapitalized operations. A fresh water well failure in July 2016, due to suspected sabotage, caused a complete leach pad shut-down. Fresh water pumping was re-started in mid-March 2017 mostly to reduce solution volumes as no sodium cyanide (NaCN) was being added. The mine resumed leaching activities in the spring of 2018 and recovered some gold but suspended operations again in October 2018 to secure funding for continued operations. In April 2019 we recommenced mining operations. The book value of the mining property and its associated plant and equipment was $4,294,708 as of December 31, 2018.

History of Previous Mining Activities

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

Between 1994 and 1997 Kennecott Utah Copper, now owned by Rio Tinto, explored a large region of the district. In December 2002 Clifton Mining and Woodman Mining entered into an option-joint venture agreement with Dumont Nickel Inc., which in 2010 changed its name to DNI Metals Inc. The joint venture ultimately covered approximately 10.3 square miles of mineral properties but did not include the Yellow Hammer claims which were controlled by the Moeller family. In 2003 Dumont commenced exploring the properties with the objective of identifying bulk mineable gold, copper and silver targets through regional work as well as several drill programs. Beginning in 2004 Dumont completed a regional-scale grid and reconnaissance rock and soil sampling exploration program with detailed, targeted exploration work over the Clifton Shears Corridor, the Kiewit Zone and the prior zone owned by Kennecott. Ultimately, Dumont determined that the scale of the project was too small and decided to sell its interest in the project. In July 2009 Dumont completed the sale of all its mineral properties in this area to Clifton Mining Company for $255,000 cash and a 0.5% net smelter return royalty against future production proceeds from the Cane Springs Property and from portions of the Kiewit project claims. The joint venture and the option agreement were both subsequently dissolved and terminated.

Processing Plant and Mining Equipment

The Kiewit mine is an open pit mine using conventional open pit mining methods with drilling, blasting, loading with a wheeled loader and truck haulage to the ore stockpile near the crusher. We recommenced operation of the mine in April 2019. We also use a top hammer drill for all blast holes and a dozer to move waste and for road building, as required. We also use a grader and water truck for haul road maintenance. At the leach pad we use a wheeled loader to feed the crusher and a dozer to level the pad.

The current processing facility can process approximately one million tons per year, which we plan to increase to three million tons if resource expansion dictates. We anticipate that this expansion will require an update or amendment of some permits. Ores are crushed, truck-stacked and heap-leached at the Company’s mine site. Pregnant solutions are passed through a conventional carbon column with the resultant gold-bearing carbon refined off-site.

Mining Permits

The Kiewit mining claims exist entirely on federal Bureau of Land Management unpatented mining claims. The heap leach pad and process area are located on patented mining claims approximately 3,000 feet to the southwest of the Kiewit claims.

In February 2010 we filed an application with Utah Division of Oil, Gas and Mining for a Large Mining Operations Permit to commence large mining operations for three open pit mines and a heap leach gold facility. Final approval was received in November 2012. In February 2010 we also submitted a Plan of Operation to the BLM. Final approval was received in January 2014. A separate Groundwater Discharge Permit through the Utah Department of Environmental Quality was issued on December 7, 2010.

In addition to completing the notice of intent filing, the BLM requires an analysis of our Plan of Operation in compliance with the National Environmental Protection Act. Approval of the Environmental Assessment was issued in January 2014 and development of the project began in February 2014 after posting a reclamation Bond in the amount of $1,348,000. The bond has since been replaced with a surety bond in the same amount, a condition of which was the deposit of $674,000 (50% of the bond amount) into escrow with the bonding company.

The Company believes it has all necessary environmental permits and authorizations to support existing operations. As we expand or update the current mining plan of operations (the “POO”), we will require an update or amendment of some permits and before we can implement any changes in our operating parameters, we will need to modify our existing permits or seek new permits. We anticipate that the following permitting modifications will be required:

●	POO Modification: A POO modification would be required to support our planned increased production capacity, expansion of the mine pit, and the expansion of the leach pad. The POO modification must be submitted to the BLM, and the process would require National Environmental Policy Act compliance, including public review and comment. We anticipate submitting the modification in July 2019 and obtaining this modification by fourth quarter 2019.

●	Air Quality Permit to Construct: A modification to the Air Quality Permit to Construct would be required for production increases from the one million tons per annum to the three-million-ton level. We anticipate submitting our application in August 2019 and expect permit issuance by the end of 2019.

●	Water Discharge Permit: A modification to our existing water discharge permit would be required for the expansion including enlargement of the heap leach facility. The permit includes monitoring of the heap leach leak detection system and groundwater monitoring wells in the vicinity of the heap leach and process area. We anticipate submitting the modification in July 2019 and obtaining the modification by the end of 2019.

●	Reclamation Plan: A Reclamation Plan Approval would be required by the Utah DOGM Office. However, the Aggregate Mine Land Reclamation Act would require approval by the Inspectors Office of the POO amendment addressing new infrastructure and disposal facilities. We anticipate submitting the POO amendment for approval by July 2019and receiving approval by the end of 2019.

We are in the process of engaging outside consultants to assist us in seeking modification or new permits to accomplish the above.

2018 and First Quarter 2019 Mining Activities

During 2018 through October of that year we mined 50,000 tons of waste but did little or no crushing or processing. From October 2018 through the end of first quarter 2019, we ceased principal mining operations and focused on securing funding. During that period the mine operation was on care and maintenance with water and air quality monitoring ongoing as required by existing permits.

Planned 2019 Exploration and Mining Activities

Using the funds from the PDK transaction, we have commenced a drilling program on the Kiewit mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. We propose to drill 75 holes to a depth of 400 feet each and estimate the cost for the drilling program at approximately $600,000. This drilling program is estimated to be completed over the next 18 months, at an estimated cost of $600,000. We further plan to complete a series of column tests at a cost of approximately $50,000.

We also intend to continue extraction of mineralized ore and to upgrade and expand the current facilities, as resource expansion dictates.

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

Unregistered Sales of Securities

From March through June 2018 we sold 2,125,000 shares of our common stock at $0.40 per share for gross proceeds of $850,000. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(c) promulgated thereunder, as a transaction by an issuer not involving any public offering. At the time of the sale of the shares, we reasonably believed that each purchaser was an accredited investor as defined in Regulation D. No underwriting discounts or commissions were paid in connection with the sales.

In connection with our promissory notes issued to West C Street and Ibearhouse, during the year ended December 31, 2018, we issued a total of 300,000 shares to satisfy the penalty provision for non-payment of accrued interest. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. At the time of each issuance of the shares, we reasonably believed that each party was an accredited investor as defined in Regulation D. No underwriting discounts or commissions were paid in connection with these issuances.

Holders

At July 29, 2019, we had 649 holders of our common stock. The number of record holders was determined from the records of our transfer agent and our internal records and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Pacific Stock Transfer Co., Las Vegas, Nevada, to act as the transfer agent of our common stock.

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

We were originally incorporated in the State of Idaho on November 5, 1957. For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations. In 2008, we changed our corporate domicile from the State of Idaho to the State of Nevada. In May 2009, we raised funds to recommence mining activities. In July 2009, we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah. We hold leasehold interests within the Gold Hill Mining District consisting of 66 unpatented mining claims and 10 patented claims. From these claims we have centered our exploration activities on the Kiewit site.

During 2018 we settled our outstanding debt with DMRJ Group I, LLC and repurchased and retired all outstanding preferred shares issued to them under the 2010 Investment Agreement with them. During 2019 we secured funding of up to $21,200,000 from PDK Utah Holdings LP under the terms of the Prepaid Forward Gold Purchase Agreement dated March 7, 2019. We also renegotiated our lease with Clifton Mining and released all but the current unpatented and patented mining claims. We also reacquired the existing royalties from Clifton and its affiliates and issued a royalty to PDK equal to 4% of the net smelter returns from our mine.

We suspended our mining operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we have recommenced mining operations.

Results of Operations for the Years Ended December 31, 2018 and 2017

During the years ended December 31, 2018 and 2017, we had net gain (loss) of $21,344,498 and $(4,076,641), respectively. This represents an increase in income of $25,421,139 for the year ended December 31, 2018. The increase in net income for the year ended December 31, 2018 is generally attributable the cancellation of our agreement with DMRJ whereby we agreed to repurchase the debt and preferred shares previously owned by them.

Liquidity and Cash Flow

Net cash used by operating activities was $659,857 during the year ended December 31, 2018, compared with $1,074,188 cash used during the year ended December 31, 2017. The decrease in cash used by operating activities of $414,331 is primarily attributable to agreement made with DMRJ to repurchase the debt and preferred shares previously owned by them.

Net cash used by investing activities was $74,104 during the year ended December 31, 2018, compared to cash used by investing activities of $30,976 during the year ended December 31, 2017. The increase in cash used by investing activities of $43,128 is attributable to increased additions to property and equipment during 2018. Net cash provided by financing activities was $738,465 during the year ended December 31, 2018, compared with $451,432 during the year ended December 31, 2017. This increase in cash provided by financing activities of $287,033 is primarily a result of sales of our common stock offset in part by payment of notes payable.

As a result, cash increased by $4,504 during the year ended December 31, 2018, leaving us a cash balance of $8,716 as of December 31, 2018, as compared to an ending cash balance of $4,212 as of December 31, 2017.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 3, “Summary of Significant Accounting Policies,” in our attached audited financial statements for a discussion of those policies.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2018, we had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with limited refinements based on actual results.

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

Reclamation and Remediation

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. We use assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on our current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation, we used a credit adjusted risk-free interest rate of 8% - 10% and projected mine lives of 5 - 12 years, depending on the site. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. At December 31, 2018 and 2017, Asset Retirement Obligations total $792,747 and $1,046,621, respectively, for all of our Gold Hill properties.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of December 31, 2018, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, due to financial considerations, we were unable to timely file this annual report on Form 10-K and, thus, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of July 29, 2019 the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Howard Crosby	67	Director, Chairman	2016	Mr. Crosby served as our Chief Executive Officer from April 2016 until April 2017. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He served as a director of White Mountain Titanium Corporation from 2004 until March of 2016. Both Independence Resources and White Mountain Titanium were previously reporting companies with the SEC. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975. Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board of Directors.

Rick Havenstrite	60	Director, President and Chief Executive Officer	2009	Mr. Havenstrite has served as our President since April 2009 and as Chief Executive Officer since April 2017 and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner, with his wife, and President of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as Manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, a exploration mining company, as Vice-president of Operations on the Milford Copper Project; from 1992 until 1996 he was General Manager of Nevada Operations for Arimetco Mining in Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Nevmont Minerals, a small gold mining company, as Manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, beginning his employment with the company as Project Engineer at the Buckskin Mine from 1983 to 1985, subsequently moving with the company to Ely, Nevada where he was the Mine Superintendent and then Mine Manager of the Robison Mine from 1985 to 1988, and finally serving as Manager of Mining for Alta Gold’s operating mines in Nevada, Idaho, Oregon and Colorado; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as a mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in Mining Engineering from the University of Reno, Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Name	Age	Positions	Director Since	Employment Background
Marianne Havenstrite	61	Treasurer and Principal Financial Officer	--	Ms. Havenstrite has been our Principal Financial Officer from May 2013 to April 2016 and since March 2017. Since May 1999 she has been the co-owner with her husband, and has served as Vice-president, of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. She received her Bachelor of Science degree in accounting from the University of Nevada, Reno in 1980.

John P. Ryan	57	Director	2017	Mr. Ryan served as our Chief Financial Officer for a short time period beginning in April 2016 until March 2017. He has been an active entrepreneur in the resources sector for over twenty years. Since 1995 he has been self-employed through his own company, Quest Consulting, providing consulting services for both private and public mining companies. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources from 1995 to 2005 High Plains Uranium from 2004 to 2007, U.S. Silver Corporation from 2006 to 2009, and Western Goldfields, Inc. from 2001 to 2005. From December 2012 through April 2017 he served as a director of Mineral Mountain Mining and Milling Company. Mr. Ryan has extensive executive experience and provides our Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan has acted as a professional Director in a number of cases of turnaround and/or distressed company scenarios. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Phillip H. Holme	31	Director	2019	Since September 2014 Mr. Holme has served as Trading Officer of H&H Metals Corp. ., a private company engaged in trading of non-ferrous metals and concentrates, and which specializes in commercial recycling of most residues and byproducts resulting from the mining and metallurgical industry. From 2010 until August 2014, he was employed initially as an intern and ultimately as an associate of Newedge Financial Ltd., a derivatives brokerage firm. Mr. Holme graduated in 2010 with a Bachelor’s Degree in international economics and international affairs from George Washington University.

Rick Havenstrite and Marianne Havenstrite are husband and wife. From March 2018 through January 2019 we engaged H&H to provide certain mining consulting services. Mr. Holme was designated by H&H Metals Corp. to be a director of the Company in accordance with Section 3 of the Termination and Settlement Agreement dated January 16, 2019 between the Company and H&H. Mr. Holme was appointed a director concurrent with the closing of the Initial Funding by PDK on March 7, 2019.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law. We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2018, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

Officers are to be elected by the Board of Directors at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of the executive officers or directors, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2018 and 2017:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $		Option Awards $		All Other Compensation $		Total $
Rick Havenstrite, President and CEO	2018	120,000	(1)	190,000	(2)	12,000	(3)	322,000
	2017	120,000	(1)	0		12,000	(3)	132,000

(1)	Mr. Havenstrite’s 2018 compensation consisted of $120,000 in base salary, of which $101,538 was accrued in 2018 and paid in 2019. Mr. Havenstrite’s 2017 compensation consisted of $120,000 in base salary, $119,000 of which was accrued in 2017 and paid in 2019.

(2)	Mr. Havenstrite’s option award of $190,000 in 2018 consists of options to purchase up to 1,000,000 shares of our common stock at a price of $.40. The options were fully vested on the date of grant. The fair value of each option award is valued at $.19 as estimated using the Black-Scholes valuation model.

(3)	Mr. Havenstrite received $12,000 and $12,000 in 2018 and 2017, respectively (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada. The total accrued and unpaid rent for office space at December 31, 2018 for RMH Overhead (Mr. Havenstrite) was $18,750, which was paid in 2019.

In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our company. The term of the agreement was originally for four years, expiring September 1, 2014, with automatic one-year extensions unless notice is given by either party. The employment agreement was renewed for one-year terms beginning September 1, 2015, 2016, 2017 and 2018. Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company. Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time. In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 50 hours per week, to our business and approximately 10%, or five hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada. He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us. The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board of Directors or the Compensation Committee (if any). Effective May 1, 2019, the base salary was increased to $144,000. No performance bonuses have been paid under the employment agreement since its commencement.

Under our employment agreement with Mr. Havenstrite, if we terminate the agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay him a severance package equal to one-half times the largest annual base salary plus the largest annual performance compensation received by him under the agreement, payable 75% within 30 days and the balance within 30 days of the first anniversary of the termination.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table sets forth the outstanding equity awards for each named executive officer as of December 31, 2018:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Rick Havenstrite	1,000,000	$0.40	February 23, 2023

Compensation of Directors

The following table sets forth the compensation of directors for the year ended December 31, 2018:

Director Compensation

Name	Fees earned or paid in cash ($)	Option awards ($)	Total ($)
Howard Crosby	60,000	190,000	250,000
John Ryan	-0-	38,000	38,000

Director compensation for Howard Crosby was increased from $5,000 to $6,000 per month effective June 1, 2019, and the director compensation for Mr. Ryan was set at $5,000 per quarter commencing second quarter 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of July 29, 2019, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	5,162,066	(2)	18.9%
Howard Crosby 1290 Holcomb Ave. Reno, NV 89502	1,000,000	(3)	3.7%
John P. Ryan 5968 N. Govt. Way #305 Dalton Gardens, ID 83815	600,000	(4)	1.5%
Phillip H. Holme 509 Madisen Ave. Suite 2210 New York, NY 10022	1,500,000	(5)	5.7%
Executive Officers and Directors as a Group (4 Persons)	8,262,066		29.0%
H&H Metals Corp. 509 Madison Ave., Ste. 1902 New York City, NY 10022	1,500,000	(6)	5.7%
Ibearhouse, LLC Kelley Price 7806 NE 10th Street Medina, WA 98039	3,760,353		12.9%
West C Street, LLC Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	2,260,353		7.8%
Clifton Mining Company 101 South 200, Suite 700 Salt Lake City, UT 84111	6,060,824		23%
Marianne Havenstrite 1290 Holcomb Ave Reno, NV 89502	5,162,066	(7)	18.9%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of the date of this table, we had 26,631,603 shares outstanding.
(2)	Of these shares, 25,000 are owned of record by Mr. Havenstrite’s wife, Marianne Havenstrite, and 1,000,000 are owned of record jointly by Mr. and Mrs. Havenstrite. These shares also include exercisable options to purchase 1,000,000 shares.
(3)	Represents exercisable options to purchase 1,000,000 shares.
(4)	Includes exercisable options to purchase 200,000 shares.
(5)	The shares beneficially owned by Mr. Holme are owned of record by H&H Metal Corp., an entity controlled by Mr. Holme, who is deemed to share beneficial ownership of the shares with the entity.
(6)	H&H Metals Corp. is an entity controlled by Mr. Phillip H. Holme.
(7)	Of these shares, 3,137,066 are owned of record by Mrs. Havenstrite’s husband, Rick Havenstrite and 1,000,000 are owned of record jointly by Mr. and Mrs. Havenstrite. Also includes exercisable options to purchase 1,000,000 by Mr. Havenstrite.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides disclosure as of December 31, 2018, of compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	2,400,000	$0.19	-0-
Total	2,400,000	$0.19	-0-

On March 28, 2018 the Board of Directors adopted the 2018 Stock Incentive Plan (the “Plan”). The purposes of the Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

There are 2,400,000 shares of common stock authorized for non-qualified and incentive stock options, restricted stock units, restricted stock grants, and stock appreciation rights under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. No shares remain available for grants under the Plan

The Plan is administered by our board of directors; however, the board of directors may designate administration of the Plan to a committee consisting of at least two independent directors. Only employees of our Company or of an “Affiliated Company”, as defined in the Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

No option awards may be exercisable more than ten years after the date it is granted. In the event of termination of employment for cause, the options terminate on the date of employment is terminated. In the event of termination of employment for disability or death, the optionee or administrator of optionee’s estate or transferee has six months following the date of termination to exercise options received at the time of disability or death. In the event of termination for any other reason other than for cause, disability or death, the optionee has 30 days to exercise his or her options.

The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Under the Amended and Restated 15% Convertible Promissory Notes entered into on July 14, 2010 (the “Notes”), as corrected, between the Company and West C Street and Ibearhouse (the “Note Holders”), each a 5% shareholder of the Company, an agreement was made with the Note Holders to begin paying the monthly interest pursuant to the Notes in stock rather than cash. We issued 150,000 shares to each of the Note Holders on each of November 30, 2017, 2016 and 2015 as penalty shares in connection with the extensions of the due dates of the Notes for three one-year periods. During the year ended December 31, 2018, we accrued $32,425 as interest payable to each Note Holder and accrued interest payable for each of these Notes at December 31, 2018 was $171,175. We also issued 150,000 shares to each of the Note Holders in June 2019 as penalty shares for the period ending November 30, 2018.

Effective February 28, 2018, we entered into amendments to the Notes pursuant to which no interest is payable until May 31, 2019, and the interest rate on the Notes was changed to 10%. The Note Holders also waived past defaults under the Notes of non-payment of past-due interest payments and released the convertibility feature of the Notes. These Notes were fully repaid by us in 2019.

Effective February 28, 2018, we entered into a Stock Purchase Agreement (the “SPA”) with Ibearhouse and West C Street where the Company exchanged 4,500,000 shares of common stock to the convertible debt holders for $625,000 in cash and several concessions as to the convertibility, due dates and default provisions on their outstanding debt.

On October 14, 2016, the Company entered into 10% Secured Convertible Promissory Notes with each of the Note Holders in the principal amounts of $125,000. The notes are secured by all of the assets of the Company. Interest payments on the notes are deferred until May 31, 2019 and the notes mature on May 31, 2019. The notes were convertible by the holders at any time prior to maturity at the lesser of (i) $0.25 per share; or (ii) the price of any convertible debt or equity funding (including the purchase of DMRJ Group’s interest by any third party.) During the year ended December 31, 2018, we accrued $12,500 as interest payable to each Note Holder and accrued interest payable for each of these Notes at December 31, 2018 was $29,692. These secured notes were fully repaid by us in 2019.

On August 7, 2017, the Note Holders funded an additional aggregate of $500,000 under similar terms. These funds were used to sustain minimum operations of the Company until resolution of the DMRJ Group debt with the trustees. On February 28, 2018 both of these notes were amended to allow for the maturity date and the payment date for accrued interest to be changed to May 31, 2019. During the year ended December 31, 2018, we accrued $24,732 as interest payable to each Note Holder and accrued interest payable for each of these Notes at December 31, 2018 was $33,570. These notes were fully repaid by us in 2019.

Since 2009 we have leased our corporate office space from RMH Overhead, LLC (“RMH”), an entity owned and controlled by Mr. Havenstrite, our President and a director. From 2009 until February 2014 monthly rent was $500 per month and since March 2014 monthly rent has been $1,000. The rental agreement is from month-to-month and can be cancelled by either party at any time. During 2018 we paid an aggregate of $12,000 in rent for this space, $10,000 of which was paid and $2,000 was accrued, bringing the accrued rent due to RMH Overhead, LLC to $18,750. The accrued rent was fully paid by us in 2019.

On June 20, 2016, the Company entered into an agreement with a related party, RMH Overhead, LLC, to lease certain mining and crushing equipment, some of which was previously owned by the Company. The terms of the lease were 24 monthly payments of $9,212 which included interest at 15%. At the conclusion of the lease term, the equipment may be purchased by the Company for a nominal fee. Although the 24-month lease term had expired at December 31, 2018, $69,562 remained due on this agreement. This account, including late fees, was fully paid by us in 2019.

Marianne Havenstrite, wife of Rick Havenstrite, is employed by the Company and acts as our Treasurer and Principal Financial Officer. For the year ended December 31, 2018 Mrs. Havenstrite earned $72,000 of which $60,923 was accrued and paid in 2019. Mrs. Havenstrite currently devotes approximately 80% of her time, or approximately 50 hours per week, to our business and approximately 20%, or ten hours per week, of her business time to Overhead Door Company of Sierra/Nevada, Inc., her overhead door business in Reno, Nevada. We do not have a formal compensation agreement with Mrs. Havenstrite.

On March 7, 2019 we appointed Phillip H. Holme as a director of the Company. Effective beginning second quarter 2019, we agreed to compensate Mr. Holme $5,000 per quarter for his services as a director.

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which terminate February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;

●	Howard Crosby – 1,000,000 options;

●	John Ryan – 200,000 options; and

●	Linde Havenstrite – 200,000 options.

Policies and Procedures Regarding Related Party Transactions

We have not adopted a specific policy pursuant to which an actual or proposed financial transaction, arrangement or relationship with a related person is subject to review or approval or, if applicable, ratification, by our Board of Directors. Under Nevada law any contract or other transaction between the company and one or more of its officers or directors or another entity in which one or more of the directors or officers are directors or officers or are financially interested may be void or voidable unless (i) the common relationship is disclosed to the remaining disinterested directors who thereafter approve or ratify the contract or transaction; (ii) the common relationship is disclosed to shareholders and shareholders holding a majority of the voting power of the company, including shares held by the interested officer or director, approve or ratify the contract or transaction, or (iii) the contract or transaction is fair as to the company at the time it is authorized or approved.

Independent Directors

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the NYSE American (formerly known as the American Stock Exchange and more recently the NYSE MKT) to determine the independence of our directors. These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that John P. Ryan would be considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2018 and 2017 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2018	$40,000
2017	$34,703

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state income tax returns. In 2018 and 2017, we were billed $1,000 and $-0- for income tax preparation work for federal and state tax returns for 2014. Income tax returns have not yet been filed for 2014, 2015, 2016, 2017 or 2018. We do not expect any tax liability for any of the unfiled years.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2018 and 2017 we were not billed for other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation filed March 1, 2010	S-1	333-169701	3.1	9/30/10
3.2	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
10.1	Pre-paid Forward Gold Purchase Agreement dated March 7, 2019 (confidential information has been redacted)					X
10.2	Leasehold Deed of Trust dated March 7, 2019					X
10.3	Second Amended and Restated Lease Agreement effective March 7, 2019					X
10.4	Registration Rights Agreement effective March 7, 2019					X
10.5	Conveyance of Net Smelter Returns Royalty Interest effective March 7, 2019**
10.6	Agency Agreement dated March 29, 2018, with H&H Metals Corp.	8-K	333-169701	99.6	3/13/19
10.7	Termination Agreement dated January 16, 2019, with H&H Metals Corp.	8-K	333-169701	99.7	3/13/19
10.8	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.9	Amendment No. 1 dated effective May 1, 2019 to the Employment Agreement with Rick Havenstrite*	8-K	333-169701	99.1	7/22/19
10.10	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.11	Assignment and Assumption Agreement dated February 13, 2018					X
10.12	Equipment Lease Agreement dated June 20, 2016 with RMH Overhead, LLC	10-K	333-169701	10.36	6/29/18
10.13	Ben Julian LLC Option Agreement dated March 26, 2019					X
10.14	Letter Agreement dated June 7, 2019, with Clifton Mining Company					X
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.
**	To be filed with subsequent filing.

ITEM 16. FORM 10-K SUMMARY

None.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: July 30, 2019	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Howard Crosby	Director and Chairman	July 30, 2019
Howard Crosby

/s/ Rick Havenstrite	President, CEO, and Director (Principal Executive Officer)	July 30, 2019
Rick Havenstrite

/s/ John P. Ryan	Director	July 30, 2019
John P. Ryan

/s/ Phillip H. Holme	Director	July 30, 2019
Phillip H. Holme

/s/ Marianne Havenstrite	Treasurer (Principle Financial and Accounting Officer)	July 30, 2019
Marianne Havenstrite

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Desert Hawk Gold Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Desert Hawk Gold Corp (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has historical net losses from operations and negative cash flows from operations. At December 31, 2018, accumulated deficit is $5,674,925. These factors raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

We have served as the Company’s independent auditor since 2011.

Spokane, Washington

July 24, 2019

DESERT HAWK GOLD CORP

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS		Revised
CURRENT ASSETS
Cash	$8,716	$4,212
Inventories, current (Note 6)	1,193,341	371,778
Prepaid expenses and other current assets	40,475	102,251
Total Current Assets	1,242,532	478,241

INVENTORIES, non-current, (Note 6)	-	1,686,592
PROPERTY AND EQUIPMENT, net (Note 7)	3,415,707	3,621,436
MINERAL PROPERTIES AND INTERESTS, net (Note 8)	879,001	1,205,387
RECLAMATION BONDS (Note 5)	753,290	753,054

TOTAL ASSETS	$6,290,530	$7,744,710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$652,895	$679,580
Accrued liabilities - officer and other wages (Notes 7 and 19)	922,039	709,577
Interest payable - related parties (Note 9 and 10)	463,993	317,436
Short-term notes payable - related parties (Note 10)	249,000	-
Convertible debt - related parties (Note 9)	1,350,000	1,278,000
Obligation under capital lease - related party (Note 11)	69,562	84,110
Notes payable - equipment, current portion (Note 12)	324,111	452,214
Note and interests payable - DMRJ (Note 13)	-	625,000
Total Current Liabilities	4,031,600	4,145,917

LONG-TERM LIABILITIES
Asset retirement obligation (Note 14)	792,747	1,046,621
Note and interest payable - DMRJ (Note 13)	-	24,464,670
Notes payable - equipment (Note 12)	-	16,817
	792,747	25,528,108

TOTAL LIABILITIES	4,824,347	29,674,025

COMMITMENTS AND CONTINGENCIES (Notes 8, 17, 18, 19 and 20)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 4)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A:0 and 958,033 shares issued and outstanding, respectively	-	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 0 and 180,000 shares issued and outstanding, respectively	-	180
Series B: 0 and 444,530 shares issued and outstanding, respectively	-	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,881,603 and 13,956,603 shares issued or to be issued and outstanding, respectively (Note 4)	20,753	13,828
Additional paid-in capital	7,120,355	9,143,418
Accumulated deficit	(5,674,925)	(31,088,143)
Total Stockholders’ Equity (Deficit)	1,466,183	(21,929,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,290,530	$7,744,710

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2018	2017
		Revised
REVENUE
Concentrate sales	$248,344	$162,762

EXPENSES
General production costs	1,587,057	707,732
Exploration expense	3,146	1,300
Officers and directors fees	253,752	252,000
Legal and professional	129,135	71,349
General and administrative	685,925	241,744
Depreciation and amortization	421,228	430,934
	3,080,243	1,705,059

OPERATING LOSS	(2,831,899)	(1,542,297)

OTHER INCOME (EXPENSE)
Gain on extinguishment of DMRJ debt (Note 13)	24,916,561	-
Interest and other income	236	167
Interest and financing expense	(46,760)	(93,312)
Financing expense - related parties (Note 9)	(120,000)	-
Interest expense - related parties (Notes 9 and 10)	(151,749)	(145,691)
Interest expense - DMRJ (Note 13)	(421,891)	(2,295,508)
	24,176,397	(2,534,344)

INCOME (LOSS) BEFORE INCOME TAXES	21,344,498	(4,076,641)
INCOME TAXES	-	-

NET INCOME ( LOSS)	$21,344,498	$(4,076,641)
DEEMED CAPITAL CONTRIBUTION ON EXTINGUISHMENT OF PREFERRED STOCK (NOTE 13)	4,068,720	-
NET INCOME ( LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$25,413,218	$(4,076,641)

BASIC INCOME (LOSS) PER SHARE	$1.32	$(0.30)
DILUTED INCOME (LOSS) PER SHARE	$1.12	$(0.30)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	19,196,808	13,682,082
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	22,654,411	13,682,082

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional	Accumulated	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Deficit	Equity
	Shares	Amount	Shares	Amount	Capital	(Revised)	(Deficit)

Balance, December 31, 2016	1,582,563	$1,582	13,656,603	$13,528	$9,131,718	$(27,011,502)	$(17,864,674)

Common stock issued in connection with extension of convertible debt (Note 4)	-	-	300,000	300	11,700	-	12,000

Net loss	-	-	-	-	-	(4,076,641)	(4,076,641)

Balance, December 31, 2017	1,582,563	1,582	13,956,603	13,828	9,143,418	(31,088,143)	(21,929,315)

Stock based compensation (Note 18)	-	-	-	-	456,000	-	456,000

Common stock issued for cash at $.40 per share	-	-	2,125,000	2,125	847,875	-	850,000

Extinguishment of preferred stock (Note 13)	(1,582,563)	(1,582)	-	-	(4,067,138)	4,068,720	-

Common stock issued to convertible debtholders in connection with extinguishment of DMRJ debt (Note 13)	-	-	4,500,000	4,500	620,500	-	625,000

Common stock issued in connection with extension of convertible debt (Note 4)	-	-	300,000	300	119,700	-	120,000

Net income	-	-	-	-	-	21,344,498	21,344,498

Balance, December 31, 2018	-	$-	20,881,603	$20,753	$7,120,355	$(5,674,925)	$1,466,183

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2018	2017
		Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,344,498	$(4,076,641)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	421,228	430,934
Gain on extinguishment of DMRJ debt (Note 13)	(24,916,561)	-
Stock based compensation	456,000	-
Common stock issued for financing expense	120,000	12,000
Accretion of asset retirement obligation	80,468	72,512
Changes in operating assets and liabilities:
Inventories	865,029	(111,997)
Prepaid expenses and other current assets	61,776	30,496
Accounts payable and accrued expenses	96,795	(65,363)
Accrued liabilities - officer and other wages	212,462	213,769
Interest payable - related parties	146,557	124,594
Interest payable - DMRJ	451,891	2,295,508
Net cash (used) by operating activities	(659,857)	(1,074,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(73,868)	(30,676)
Additions to reclamation bonds	(236)	(300)
Net cash (used) by investing activities	(74,104)	(30,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,475,000	-
Proceeds from short-term notes payable - related parties	249,000	-
Proceeds from convertible debt - related parties	72,000	428,000
Payment on note payable - DMRJ	(625,000)	944,060
Payment of short term notes payable - related parties	-	(34,500)
Payment of notes payable - equipment	(417,987)	(798,063)
Payment of obligation under capital lease - related party	(14,548)	(88,065)
Net cash provided by financing activities	738,465	451,432

NET INCREASE (DECREASE) IN CASH	4,504	(653,732)
CASH, BEGINNING OF YEAR	4,212	657,944

CASH, END OF YEAR	$8,716	$4,212

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$46,760	$104,944
NONCASH INVESTING AND FINANCING ACTIVITIVES:
Equipment acquired with notes payable - equipment (Note 12)	$141,631	$-
Accounts payable settled with notes payable - equipment (Note 12)	$131,436	-
Extinguishment of preferred stock (Note 13)	$4,068,720	$-

The accompanying notes are an integral part of these financial statements.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”), a Nevada Corporation, was incorporated on November 5, 1957. The Company commenced its current mining activities on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company, the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah. In 2011, the Company entered into an agreement with DMRJ Group, (a Platinum Partners related entity), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate. Production commenced and revenues of approximately $7,200,000 from sales of gold and other metals concentrate have been received through December 31, 2018.

Ongoing undercapitalization has continued to hamper the Company’s ability to operate. Due to lack of funding, the Company has been temporarily shut down since third quarter of 2017. Subsequent to year end, on March 7, 2019, the Company successfully finalized a lending agreement with PDK Utah Holdings, LLC that enabled production to resume in 2019. See Note 20.

On March 8, 2018, the Company successfully finalized an agreement with the trustees of DMRJ Group (“DMRJ”) which eliminated the note and interest payable balance of $25,541,561 due to DMRJ in exchange for $625,000. In addition, all outstanding shares of preferred stock held by DMRJ were retired and cancelled. See Notes 4 and 13.

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR IMMATERIAL MISSTATEMENTS

In November 2018, the Company determined inventory was overstated since the beginning of production in 2014 based on an error in estimating the gold ounces contained in the ore on the leach pad. The valuation of inventory requires management to develop estimates of recoverable gold on the leach pad. Factors considered in this estimate include quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data), and an estimated recovery percentage (based on ore type). The miscalculation was primarily due to usage of an incorrect bench height measurement which resulted in an overstatement of tonnage contained in the pit. The accumulated overstatement of inventory was $1,263,566 through December 31, 2017. In addition, as a result of the change in estimated gold ounces, amortization of mineral properties was also miscalculated because it is based on units of production. Mineral properties were understated by $90,712 at December 31, 2017.

Management assessed the materiality of the effect of the errors on the Company’s prior annual financial statements, both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Management concluded the error was not material to any previously issued financial statements. Consequently, the Company will correct this error prospectively and revise its financial statements when the balance sheets, statements of operations and comprehensive income and cash flows for such prior periods are included in future filings (“the Revisions”). The Revisions have no net impact on revenue or net cash provided by operating activities as previously reported.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

The adjustments at December 31, 2017 to record the cumulative amounts related to this overstatement for prior periods through December 31, 2017 were:

	As of and for the year ended December 31, 2017
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Inventories, current	$600,000	$(228,222)	$371,778
Total current assets	706,463	(228,222)	478,241
Inventories, non-current	2,721,936	(1,035,844)	1,686,592
Mineral properties	1,114,675	90,712	1,205,387
Total Assets	8,917,564	(1,172,854)	7,744,710

Accumulated deficit	(29,915,289)	(1,172,854)	(31,088,143)
Total shareholders’ equity	(20,756,461)	(1,172,854)	(21,929,315)
Total Liabilities and Shareholders’ equity	8,917,564	(1,172,854)	7,744,710

Statement of Operations
General production costs	591,725	(73,521)	518,204
Operating Loss	(1,426,290)	73,521	(1,352,769)
Net Income (Loss)	(3,960,634)	73,521	(3,887,113)

Basic and Diluted Income (loss) per share	(0.29)	(0.01)	(0.30)

Statement of Cash Flows
Net Income (Loss)	$(3,960,634)	$73,521	$(3,887,113)
Change in inventory	(228,004)	(73,521)	(301,525)
Cash flow from operating activities	(1,074,118)	-	(1,074,118)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the goods or services received or the fair value of the equity interest issued, whichever is more reliably measurable. The Company estimates the fair value of stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

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

Reclamation bonds

Reclamation bonds primarily represent bonds and are restricted primarily for reclamation funding which are carried at cost plus earned interest. Reclamation bonds are shown as a non-current asset and is included in the balance sheet. See Note 5.

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered. The Company records ore on leach pad, solution in carbon columns in process and gold concentrate, at average production cost per gold ounce, less provisions required to reduce inventory to net realizable value. Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, equipment, and mineral properties; and mine administrative expenses. Revenue from the sale of silver is accounted for as by-product and is deducted from production costs. Costs are removed from ore on leach pads as ounces are recovered, based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2018, the Company had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 18 months. See Notes 2 and 6.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments that extend the useful life of the property and equipment are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. See Note 7.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

Mineral Properties and Leases

The Company capitalizes costs for acquiring mineral properties and ongoing mineral lease payments and expenses costs to maintain mineral rights. Upon reaching the production stage, the capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mine property costs include the building of infrastructure of the processing facility including the heap leach pad and the carbon in column process plant along with water wells, roads and fencing. These costs are capitalized until ready for their intended use at which time they are amortized using the units of production method based on projected units of production which approximates the estimated life of the facility. Additionally, interest is capitalized to mine development until such assets are ready for their intended use. The Company does not have proven and probable reserves at this time. See Note 8.

Mineral Exploration and Development Costs

Until proven and probable reserves (as defined by SEC Guide 7) are established, all exploration expenditures are expensed as incurred. Once such reserves are established, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operations, are capitalized and will be amortized on units of production basis over proven and probable reserves. Previously capitalized costs are expensed in the period the property is abandoned.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of its long-lived assets for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, three-year average metals prices, operating capital and costs, and reclamations costs. An impairment loss is recognized when the estimated discounted future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

When applicable, the Company will recognize a liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. See Note 16.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

	2018	2017
Net income (loss)	$21,344,498	$(4,076,641)
Deemed capital contribution on extinguishment of preferred stock	4,068,720	-
Net income (loss) available to common shareholders - basic	25,413,218	(4,150,162)
Interest expense on convertible notes payable - related parties	74,465	-
Net income (loss) available to common shareholders - diluted	$25,487,683	$(4,150,162)

Weighted average shares outstanding - basic	19,196,808	13,682,082
Dilutive shares – convertible notes payable – related parties	3,457,602	-
Weighted average shares outstanding - diluted	22,654,411	13,682,082

Basic income (loss) per share	$1.32	$(0.30)

Diluted income (loss) per share	$1.12	$(0.30)

At December 31, 2018, the common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the options’ exercise price was not lower than the average share price during the year.

At December 31, 2017, common stock equivalents included 3,728,886 shares associated with convertible debt – related parties and 47,211,002 shares associated with convertible preferred stock. These were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Revenue Recognition

Sales of gold concentrate sold directly to customers are recorded as revenues and receivables upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, prices at which sales of our concentrates will be settled are estimated. Previously recorded sales and accounts receivable are adjusted to the estimated settlement metals prices until final settlement by the customer.

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. See Note 15.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability is adjusted when there are changes in the estimated future cash flows due to change in estimated costs or change in time until reclamation will commence. Determination of any amounts recognized is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. See Note 14.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at December 31, 2018 and December 31, 2017.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

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

At December 31, 2018 and December 31, 2017, the Company has no assets nor liabilities that require measurement at fair value on a recurring basis.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $5,674,925 through December 31, 2018 and negative working capital of $2,789,068 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a lender (Note 20) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

New Accounting Pronouncements

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue Recognition, replacing guidance previously codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.

The Company performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how it recognized revenue under previous policies. Revenues involve a very small number of types of contracts and customers. In addition, revenue contracts do not involve multiple types of performance obligations.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

Concentrate sales involve variable consideration as they are subject to changes in metals prices between the time of shipment and their final settlement. However, the Company is able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and values are adjusted each period until final settlement. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur.

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, concerning (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 15 for information on our sales of products.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification of cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018 and there were no material impacts on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018, and there were no material impacts on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this update as of January 1, 2018. We will apply the applicable provisions of the update to any future acquisitions.

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon implementation of the new guidance, we will be required to recognize a liability and right-of-use asset for our operating leases. We have elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented. Our operating leases, which will be impacted upon adoption, are not significant and we anticipate no material impact upon adoption on January 1, 2019.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 4 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2018 Activity

The Company sold 4,500,000 shares of common stock to the convertible debt holders for $625,000 in cash and several concessions as to the convertibility, due dates and default provisions on their outstanding debt. See Note 9. The Company also sold 2,125,000 shares of its common stock at $.40 per share for cash proceeds of $850,000.

The Company failed to repay the related parties’ convertible debt in full on the November 30, 2018 maturity date. See Note 9. Under the terms of the debt agreements, the Company issued 300,000 shares of common stock to the note holders. The shares were valued at $0.40 per share ($120,000) which was determined by management to be the fair value of a share of common stock based upon sales of common stock shares in 2018. The issuance was accounted for as financing expense.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

2017 Activity

The Company failed to repay the related parties’ convertible debt in full on the November 30, 2017 maturity date. See Note 9. Under the terms of debt agreements, the Company issued a total of 300,000 shares of common stock to the note holders and these shares have been recorded as of November 30, 2017. This issuance was valued at an estimated $0.04 per share ($12,000) which was determined by management to be the fair value of a share of common stock based upon a third-party valuation performed in 2014. The issuance was accounted for as financing expense.

Common stock redeemable with gold proceeds

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

Once sales of concentrate began in 2014, all investors in this equity financing opted to convert their shares for cash from 5% of the gold sales. Based on the sales price of gold sold during the conversion period, $151,406 in gold proceeds was due to be paid to investors at December 31, 2016 which is included in accounts payable and accrued expenses at December 31, 2017 and 2018. Payments of these funds due to investors were not made as of December 31, 2018 and the shares were not cancelled. As a condition of the financing agreement settled on March 7, 2019, settlement was made to the four investors. Because of the extended time from investment to payment, each shareholder was paid an amount equal to $1,250 per share purchased and was also allowed to retain stock shares purchased as part of this financing.

Preferred Stock

The Company’s Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

At December 31, 2017, DMRJ Group beneficially owned 77% of the Company on a fully diluted basis. On March 8, 2018, the Company finalized an agreement with the trustees of DMRJ, who owned all of the Series A, A-2 and Series B outstanding preferred stock. This agreement discharged all of the debt owed by the Company to DMRJ and its related affiliates and returned all of the shares of preferred stock to the Company in exchange for $625,000. The Company then cancelled all of the preferred shares of stock. As a result, DMRJ relinquished all ownership in the Company. See Note 13.

NOTE 5 – RECLAMATION BONDS

At December 31, 2018 and 2017, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest. Total reclamation bonds posted at December 31, 2018 and 2017 are $753,290 and $753,054, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 6 – INVENTORIES

The following table provides the components of inventories:

	December 31,
	2018	2017 (Revised)
Ore on leach pad	$1,193,341	$2,058,370
Less: current portion	(1,193,341)	(371,778)
Non-current inventories	$-	$1,686,592

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

Inventories at December 31, 2017 are allocated between current and non-current based on estimated expected sales for the subsequent fiscal year. All inventory at December 31, 2018 is expected to be sold during 2019. Thus the entire balance is classified as current. Inventories at December 31, 2018 and December 31, 2017 and was valued at net realizable value because costs were greater than the market price for gold at both year-end dates.

NOTE 7 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2018 and December 31, 2017:

	December 31,
	2018	2017
Equipment	$3,093,690	$2,919,165
Furniture and fixtures	6,981	6,981
Electronic and computerized equipment	52,874	52,874
Vehicles	108,089	67,115
	3,261,634	3,046,135
Less accumulated depreciation	(1,856,149)	(1,434,921)
	1,405,485	1,611,214

Kiewit property improvements	2,497,436	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,222	2,010,222

Total	$3,415,707	$3,621,436

NOTE 8 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of December 31, 2018 and December 31, 2017 are as follows:

	December 31,
	2018	2017
Initial lease fee
Kiewit, Cactus Mill and all other sites	$600,000	$600,000
	600,000	600,000
Asset retirement costs
Kiewit Site	452,193	789,026
Kiewit Exploration	11,126	10,780
Cactus Mill	26,234	16,133
	489,553	815,939
	1,089,553	1,415,939
Accumulated amortization	(210,552)	(210,552)
Total	$879,001	$1,205,387

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees. As part of the Pre-paid Forward Gold Purchase Agreement finalized in March 2019, the number of claims held was reduced to a total of 76 claims. See Note 20.

In 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah. Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable. The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property. Royalty expense of $13,424 and $9,785 was recognized during the years ended December 31, 2018 and 2017. Amortization expense is based on units of production resulting in no amortization in the year ended December 31, 2018 due to the lack of production. Amortization expense of $18,193 was recognized during the year ended December 31, 2017.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

On August 24, 2018, a letter of default on the Clifton Shears properties was received by the Company with a 30-day period for curing the default.

As part of the Pre-paid Forward Gold Purchase Agreement finalized in March 2019, these royalties were bought out by the Company from Clifton Mining Company and two other minority royalty holders. During first quarter of 2019, the Company and Clifton Mining Company entered into a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of this Amended Lease, the Company relinquished its leasehold interest in all but 10 of the patented mining claims, for which it retained only the surface rights, and 66 of the unpatented lode mining claims previously held by the Company. See Note 20.

NOTE 9 –CONVERTIBLE NOTES - RELATED PARTIES

2009 Convertible Notes:

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000. The notes bore interest at 15% per annum. Interest-only was payable in equal monthly installments of $7,500. The notes were convertible at a rate of $0.70 per share.

The Company failed to repay the notes in full on the November 30, 2012 through the 2018 maturity dates, so the Company was required to issue an additional 300,000 shares of common stock to these debt holders in each of those years. In 2014, 2015, 2016, and 2017, the annual issuance of shares of common stock was valued at an estimated $0.04 (total $12,000) each and was accounted for as financing expense. In 2018, the issuance of shares of common stock was valued at $.40 per share based on the cash price of common stock sales during 2018. The due date of the note was extended each year and has now been extended to May 31, 2019. Interest has not been paid since November 2014. Per the terms of the notes, interest on these notes is not convertible to common stock.

On February 28, 2018, the notes were amended changing the interest rate from 15% to 10% effective March 1, 2018 and allowing for accrued interest to be payable in full on May 31, 2019. The amendment further waived the default provision in the notes for past due interest. In addition, as part of the agreement, the convertible feature of the notes was removed.

2016 Convertible Notes:

On October 14, 2016, the Company issued additional convertible promissory notes to the convertible debt holders for a total of $250,000. The notes bore interest at 10% per annum and were due in full on September 30, 2018. The notes were convertible at a rate of $0.25 per share. These notes were amended in February 2018 to extend the due date of the notes and the accrued interest to May 31, 2019. Interest on these notes is convertible to common stock.

2017 Convertible Notes:

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

Accrued interest payable to related parties on the above convertible notes payable was $456,750 and $317,436 at December 31, 2018 and December 31, 2017, respectively. Interest expense recognized on these loans was $139,314 and 124,594 during the years ended December 31, 2018 and 2017, respectively. These loans were paid in full, including accrued interest, on March 7, 2019. See Note 20.

NOTE 10 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

During 2018, the Company entered into several short-term notes payable with the convertible debt holders (See Note 9) for a total of $201,000 and with the Company’s president for $48,000 for a total amount of $249,000. The notes bear interest at 10%, had a 2% loan initiation fee, and are due in full on March 31, 2019. Accrued interest payable to related parties on these notes at December 31, 2018 and December 31, 2017 was $7,243 and nil, respectively. Interest expense recognized on these notes was $7,243 and nil during the years ended December 31, 2018 and 2017, respectively. These short-term notes were repaid in full to the lenders, including 10% interest and a 2% loan initiation fee, in March 2019. See Note 20.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 11 – OBLIGATION UNDER CAPITAL LEASE – RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. For the years ended December 31, 2018 and 2017, equipment includes assets under capital lease amounting to $185,618 and $185,618, respectively. The equipment is being amortized over the estimated useful life of the equipment. Accumulated amortization at December 31, 2018 and 2017 was $66,292 and $39,775. At December 31, 2018, the estimated future minimum lease payments under the capital lease was $72,000 of which $2,438 is implied interest. The initial lease term was for 24 months, which expired June 20, 2018. The eight future minimum lease payments of $9,000 each plus financing costs were overdue at December 31, 2018. These lease payments were paid in full, including accrued interest and late fees, in March 2019. See Note 20.

NOTE 12 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	December 31, 2018	December 31, 2017
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$27,192	$47,154

Note payable to CAT Financial, collateralized by crushing equipment, due in 7 monthly installments of $39,000, beginning in May 2018, including interest at 4.0%.	145,067	-0-

Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%.	117,002	266,675

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in monthly installments of $11,674 including interest at 2.99%.	34,851	149,687

Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	-0-	5,515

	$324,111	$469,031
Current portion	(324,111)	(452,214)
Long term portion	$-0-	$16,817

In November 2016, five pieces of mining equipment financed by CAT Financial were repossessed by CAT. The note payable due to CAT at the time of disposition was $960,585. The loss on impairment of equipment in the amount of $147,214 was recognized in the 2016. On July 31, 2017, a new agreement was made with Wheeler Machinery and CAT Financial for the return of four pieces of this equipment to the Company. The equipment temporarily remained in the possession of Wheeler Machinery and a new payment schedule was established. In May 2018, a note for the remaining payments due for $273,067 was formalized. Of this amount, $141,631 represented the value of the equipment and the remaining amount of $131,436 was to settle accounts payable for past due rent. The equipment was refurbished and returned to the site in 2019.

All of the above notes were paid in full in March 2019 as part of funding from a Pre-paid Forward Gold Purchase Agreement. See Note 20.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 13 – NOTE PAYABLE – DMRJ

In July 2010, the Company entered into an Investment Agreement with DMRJ. The Agreement had been modified numerous times and operated under the Fourteenth Amendment to the Investment Agreement dated December 22, 2016. The Amendments provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement. At December 31, 2017, DMRJ beneficially owned approximately 77% of the Company (on a fully-diluted basis) with Series A, A-2 and B preferred stock shares convertible to 47,211,002 shares of common stock (See Note 4).

The total due to DMRJ at December 31, 2018 and December 31, 2017 is as follows:

	December 31,	December 31,
	2018	2017

Principal	$-	$15,554,552
Interest payable	-	9,535,118
	$-	$25,089,670

2018 Activity

In the third quarter of 2016, control of the management of DMRJ was given to court appointed trustees of the two major funds of Platinum Partners. On March 8, 2018, the Company finalized an agreement with the trustees to discharge all of the amounts owed by the Company to DMRJ and to extinguish all of DMRJ’s shares of the Company’s preferred stock in exchange for $625,000. On the date of the agreement, the principal balance of the note was $15,554,552 and accrued interest payable was $9,987,009 for a total balance due of $25,541,561. As a result of the transaction, the Company recognized a gain on extinguishment of debt of $24,916,561.

All of the preferred stock of the Company that had been issued to DMRJ in prior years was extinguished. The preferred stock was originally recorded for a total value $4,068,720. As a result of the extinguishment, the Company adjusted accumulated deficit for the value of the preferred stock. This amount is considered a capital contribution and has been added to net income attributable to common stockholders in the calculation of earnings per share for the year ended December 31, 2018.

After the above transactions, DMRJ is no longer a shareholder (beneficially or otherwise) of the Company.

The existing convertible debt holders funded the $625,000 and modifications to their existing convertible note terms were made in exchange for 4,500,000 shares of the Company’s common stock. See Notes 4 and 9.

NOTE 14 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Asset retirement obligation, beginning of year	$1,046,621	$974,109
Changes to estimated costs and timing to reclaim	(334,342)	-
Accretion expense	80,468	72,512
Asset retirement obligation, end of year	$792,747	$1,046,621

In the fourth quarter of 2018, the Company updated the asset retirement obligation to reflect a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $1,369,115, an increase of $30,586 from the $1,338,529 in the previous plan. However, the asset retirement asset and obligation decreased by $334,342 as a result of a change in the estimated timing of costs and the impact of discounting the costs to present value. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 10% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 15 – REVENUE RECOGNITION

Our product consists of an unrefined gold concentrate, which is then refined offsite to become doré, which in 2018 was all sold to H & H Metals Corp. who then traded it to Asahi Refining USA, Inc. (Asahi), a precious metal refinery. In 2017, we sold all of our gold concentrate directly to Asahi. Subsequent to December 31, 2018, we discontinued our agreement with H & H Metals Corp. and plan to sell directly to Asahi. See Note 20. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

Sales and accounts receivable for sales are recorded net of charges for treatment and other charges which represent components of the transaction price. Charges are estimated by us upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from our estimates. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Costs charged by the refiner include fixed treatment, refining and costs per ton of concentrate and may include penalty charges for other metal content above a negotiated baseline as well as excessive moisture.

We have determined the performance obligation is met and title is transferred when the Company delivers the concentrate to the customer because, at that time, (i) legal title is transferred to the customer, (ii) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, (iii) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership to it, and (iv) we have the right to payment for the concentrate. The performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales of products by metal for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Gold	$248,344	$162,762
Silver (by-product)	3,060	4,860
Less: Smelter and refining charges	(21,432)	(5,038)
Total	$229,972	$162,584

At December 31, 2018 and 2017, we did not have a gold sales receivable balance.

NOTE 16 – INCOME TAXES

There was no income tax provision (benefit) for the years ended December 31, 2018 and 2017. The components of the Company’s net deferred tax assets are as follows:

	2018	2017
Deferred tax asset:
Net operating loss carryforward	$952,000	$5,531,000
Property and equipment	37,000	37,000
Exploration costs	85,000	113,000
Stock based compensation	96,000	-
Financing costs	23,000	1,000
Asset retirement obligation	42,000	27,000
Total deferred tax assets	1,235,000	5,709,000
Valuation allowance	(1,235,000)	(5,709,000)
Net deferred tax assets	$-	$-

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at December 31, 2018 and 2017.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company did not incur any net income tax benefit or provision for the year ended December 31, 2018 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $3.8 million during the year ended December 31, 2018, which consisted primarily of the re-measurement of federal deferred tax assets from 35% to 21%.

A reconciliation between the statutory federal income tax rate and the Company’s tax benefit (provision) is as follow:

	December 31, 2018		December 31, 2017
Amount computed using the statutory rate	$4,482,000	(21%)	$(1,387,000)	(35%)
Other	(8,000)	-	-	-
Impact of change in statutory tax rate	-	-	3,805,000	96%
Change in valuation allowance	(4,474,000)	21%	(2,418,000)	(61%)
Total income tax provision (benefit)	$-	-%	$-	-%

At December 31, 2018, the Company had a federal net operating loss carry forward of approximately $4.5 million which expires in 2037.

During the years ended December 31, 2018 and 2017, there were no material uncertain tax positions taken by the Company. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2018 and 2017. The Company’s federal income tax returns for fiscal years 2014 through 2018 remain open and subject to examination.

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Note 9, 10, 11 and 13, the Company had the following related party transactions.

The Company recognized rent expense for rental of office space of $12,000 each for the years ended December 31, 2018 and 2017, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and CEO. Of the amounts recognized as expense, RMH Overhead, LLC was paid $10,000 and $12,000 during the years ended December 31, 2018 and 2017, respectively, leaving a total of $18,750 and $16,750 remaining in accounts payable at December 31, 2018 and 2017, respectively, including amounts from prior years. The accounts payable was paid in full in March 2019.

As of December 31, 2018 and 2017, accrued compensation of $922,039 and $709,577 was due to directors and officers. Of the amounts accrued at December 31, 2018 and December 31, 2017, accrued compensation of $593,232 and $491,693 is due to Rick Havenstrite and $234,807 and $173,884 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer, respectively. In addition, $94,000 and $44,000 was due to other directors and employees at December 31, 2018 and December 31, 2017, respectively. The amount due at December 31, 2018 was paid in full in March 2019.

NOTE 18 – STOCK-BASED COMPENSATION

The Company has reserved 2,400,000 shares under its 2018 Stock Incentive Plan (the “Plan”). The Plan was adopted by the board of directors on March 28, 2018, retroactive to February 23, 2018, as a vehicle for the recruitment and retention of qualified employees, officers, directors, consultants, and other service providers. The Plan is administered by the Board of Directors. The Company may issue, to eligible persons, restricted common stock, incentive and non-statutory options, stock appreciation rights and restricted stock units. The terms and conditions of awards under the Plan will be determined by the Board of Directors.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 non-statutory options under the 2018 Plan exercisable at $0.40 per share which expire February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite, President and CEO – 1,000,000 options
●	Howard Crosby, Director – 1,000,000 options
●	John Ryan, Director – 200,000 options
●	Linde Havenstrite, Project Engineer – 200,000 options

The options were fully vested on the date of grant. The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the year ended December 31, 2018 were as follows:

Weighted Average Inputs Used

Annual dividend yield	-
Expected life (years)	5.0
Risk-free interest rate	2.54%
Expected volatility based on comparable peers	51.2%
Common stock price based on most recent sale of common stock for cash	$0.40

Stock based compensation cost for the year ended December 31, 2018 was $456,000, which was included in general and administrative expenses. Option activity for the year ended December 31, 2018 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining (years)

Outstanding, December 31, 2017	-	-	-
Issued	2,400,000	$0.40	4.2
Exercised	-0-	-	-
Expired	-0-	-
Outstanding and exercisable, December 31, 2018	2,400,000	$0.40	4.2

No options were issued prior to the year ended December 31, 2018. The options have intrinsic value of nil at December 31, 2018.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 8, 9, 10, 11, 12 and 13, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah is billed and becomes due on November 30 of each year. At December 31, 2018, $25,693 was due for 2018, $26,894 was due for 2017, and $82,100 was due for 2016, including interest and penalties, for a total of $134,687 due to Tooele County at December 31, 2018. At December 31, 2018 this amount remains unpaid and is included in Accounts payable and accrued expenses on the balance sheet. These amounts were paid in full in March 2019.

Proceeds of $130,000 were raised in 2012 from the sale of stock, with shares redeemable for cash generated from the sale of gold. Based on gold prices during the conversion period in 2014, conversion amounts due to shareholders is $151,406. At December 31, 2018 and 2017, this amount remains unpaid and is included in accounts payable and accrued expenses on the balance sheet. Settlement of these amounts was made in full in June 2019.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

Employment agreements

In September 2010, the Company entered into an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $120,000 plus certain performance compensation upon fulfillment of established goals. The agreement allows the Board to terminate Mr. Havenstrite’s employment at any time, providing for a severance payment upon termination without cause. This agreement was amended in 2019 to allow for a rate increase for Mr. Havenstrite to an annual rate of $144,000. The Board also agreed in 2019 to compensate it’s directors for their contributions to the management of the Company, with one director receiving $5,000 per month and the other two directors receiving $5,000 per quarter.

Finder’s Agreement

On May 11, 2018, the Company agreed to an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 8, 2019, the Company closed a Pre-paid Forward Gold Purchase Agreement (the “Purchase Agreement”) to a buyer for the purchase of gold produced from the Company’s mining property. This investment was considered to be a debt agreement and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company from PDK Utah Holdings, LLC in 2019. Future amounts to be received from PDK Utah Holdings, LLC would also be subject to this agreement.

NOTE 20 – SUBSEQUENT EVENTS

Mining Leases

During first quarter of 2019, the Company and Clifton Mining Company entered into a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of the Amended Lease, the Company relinquished its leasehold interest in all but 10 of the patented mining claims, for which it retained only the surface rights, and 66 of the unpatented lode mining claims previously held by the Company. The mining claims retained by the Company represent the Kiewit area of interest. The Amended Lease term is 20 years and for so long thereafter as the mining claims are being actively used by the Company for commercial mining purposes.

Under the terms of the Amended Lease the Company acquired and cancelled Clifton’s 5% royalty interest from production on the Kiewit project. The Company also acquired from third parties and cancelled the remaining 1% outstanding royalty interest thereon, for which the Company paid each party $50,000.

As consideration for entering into the Amended Lease, the Company paid Clifton $3,000,000 and issued 5,500,000 shares of its common stock. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months following the Initial Funding (see below). In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims.

Gold Sale Funding Transaction

During the first quarter of 2019, the Company closed a Pre-paid Forward Gold Purchase Agreement (the “Purchase Agreement”) to a buyer for the purchase of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, the buyer has agreed to purchase 73,910 ounces of gold from the Company in three tranches, with prepayment of the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the initial funds, the Company paid an upfront fee of $600,000 to buyer for expenses incurred in connection with the transaction. Under the terms of the Purchase Agreement the Company is obligated to deliver gold in the following quantities following prepayment of each tranche:

●	Beginning the 21st calendar month following the Initial Funding, 655 ounces of gold per month for each of the four calendar months thereafter, 670 ounces for each the 12 calendar months thereafter, and 1,155 ounces for each of the 24 calendar months thereafter.

Desert Hawk Gold Corp.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

●	Beginning the 15th Calendar month following the Tranche 2 funding, 50 ounces of gold per month for each of the four calendar months thereafter, 220 ounces for each the 12 calendar months thereafter, 370 ounces for each of the 24 months thereafter, and 600 ounces for each of the six calendar months thereafter.

●	Beginning the 15th Calendar month following the Tranche 3 funding, 90 ounces of gold per month for each of the 12 calendar months thereafter, 270 ounces for each the 24 calendar months thereafter, 1,025 ounces for each of the six calendar months thereafter, and 1,625 ounces for each of the four calendar months thereafter.

If during the term of the Purchase Agreement, the gold spot price falls below $1,134 per ounce, the buyer may require the Company to sell an additional 10 ounces of gold to the buyer for each scheduled delivery month thereafter at a discounted amount as determined by the Purchase Agreement.

As security for the obligations of the Company under the Purchase Agreement, the Company has granted the buyer a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing.

Concurrent with the Initial Funding, the Company granted a perpetual royalty to the buyer equal to 4% of the net smelter returns payable on all minerals mined, produced, or otherwise recovered from the Company’s mining properties, for which the buyer paid $2,200,000 to the Company.

Consultant Settlement Agreement

During the first quarter of 2019, the Company terminated a consulting agreement and paid $600,000 to the consultant, with an agreement to pay an additional $200,000 within 18 months, and further agreed to pay $36,000 as a payment against the final shipment of ore by the Company. In addition, the Company issued 250,000 shares of its common stock to the consultant. A principal of the consulting company was also appointed a director of the Company.

Repayment of Notes

During the first quarter of 2019, the Company repaid convertible promissory notes and short-term notes payable to two of its minority shareholders in the amount of $2,103,289 including interest and fees. In addition, all of the notes payable – equipment and the leased equipment liability note were paid in full.

Claim Acquisition

The Company entered into an agreement dated March 26, 2019 with Ben Julian, LLC for an option to purchase 64 claims adjacent to the Kiewit property for a purchase price of $500,000. On June 13, 2019, an agreement between the Company, Clifton Mining Company and Ben Julian, LLC was signed in which the purchase option was exercised. The Company acquired 20 claims and Clifton Mining Company acquired the remaining 44 claims at a cost of $250,000 to each company.