Form 10-Q
period 2018-03-31
Desert Hawk Gold Corp.
filed 2019-12-19
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________to___________________________

Commission File Number: 333-169701

Desert Hawk Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-0230997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Holcomb Ave. Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

(775) 337-8057

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of December 19, 2019: 26,631,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP
BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2018	2017
ASSETS		(revised)

CURRENT ASSETS
Cash	$525,090	$4,212
Inventories, current portion (Note 6)	371,778	371,778
Prepaid expenses and other current assets	46,365	102,251
Total Current Assets	943,233	478,241

INVENTORIES, non-current (Note 6)	1,739,178	1,686,592
PROPERTY AND EQUIPMENT, net (Note 7)	3,520,568	3,621,436
MINERAL PROPERTIES AND INTERESTS, net (Note 8)	1,205,387	1,205,387
RECLAMATION BONDS (Note 5)	753,116	753,054

TOTAL ASSETS	$8,161,482	$7,744,710

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$842,870	$679,580
Accrued liabilities-officer and other wages (Note 14)	772,577	709,577
Interest payable - related parties (Note 9)	355,038	317,436
Convertible debt - related parties (Note 9)	1,350,000	1,278,000
Obligation under capital lease - related party, current portion (Note 10)	84,110	84,110
Notes payable - equipment, current portion (Note 11)	383,271	452,214
Note payable - DMRJ (Note 12)	-	625,000
Total Current Liabilities	3,787,866	4,145,917

LONG-TERM LIABILITIES
Asset retirement obligation (Note 13)	1,064,749	1,046,621
Note and interest payable - DMRJ (Note 12)	-	24,464,670
Notes payable - equipment (Note 11)	9,667	16,817
	1,074,416	25,528,108
TOTAL LIABILITIES	4,862,282	29,674,025

COMMITMENTS AND CONTINGENCIES (Notes 8, 14, 16, 17 and 18)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 4)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 0 and 958,033 shares issued and outstanding	-	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 0 and 180,000 shares issued and outstanding	-	180
Series B: 0 and 444,530 shares issued and outstanding	-	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,706,603 and 13,956,603 shares issued and outstanding	19,578	13,828
Additional paid-in capital	6,651,530	9,143,418
Accumulated deficit	(3,371,908)	(31,088,143)
Total Stockholders' Equity (Deficit)	3,299,200	(21,929,315)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,161,482	$7,744,710

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
		(revised)
REVENUE:
Concentrate sales	$-	$11,575

EXPENSES
General project costs	64,762	89,151
Officers and directors fees	63,000	64,537
Legal and professional	28,700	8,092
General and administrative	539,291	52,282
Depreciation and amortization	100,868	96,579
	796,621	310,641

OPERATING LOSS	(796,621)	(299,066)

OTHER INCOME (EXPENSE)
Gain on extinguishment of DMRJ debt (Note 12)	24,916,561	-
Interest and other income	62	12
Interest and financing expense	(9,770)	(27,542)
Interest expense - related parties	(462,717)	(590,123)
	24,444,136	(617,653)

INCOME (LOSS) BEFORE INCOME TAXES	23,647,515	(916,719)
INCOME TAXES	-	-

NET INCOME (LOSS)	$23,647,515	$(916,719)
DEEMED CAPITAL CONTRIBUTION ON EXTINGUISHMENT OF PREFERRED STOCK (NOTE 12)	4,068,720	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$27,716,235	$(916,719)

BASIC NET INCOME (LOSS) PER SHARE	$1.83	$(0.07)

DILUTED NET INCOME (LOSS) PER SHARE	$1.51	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	15,170,492	13,656,603

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- DILUTED	18,402,067	13,656,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
		(revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,647,515	$(916,719)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	100,868	96,579
Gain of extinguishment of DMRJ debt (Note 12)	(24,916,561)	-
Stock based compensation	456,000	-
Accretion of asset retirement obligation	18,128	18,128
Changes in operating assets and liabilities:
Inventories	(52,586)	(106,854)
Prepaid expenses and other current assets	55,886	36,443
Accounts payable and accrued expenses	163,290	(174,891)
Accrued liabilities - officer wages	63,000	43,769
Interest payable - related parties	37,602	28,664
Interest payable - DMRJ	451,891	547,580
Net cash provided (used) by operating activities	25,033	(427,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in reclamation bonds	(62)	(12)
Net cash used by investing activities	(62)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,125,000	-
Proceeds from note payable - related parties	72,000	500,000
Payment on note payable - DMRJ	(625,000)	-
Payment of obligation under capital lease - related party	-	(49,770)
Payment of note payable - equipment	(76,093)	(493,033)
Payment of short term note payable - related parties	-	(34,500)
Net cash provided (used) by financing activities	495,907	(77,303)

NET INCREASE (DECREASE) IN CASH	520,878	(504,616)
CASH, BEGINNING OF PERIOD	4,212	657,944

CASH, END OF PERIOD	$525,090	$153,328

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Extinguishment of preferred stock (Note 12)	$4,068,720	$-

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

Ongoing undercapitalization has continued to hamper the Company’s ability to operate. Due to lack of funding, the Company has been temporarily shut down since third quarter of 2017. Subsequent to year end, on March 7, 2019, the Company successfully finalized a lending agreement with PDK Utah Holdings, LLC that enabled production to resume in 2019. See Note 18.

On March 8, 2018, the Company successfully finalized an agreement with the trustees of DMRJ Group (“DMRJ”) which eliminated the note and interest payable balance of $25,541,561 due to DMRJ in exchange for $625,000. In addition, all outstanding shares of preferred stock held by DMRJ were retired and cancelled. See Notes 4 and 12.

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR IMMATERIAL MISSTATEMENTS

In November 2018, management determined inventory was overstated since the beginning of production in 2014 based on an error in estimating the gold ounces contained in the ore on the leach pad. The valuation of inventory requires management to develop estimates of recoverable gold on the leach pad. Factors considered in this estimate include quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data), and an estimated recovery percentage (based on ore type). The miscalculation was primarily due to usage of an incorrect bench height measurement which resulted in an overstatement of tonnage contained in the pit. The accumulated overstatement of inventory was $1,263,566 through December 31, 2017. In addition, as a result of the change in estimated gold ounces, amortization of mineral properties was also miscalculated because it is based on units of production. Mineral properties were understated by $90,712 at December 31, 2017.

Management assessed the materiality of the effect of the errors on the Company’s prior annual financial statements, both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Management concluded the error was not material to any previously issued financial statements. Consequently, the Company will correct this error prospectively and revise its financial statements when the balance sheets, statements of operations and cash flows for such prior periods are included in future filings (“the Revisions”). The Revisions have no net impact on revenue or net cash provided by operating activities as previously reported.

The adjustments at March 31, 2017 to record the cumulative amounts related to this overstatement for prior periods through March 31, 2017 were:

	As previously
	reported	Adjustment	As Revised
Balance sheet
Inventories, current portion	$135,278	$2,265	$137,543
Current assets	384,910	2,265	387,175
Inventories, long term	3,012,839	(1,286,683)	1,726,156
Mineral properties and interest, net	1,114,675	90,712	1,205,387
Total assets	9,220,983	(1,193,706)	8,027,277

Accumulated deficit	(26,924,043)	(1,193,706)	(28,117,749)
Total shareholders' equity (deficit)	(17,777,215)	(1,193,706)	(18,970,921)
Total liabilities and shareholders' equity (deficit)	9,220,983	(1,193,706)	8,027,277

Statement of operations
General project costs	141,820	(52,669)	89,151
Net income (loss)	(969,388)	52,669	(916,719)

Basic and diluted income (loss) per share	(0.07)	-	(0.07)

Statement of cash flows
Net income (loss)	(969,388)	52,669	(916,719)
Change in inventory	(54,185)	(52,669)	(106,854)
Cash flow from operating activities	(427,301)	-	(427,301)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2017. The operating and financial results for the Company for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on October 26, 2018.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of March 31, 2018, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Revenue Recognition

Sales of gold concentrate sold directly to customers are recorded as revenues and receivables upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, prices at which sales of the Company’s concentrates will be settled are estimated. Previously recorded sales and accounts receivable are adjusted to the estimated settlement metals prices until final settlement by the customer.

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. See Note 15.

Earnings (loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

	Three months ended March 31,
	2018	2017
Net income (loss)	$23,647,515	$(916,719)
Deemed capital contribution on extinguishment of preferred stock	4,068,720	-
Net income (loss) available to common shareholders - basic	27,716,235	(916,719)
Interest expense on convertible notes payable - related parties	17,958	-
Net income (loss) available to common shareholders - diluted	$27,734,193	$(916,719)

Weighted average shares outstanding - basic	15,170,492	13,656,603
Dilutive shares – convertible notes payable – related parties	3,231,575	-
Weighted average shares outstanding - diluted	18,402,067	13,656,603

Basic income (loss) per share	$1.83	$(0.07)

Diluted income (loss) per share	$1.51	$(0.07)

At March 31, 2018, common stock equivalents of 3,231,575 associated with the Company’s convertible debt – related parties were included in the calculation of diluted earnings per share. At March 31, 2018, the common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the options’ exercise price was not lower than the average share price during the period.

At March 31, 2017, common stock equivalents included 2,203,158 shares associated with convertible debt – related parties and 47,211,022 shares associated with convertible preferred stock. These were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $3,371,908 through March 31, 2018 and negative working capital of $2,844,633 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a lender (Note 18) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, concerning (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 15 for information on the Company’s sales of products.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification of cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this update as of January 1, 2018 and there were no material impacts on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this update as of January 1, 2018, and there were no material impacts on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this update as of January 1, 2018. It will apply the applicable provisions of the update to any future acquisitions.

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon implementation of the new guidance, the Company will be required to recognize a liability and right-of-use asset for its operating leases. The Company has elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented. The Company’s operating leases, which will be impacted upon adoption, are not significant and management anticipates no material impact upon adoption on January 1, 2019.

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

2018 Activity

On March 8, 2018, the Company sold 4,500,000 shares of common stock to the convertible debt holders for $625,000 in cash and several concessions as to the convertibility, due dates and default provisions on their outstanding debt. See Note 9.

During the quarter ended March 31, 2018, the Company also sold 1,250,000 shares of its common stock at $0.40 per share for cash proceeds of $500,000.

Preferred Stock

The Company's Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

At December 31, 2017, DMRJ Group beneficially owned 77% of the Company on a fully diluted basis. On March 8, 2018, the Company finalized an agreement with the trustees of DMRJ, who owned all of the Series A, A-2 and Series B outstanding preferred stock. This agreement discharged all of the debt owed by the Company to DMRJ and its related affiliates and returned all of the shares of preferred stock to the Company in exchange for $625,000. The Company then cancelled all of the preferred shares of stock. As a result, DMRJ relinquished all ownership in the Company. See Note 12.

NOTE 5 – RECLAMATION BONDS

At March 31, 2018 and 2017, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest. Total reclamation bonds posted at March 31, 2018 and December 31, 2017 are $753,116 and $753,054, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 6 – INVENTORIES

The following table provides the components of inventories:

	March 31, 2018	December 31, 2017
		(revised)
Ore on leach pad	$2,110,956	$2,058,370
Less: current portion	(371,778)	(371,778)
Inventories, non-current	$1,739,178	$1,686,592

Inventories at March 31, 2018 and December 31, 2017 are allocated between current and non-current based on estimated expected sales for the subsequent fiscal year. Inventories at March 31, 2018 and December 31, 2017 were valued at net realizable value because costs were greater than the market price for gold at both period-end dates.

NOTE 7 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Equipment	$2,919,165	$2,919,165
Furniture and fixtures, temporary housing	6,981	6,981
Electronic and computerized equipment	52,874	52,874
Vehicles	67,115	67,115
	3,046,135	3,046,135
Less accumulated depreciation	(1,535,788)	(1,434,921)
	1,510,347	1,611,214

Kiewit property facilities	2,497,435	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,221	2,010,222

Total	$3,520,568	$3,621,436

For the Kiewit property facilities, amortization expense is based on units of production which resulted in no amortization in the quarters ended March 31, 2018 and 2017 due to the lack of production.

NOTE 8 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Initial lease fee
Kiewit, Cactus Mill and all other sites	$600,000	$600,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(210,552)	(210,552)
	605,387	605,387

Total	$1,205,387	$1,205,387

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees. As part of the Pre-Paid Forward Gold Purchase Agreement finalized in March 2019, the number of claims held was reduced to a total of 76 claims. See Note 18.

In 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Amortization expense is based on units of production which resulted in no amortization in the quarters ended March 31, 2018 and 2017 due to the lack of production.

As part of the Pre-Paid Forward Gold Purchase Agreement finalized in March 2019, these royalties were bought out by the Company from Clifton Mining Company and two other minority royalty holders. During first quarter of 2019, the Company and Clifton Mining Company entered into a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of this Amended Lease, the Company relinquished its leasehold interest in all but 10 of the patented mining claims, for which it retained only the surface rights, and 66 of the unpatented lode mining claims previously held by the Company. See Note 18.

NOTE 9 – CONVERTIBLE DEBT – RELATED PARTIES

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

Subsequent to March 31, 2018, the Company failed to repay the notes on the November 2018 maturity date. The Company issued shares of common stock valued at $.40 per share based on the cash price of common stock sales during 2018 which was recognized as financing expense. The due date of the note was extended to May 31, 2019. Interest has not been paid since November 2014. Per the terms of the notes, interest on these notes is not convertible to common stock.

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

Accrued interest payable to related parties on the above convertible notes payable was $355,038 and $317,436 at March 31, 2018 and December 31, 2017, respectively. Interest expense recognized on these loans was $37,602 for the quarter ended March 31, 2018 and $28,664 during the quarter ended March 31, 2017. These loans were paid in full, including accrued interest, on March 7, 2019. See Note 18.

NOTE 10 – OBLIGATION UNDER CAPITAL LEASE — RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. At March 31, 2018 and December 31, 2017, equipment includes assets under capital lease amounting to $185,618 and $185,618, respectively. The equipment is being amortized over the estimated useful life of the equipment. Accumulated amortization at March 31, 2018 and December 31, 2017 was $46,405 and $39,775, respectively. At March 31, 2018, the estimated future minimum lease payments due under the capital lease was $90,000 of which $5,890 is implied interest. The initial lease term was for 24 months, which expired June 20, 2018. Seven of the ten future minimum lease payments of $9,000 each plus financing costs were overdue at March 31, 2018. These lease payments were paid in full, including accrued interest and late fees, in March 2019. See Note 18.

NOTE 11 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	March 31, 2018	December 31, 2017
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$42,055	$47,154

Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%.	229,990	266,675

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	120,893	149,687

Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	-	5,515
	392,938	469,031
Current portion	(383,271)	(452,214)
Long term portion	$9,667	$16,817

Principal payments are as follows for the twelve months ended March 31,
2018	$383,271
2019	9,667
Total	$392,938

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

All of the above notes were paid in full in March 2019 as part of funding from a Pre-Paid Forward Gold Purchase Agreement. See Note 18.

NOTE 12 – NOTE PAYABLE — DMRJ

In July 2010, the Company entered into an Investment Agreement with DMRJ. The Agreement had been modified numerous times and operated under the Fourteenth Amendment to the Investment Agreement dated December 22, 2016. The Amendments provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement. At December 31, 2017, DMRJ beneficially owned approximately 77% of the Company (on a fully diluted basis) with Series A, A-2 and B preferred stock shares convertible to 47,211,002 shares of common stock (See Note 4).

The total due to DMRJ at March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017

Principal	$-	$15,554,552
Interest payable	-	9,535,118
	$-	$25,089,670

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

All of the preferred stock of the Company that had been issued to DMRJ in prior years was extinguished. The preferred stock was originally recorded for a total value $4,068,720. As a result of the extinguishment, the Company adjusted accumulated deficit for the value of the preferred stock. This amount is considered a capital contribution and has been added to net income attributable to common stockholders in the calculation of earnings per share for the quarter ended March 31, 2018.

After the above transactions, DMRJ is no longer a shareholder (beneficially or otherwise) of the Company.

The existing convertible debt holders funded the $625,000 and modifications to their existing convertible note terms were made in exchange for 4,500,000 shares of the Company’s common stock. See Notes 4 and 9.

NOTE 13 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three-month period ended March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017
Asset retirement obligation, beginning of period	$1,046,621	$974,109
Changes to estimated costs and timing to reclaim	-	-
Accretion expense	18,128	18,128
Asset retirement obligation, end of period	$1,064,749	$992,237

NOTE 14 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 9, 10 and 12, the Company had the following related party transactions.

The Company recognized rent expense for rental of office space of $3,000 for the three months ended March 31, 2018 and 2017, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $-0- and $1,000 during the three months ended March 31, 2018 and 2017, respectively, leaving a total of $19,750 and $16,750 remaining in accounts payable at March 31, 2018 and December 31, 2017, respectively, some of which represents amounts due from prior years.

At March 31, 2018 and December 31, 2017, accrued compensation of $772,577 and $709,577 were due to directors and officers. Of the amounts accrued at March 31, 2018 and December 31, 2017, accrued compensation of $521,692 and $491,693 respectively, is due to Rick Havenstrite. In addition, $59,000 and $44,000 was due to other directors at March 31, 2018 and December 31, 2017, respectively.

NOTE 15 – REVENUE RECOGNITION

The Company’s product consists of an unrefined gold concentrate, which is then refined offsite to become doré. For the quarter ended March 31, 2018 the Company had no sales of concentrate. In the three months ended March 31, 2017, the Company sold all of its gold concentrate directly to Asahi Refining USA, Inc. (“Asahi”). Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

Sales and accounts receivable for sales are recorded net of charges for treatment and other charges which represent components of the transaction price. Charges are estimated by management upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from management’s estimates. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Costs charged by the refiner include fixed treatment, refining and costs per ton of concentrate and may include penalty charges for other metal content above a negotiated baseline as well as excessive moisture.

Management has determined the performance obligation is met and title is transferred when the Company delivers the concentrate to the customer because, at that time, (i) legal title is transferred to the customer, (ii) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, (iii) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership to it, and (iv) the Company has the right to payment for the concentrate. The performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales of products by metal for the quarters ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017

Gold	$-	$11,575
Silver (by-product)	-	150
Less: Smelter and refining charges	-	(1,525)
Total	$-	$10,200

At March 31, 2018 and December 31, 2017, the Company did not have a gold sales receivable balance.

NOTE 16—STOCK-BASED COMPENSATION

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

The options were fully vested on the date of grant. The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the three-month period ended March 31, 2018 were as follows:

Weighted Average Inputs Used

Annual dividend yield	-
Expected life (years)	5.0
Risk-free interest rate	2.54%
Expected volatility based on comparable peers	51.2%
Common stock price based on most recent sale of common stock for cash	$0.40

Stock based compensation cost for the three-month period ended March 31, 2018 was $456,000, which was included in general and administrative expenses. Option activity for the three-month period ended March 31, 2018 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining (years)

Outstanding, December 31, 2017	-	-	-
Issued	2,400,000	$0.40	5.0
Exercised	-0-	-	-
Expired	-0-	-
Outstanding and exercisable, March 31, 2018	2,400,000	$0.40	4.2

No options were issued prior to the three-month period ended March 31, 2018. The options have intrinsic value of nil at March 31, 2018.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 8, 9, 10, 11, 12, and 13, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At March 31, 2018, $25,281 was due for 2017, $77,492 was due for 2016, and $87,539 was due for 2015, including interest and penalties, for a total of $190,312 due to Tooele County at March 31, 2018. At March 31, 2018 this amount remains unpaid and is included in Accounts payable and accrued expenses on the balance sheet. These amounts were paid in full in March 2019. See Note 18.

Proceeds of $130,000 were raised in 2012 from the sale of stock, with shares redeemable for cash generated from the sale of gold. Based on gold prices during the conversion period in 2014, conversion amounts due to shareholders is $151,406. At March 31, 2018 and 2017, this amount remains unpaid and is included in accounts payable and accrued expenses on the balance sheet. Settlement of these amounts was made in full in June 2019. See Note 18.

Employment Agreements

In September 2010, the Company entered into an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $120,000 plus certain performance compensation upon fulfillment of established goals. The agreement allows the Board to terminate Mr. Havenstrite’s employment at any time, providing for a severance payment upon termination without cause. This agreement was amended in 2019 to allow for a rate increase for Mr. Havenstrite to an annual rate of $144,000. The Board also agreed in 2019 to compensate its directors for their contributions to the management of the Company, with one director receiving $6,000 per month and the other two directors receiving $5,000 per quarter.

At March 31, 2018 and December 31, 2017, accrued compensation of $713,577 and $665,577, were due to officers. Of the amounts accrued at March 31, 2018 and December 31, 2017, accrued compensation of $521,693 and $491,693 is due to Rick Havenstrite and $191,884 and $173,884 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, $59,000 and $44,000 was due to directors at March 31, 2018 and December 31, 2017, respectively. These amounts were paid in full in March 2019. See Note 18.

NOTE 18 – SUBSEQUENT EVENTS

Bridge Funding

In the six months ended June 30, 2018, the Company completed an offering of 2,125,000 shares of common stock at $0.40 per share, for gross proceeds of $850,000. Of these totals, 1,250,000 shares and gross proceeds of $500,000 were received prior to March 31, 2018 (see Note 4).

Note Payable – Wheeler Machinery

In November 2015, a rental agreement for crushing equipment was entered into with Wheeler Machinery.  Effective June 6, 2018, an agreement to convert the rental equipment to a purchase contract in the amount of $273,067 was finalized and the first of seven equal monthly payments of $39,009 were to be made. Two payments of $39,000 plus one payment of $50,000 were made in 2018. The remaining balance of $145,067 plus interest of $28,455 were paid in full to Wheeler Machinery in March 2019, and the crushing equipment is owned by the Company.

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

Finder’s Agreement

On May 11, 2018, the Company agreed to an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 7, 2019, the Company closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) to a buyer for the purchase of gold produced from the Company's mining property. This investment was considered to be a debt agreement and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company from PDK Utah Holdings, LLC in 2019. On November 1, 2019, an additional payment of 3% of the Tranche II payment received by the Company resulted in a payment of $48,000 to Mount Royal. Future amounts to be received from PDK Utah Holdings, LLC would also be subject to this agreement. See Note 18.

Gold Sale Funding Transaction and Amended Agreement

During the first quarter of 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) to a buyer for the purchase of gold produced from the Company's mining property. Under the terms of the Purchase Agreement, the buyer has agreed to purchase a total of 73,910 ounces of gold from the Company in three tranches, with prepayment of the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement on March 7, 2019 (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the Initial Funding, the Company paid an upfront fee of $600,000 to buyer for expenses incurred in connection with the transaction. Under the terms of the Purchase Agreement the Company also agreed to deliver gold in certain quantities during agreed periods following prepayment of each tranche.

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

On October 31, 2019, the Company and the buyer amended the Purchase Agreement and entered into the Amended Pre-Paid Forward Agreement (the “Amended Agreement”) to adjust the second and third tranches paid to the Company, to reduce the total number of ounces of gold subject to the Purchase Agreement, and to revise other provisions therein. The second tranche was reduced from $4,500,000 to $1,600,000, and the third tranche was reduced from $5,500,000 to $1,400,000. The second tranche was received on November 1, 2019 upon execution of the Amended Agreement and the funds are to be dedicated to general capital expenditures in accordance with the revised budget furnished with the Amended Agreement. The amendment also reduced the total number of ounces of gold prepaid under the agreement.

Under the terms of the Amended Agreement, the Company is obligated to deliver gold in the following quantities following prepayment of each tranche:

●	Beginning the 21st calendar month following the Initial Funding, 655 ounces of gold per month for each of the four calendar months thereafter, 670 ounces for each the 12 calendar months thereafter, 1,155 ounces for each of the 12 calendar months thereafter, and 1,512 ounces of gold for each of the 9 calendar months thereafter.

●	Beginning the 14th Calendar month following the Tranche 2 funding, 129 ounces of gold per month for each of the 37 calendar months thereafter.

●	Beginning the 13th Calendar month following the Tranche 3 funding, 112 ounces of gold per month for each of the 37 calendar months thereafter.

The Amended Agreement also alters the total amount that the buyer may reduce the number of ounces of gold to be delivered under the Amended Agreement in exchange for common shares of the Company. Under the Amended Agreement, the buyer may reduce the required number of ounces by up to 8,000 ounces in exchange for common shares of the Company.

H&H Metals Agreement

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement H&H agreed to provide us certain advisory services in regard to natural resources activities and to assist us in securing purchasers for minerals produced from its mining properties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	disruptions in credit and financial markets;

●	global productive capacity;

●	changes in product costing; and

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

Gold Sale Funding Transaction and Amended Agreement

During the first quarter of 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) to a buyer for the purchase of gold produced from the Company's mining property. Under the terms of the Purchase Agreement, the buyer has agreed to purchase a total of 73,910 ounces of gold from the Company in three tranches, with prepayment of the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement on March 7, 2019 (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the Initial Funding, the Company paid an upfront fee of $600,000 to buyer for expenses incurred in connection with the transaction. Under the terms of the Purchase Agreement the Company also agreed to deliver gold in certain quantities during agreed periods following prepayment of each tranche.

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

On October 31, 2019, the Company and the buyer amended the Purchase Agreement and entered into the Amended Pre-Paid Forward Agreement (the “Amended Agreement”) to adjust the second and third tranches paid to the Company, to reduce the total number of ounces of gold subject to the Purchase Agreement, and to revise other provisions therein. The second tranche was reduced from $4,500,000 to $1,600,000, and the third tranche was reduced from $5,500,000 to $1,400,000. The second tranche was received on November 1, 2019 upon execution of the Amended Agreement and the funds are to be dedicated to general capital expenditures in accordance with the revised budget furnished with the Amended Agreement. The amendment also reduced the total number of ounces of gold prepaid under the agreement.

Under the terms of the Amended Agreement, the Company is obligated to deliver gold in the following quantities following prepayment of each tranche:

●	Beginning the 21st calendar month following the Initial Funding, 655 ounces of gold per month for each of the four calendar months thereafter, 670 ounces for each the 12 calendar months thereafter, 1,155 ounces for each of the 12 calendar months thereafter, and 1,512 ounces of gold for each of the 9 calendar months thereafter.

●	Beginning the 14th Calendar month following the Tranche 2 funding, 129 ounces of gold per month for each of the 37 calendar months thereafter.

●	Beginning the 13th Calendar month following the Tranche 3 funding, 112 ounces of gold per month for each of the 37 calendar months thereafter.

The Amended Agreement also alters the total amount that the buyer may reduce the number of ounces of gold to be delivered under the Amended Agreement in exchange for common shares of the Company. Under the Amended Agreement, the buyer may reduce the required number of ounces by up to 8,000 ounces in exchange for common shares of the Company.

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

Stock-Based Compensation

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

Historically, we have incurred net losses for the years ended December 31, 2017 and 2016. We have incurred net income for the quarter ended March 31, 2018, which is attributable to the gain on extinguishment of DMRJ debt.

Results of Operations for the Three Months Ended March 31, 2018 and 2017.

The operating loss of $796,621 for the three months ended March 31, 2018 as compared to the operating loss of $299,066 for the three months ended March 31, 2017 represent increased losses in the amount of $497,555. Increased losses are due to curtailment of operations in 2017 which continued into 2018, and to the value assigned to the stock-based compensation awarded to employees and directors. During the quarters ended March 31, 2018 and 2017, we had net income (loss) of $23,647,515 and $(916,719), respectively. This represents an increase in income of $24,564,234 for the quarter ended March 31, 2018. The increase in net income for the quarter ended March 31, 2018 is attributable to the cancellation of our agreement with DMRJ whereby we agreed to repurchase the debt and preferred shares previously owned by them, resulting in a gain on extinguishment of $24,916,561.

Liquidity and Cash Flow

Net cash provided by operating activities was $25,033 during the three-month period ended March 31, 2018, compared with cash used by operating activities of $427,301 during the three-month period ended March 31, 2017. This $452,334 increase in the amount of cash provided by operating activities is primarily attributable to the cancellation of our agreement with DMRJ whereby we agreed to repurchase the debt and preferred shares previously owned by them.

Net cash used by investing activities was $62 during the three-month period ended March 31, 2018, compared to $12 cash used by investing activities during the three-month period ended March 31, 2017.

Net cash provided by financing activities was $495,907 during the three-month period ended March 31, 2018, compared with $77,303 cash used by financing activities during the three-month period ended March 31, 2017. The increase of $573,210 in cash provided by financing activities in 2017 was due primarily to proceeds from sale of common stock.

As a result of the above, cash increased by $520,878 during the three-month period ended March 31, 2018, leaving us with a cash balance of $525,090 as of March 31, 2018.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 3, “Summary of Significant Accounting Policies,” in our attached unaudited financial statements for a discussion of those policies.

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

For non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and that they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at March 31, 2018 and 2017.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $3,371,908 through March 31, 2018 and negative working capital of $2,844,633 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a lender (Note 18) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Desert Hawk Gold Corp.

/s/ Rick Havenstrite
Date: December 19, 2019	By:	Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: December 19, 2019	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Chief Financial Officer
(Principal Accounting and Financial Officer)