Form 10-Q
period 2018-06-30
Desert Hawk Gold Corp.
filed 2019-12-19
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2018	2017
ASSETS		(revised)
CURRENT ASSETS
Cash	$41,531	$4,212
Inventories, current portion (Note 6)	248,344	371,778
Prepaid expenses and other current assets	31,036	102,251
Total Current Assets	320,911	478,241

INVENTORIES, non-current (Note 6)	1,477,053	1,686,592
PROPERTY AND EQUIPMENT, net (Note 7)	3,624,265	3,621,436
MINERAL PROPERTIES AND INTERESTS, net (Note 8)	1,205,387	1,205,387
RECLAMATION BONDS (Note 5)	753,173	753,054

TOTAL ASSETS	$7,380,789	$7,744,710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$579,382	$679,580
Accrued liabilities-officer and other wages (Note 14)	796,039	709,577
Interest payable - related parties (Notes 9 and 10)	388,696	317,436
Convertible debt - related parties (Note 9)	1,350,000	1,278,000
Obligation under capital lease - related party (Note 10)	68,113	84,110
Notes payable - equipment, current portion (Note 11)	495,395	452,214
Note payable - related party (Note 12)	-	625,000
Total Current Liabilities	3,677,625	4,145,917

LONG-TERM LIABILITIES
Asset retirement obligation (Note 13)	1,082,877	1,046,621
Note and interest payable - DMRJ (Note 12)	-	24,464,670
Notes payable - equipment (Note 11)	2,431	16,817
	1,085,308	25,528,108
TOTAL LIABILITIES	4,762,933	29,674,025

COMMITMENTS AND CONTINGENCIES (Notes 8, 13, 14 and 16)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 4)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 0 and 958,033 shares issued and outstanding	-	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 0 and 180,000 shares issued and outstanding	-	180
Series B: 0 and 444,530 shares issued and outstanding	-	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,581,603 and 13,956,603 shares issued and outstanding	20,453	13,828
Additional paid-in capital	7,000,655	9,143,418
Accumulated deficit	(4,403,252)	(31,088,143)
Total Stockholders’ Equity (Deficit)	2,617,856	(21,929,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,380,789	$7,744,710

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
		(revised)		(revised)
REVENUE:
Concentrate sales	$-	$70,703	$-	$82,278

EXPENSES:
General project costs	691,622	280,293	756,384	367,887
Consulting	-	33,234	-	34,791
Officers and directors fees	63,000	63,000	126,000	127,537
Legal and professional	55,442	31,965	84,142	40,057
General and administrative	62,383	91,330	601,674	143,612
Depreciation and amortization	104,723	114,649	205,591	211,228
	977,170	614,471	1,773,791	925,112

OPERATING LOSS	(977,170)	(543,768)	(1,773,791)	(842,834)

OTHER INCOME (EXPENSE)
Gain on extinguishment of DMRJ debt (Note 12)	-	-	24,916,561	-
Interest and other income	57	12	119	26
Interest and financing expense	(17,684)	(7,962)	(27,454)	(35,504)
Interest expense - related parties	(36,547)	(605,429)	(499,264)	(1,195,554)
	(54,174)	(613,379)	24,389,962	(1,231,032)

INCOME (LOSS) BEFORE INCOME TAXES	(1,031,344)	(1,157,147)	22,616,171	(2,073,866)
INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(1,031,344)	(1,157,147)	22,616,171	(2,073,866)
DEEMED CAPITAL CONTRIBUTION ON EXTINGUISHMENT OF PREFERRED STOCK (NOTE 12)	-	-	4,068,720	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,031,344)	$(1,157,147)	$26,684,891	$(2,073,866)

BASIC NET INCOME (LOSS) PER SHARE	$(0.05)	$(0.08)	$1.50	$(0.15)

DILUTED NET INCOME (LOSS) PER SHARE	$(0.05)	$(0.08)	$1.27	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	20,276,658	13,656,603	17,737,680	13,656,603

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	20,276,658	13,656,603	21,042,408	13,656,603

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,	June 30,
	2018	2017
		(revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,616,171	$(2,073,866)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	205,591	211,228
Gain on extinguishment of DMRJ debt (Note 12)	(24,916,561)	-
Stock based compensation	456,000	-
Accretion of asset retirement obligation	36,256	36,256
Changes in operating assets and liabilities:
Inventories	332,973	(139,768)
Prepaid expenses and other current assets	71,215	85,291
Accounts payable and accrued expenses	2,949	(125,452)
Accrued liabilities - officer and other wages	86,462	89,769
Interest payable - related parties	71,260	57,398
Interest payable - DMRJ	451,891	1,119,329
Net cash used by operating activities	(585,793)	(739,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(38,500)	(30,678)
Increase in reclamation bonds	(119)	(24)
Net cash used by investing activities	(38,619)	(30,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,475,000	-
Proceeds from note payable - related party	72,000	944,060
Payment on note payable - DMRJ	(625,000)	-
Payment of obligation under capital lease - related party	(15,997)	(72,461)
Payment of note payable - equipment	(244,272)	(607,329)
Payment of short term note payable - related parties	-	(34,500)
Net cash provided by financing activities	661,731	229,770

NET INCREASE (DECREASE) IN CASH	37,319	(540,747)
CASH, BEGINNING OF PERIOD	4,212	657,944

CASH, END OF PERIOD	$41,531	$117,197

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Extinguishment of preferred stock (Note 12)	$4,068,720	$-
Equipment acquired with notes payable - equipment (Note 11)	141,631	-
Accounts payable settled with notes payable - equipment (Note 11)	131,436	-

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

The adjustments at June 30, 2018 to record the cumulative amounts related to this overstatement for prior periods through June 30, 2017 were:

	At June 30, 2017
	As previously
	reported	Adjustment	As Revised
Balance sheet
Inventories, current portion	$-	$-	$-
Current assets	164,653	-	164,653
Inventories, long term	3,174,090	(1,277,447)	1,896,643
Mineral properties and interest, net	1,114,675	90,712	1,205,387
Total assets	9,047,340	(1,186,735)	7,860,605

Accumulated deficit	(28,088,131)	(1,186,735)	(29,274,866)
Total shareholders’ equity (deficit)	(18,941,303)	(1,186,735)	(20,128,038)
Total liabilities and shareholders’ equity (deficit)	9,047,340	(1,186,735)	7,860,605

	Three-month period ended June 30, 2017
Statement of operations
General project costs	287,234	(6,941)	280,293
Net income (loss)	(1,164,088)	6,941	(1,157,147)

Basic and diluted income (loss) per share	(0.09)	0.01	(0.08)

	Six-month period ended June 30, 2017
Statement of operations
General project costs	427,497	(59,610)	367,887
Net income (loss)	(2,133,476)	59,610	(2,073,866)

Basic and diluted income (loss) per share	(0.16)	0.01	(0.15)

Statement of cash flows
Net income (loss)	(2,133,476)	59,610	(2,073,866)
Change in inventory	(80,158)	(59,610)	(139,768)
Cash flow from operating activities	(739,815)	-	(739,815)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the six months ended June 30, 2018 and 2017. The operating and financial results for the Company for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of June 30, 2018, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Revenue Recognition

Sales of gold concentrate sold directly to customers are recorded as revenues and receivables upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, prices at which sales of Company’s concentrates will be settled are estimated. Previously recorded sales and accounts receivable are adjusted to the estimated settlement metals prices until final settlement by the customer.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$(1,031,344)	$(1,157,147)	$22,616,171	(2,073,868)
Deemed capital contribution on extinguishment of preferred stock	-	-	4,068,720	-
Net income (loss) available to common shareholders - basic	(1,031,344)	(1,157,147)	26,684,891	(2,073,868)
Interest expense on convertible notes payable -related parties	-	-	34,602	-
Net income (loss) available to common shareholders - diluted	$(1,031,344)	$(1,157,147)	$26,719,493	$(2,073,868)

Weighted average shares outstanding - basic	20,276,658	13,656,603	17,737,680	13,656,603
Dilutive shares – convertible notes payable – related parties	-	-	3,304,728	-
Weighted average shares outstanding - diluted	20,276,658	13,656,603	21,042,408	13,656,603

Basic income (loss) per share	$(0.05)	$(0.08)	$1.50	$(0.15)
Diluted income (loss) per share	$(0.05)	$(0.08)	$1.27	$(0.15)

Excluded in diluted income (loss) per share as inclusion would have an antidilutive effect:
Convertible debt – related parties	3,304,728	2,260,228	-	2,260,228
Convertible preferred stock		47,211,002	-	47,211,002
Stock options	2,400,000	-	2,400,000	-
	5,704,728	49,471,230	2,400,000	49,471,230

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $4,403,252 through June 30, 2018 and negative working capital of $3,356,714 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 4 – CAPITAL STOCK

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

During the six months ended June 30, 2018, the Company also sold 2,125,000 shares of its common stock at $0.40 per share for cash proceeds of $850,000.

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

NOTE 5 – RECLAMATION BONDS

At June 30, 2018 and 2017, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest. Total reclamation bonds posted at June 30, 2018 and December 31, 2017 are $753,173 and $753,054, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 6 – INVENTORIES

The following table provides the components of inventories:

	June 30, 2018	December 31, 2017 (revised)
Ore on leach pad	$1,725,397	$2,058,370
Total	1,725,397	2,058,370
Less: current portion	(248,344)	(371,778)
Non-current inventories	$1,477,053	$1,686,592

Inventories are allocated between current and non-current based on estimated expected sales for the subsequent fiscal year. Inventories at June 30, 2018 and December 31, 2017 were valued at net realizable value because costs were greater than the market price for gold at both period-end dates.

NOTE 7 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Equipment	$3,244,928	$2,919,165
Furniture and fixtures	6,981	6,981
Electronic and computerized equipment	52,874	52,874
Vehicles	108,089	67,115
	3,412,872	3,046,135
Less accumulated depreciation	(1,798,828)	(1,434,921)
	1,614,044	1,611,214

Kiewit property facilities	2,497,435	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,221	2,010,222

Total	$3,624,265	$3,621,436

For the Kiewit property facilities, amortization expense is based on units of production which resulted in no amortization in the six months ended June 30, 2018 and 2017 due to the lack of production.

NOTE 8 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Initial lease fee
Kiewit and Cactus Mill	$600,000	$600,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(210,552)	(210,552)
	605,387	605,387

Total	$1,205,387	$1,205,387

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

In 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah.  Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property.  Royalty expense of $0 and $4,912 was recognized during the six months ended June 30, 2018 and 2017, respectively. Amortization expense is based on units of production resulting in no amortization in the six-month periods ended June 30, 2018 and 2017, due to the lack of production.

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

Subsequent to June 30, 2018, the Company failed to repay the notes on the November 2018 maturity date. The Company issued shares of common stock valued at $.40 per share based on the cash price of common stock sales during 2018 which was recognized as financing expense. The due date of the note was extended to May 31, 2019. Interest has not been paid since November 2014. Per the terms of the notes, interest on these notes is not convertible to common stock.

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

Accrued interest payable to related parties on the above convertible notes payable was $388,696 and $317,436 at June 30, 2018 and December 31, 2017, respectively. Interest expense recognized on these loans was $71,260 and $57,398 during the six-month periods ended June 30, 2018 and 2017, respectively. These loans were paid in full, including accrued interest, on March 7, 2019. See Note 18.

NOTE 10 – OBLIGATION UNDER CAPITAL LEASE - RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. At June 30, 2018 and December 31, 2017, equipment includes assets under capital lease amounting to $185,618 and $185,618, respectively. The equipment is being amortized over the estimated useful life of the equipment. Accumulated amortization at June 30, 2018 and December 31, 2017 was $53,034 and $39,775. At June 30, 2018, the estimated future minimum lease payments under the capital lease was $72,000 of which $3,887 is implied interest. The initial lease term was for 24 months, which expired June 20, 2018. The eight future minimum lease payments of $9,000 each plus financing costs were overdue at June 30, 2018. These lease payments were paid in full, including accrued interest and late fees, in March 2019. See Note 18.

NOTE 11 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	June 30, 2018	December 31, 2017
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$33,046	$47,154

Note payable to CAT Financial, collateralized by used crushing equipment, due in 9 monthly installments of $39,009. See below.	234,067	-

Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%.	155,047	266,675

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	75,666	149,687

Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	-	5,515
	497,826	469,031
Current portion	(495,395)	(452,214)
Long term portion	$2,431	$16,817

Principal payments due are as follows for the twelve months ended June 30,
2019	$495,395
2020	2,431
Total	$497,826

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

NOTE 12 – NOTE PAYABLE - DMRJ

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

The total due to DMRJ at June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017

Principal	$-	$15,554,552
Interest payable	-	9,535,118
	$-	$25,089,670

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

All of the preferred stock of the Company that had been issued to DMRJ in prior years was extinguished. The preferred stock was originally recorded for a total value $4,068,720. As a result of the extinguishment, the Company adjusted accumulated deficit for the value of the preferred stock. This amount is considered a capital contribution and has been added to net income attributable to common stockholders in the calculation of earnings per share for the six months ended June 30, 2018.

After the above transactions, DMRJ is no longer a shareholder (beneficially or otherwise) of the Company.

The existing convertible debt holders funded the $625,000 and modifications to their existing convertible note terms were made in exchange for 4,500,000 shares of the Company’s common stock. See Notes 4 and 9.

NOTE 13 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the six months ended June 30, 2018 and June 30, 2017 are as follows:

	June 30,	June 30,
	2018	2017
Asset retirement obligation, beginning of period	$1,046,621	$974,109
Changes to estimated costs and timing to reclaim	-	-
Accretion expense	36,256	36,256
Asset retirement obligation, end of period	$1,082,877	$1,010,365

NOTE 14 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 9, 10 and 12, the Company had the following related party transactions.

The Company recognized rent expense for rental of office space of $6,000 for the six months ended June 30, 2018 and 2017, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $6,000 in current rents during the six months ended June 30, 2018 and 2017, respectively, in addition to $3,000 in rents from prior years, leaving a total of $13,750 and $16,750 remaining in accounts payable at June 30, 2018 and December 31, 2017, respectively, all of which represents amounts due from prior years.

At June 30, 2018 and December 31, 2017, accrued compensation of $796,039 and $709,577 was due to directors and officers. Of the amounts accrued at June 30, 2018 and December 31, 2017, accrued compensation of $533,231 and $491,693 is due to Rick Havenstrite. In addition, $64,000 and $44,000 was due to other directors at June 30, 2018 and December 31, 2017, respectively. The amount due at December 31, 2018 was paid in full in March 2019.

NOTE 15 – REVENUE RECOGNITION

The Company’s product consists of an unrefined gold concentrate, which is then refined offsite to become doré. For the six months ended June 30, 2018, the Company had no sales of concentrate. In the six months ended June 30, 2017, we sold all of our gold concentrate directly to Asahi. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

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

Sales of products by metal for the periods ended June 30, 2018 and June 30, 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Gold	$-	$70,703	$-	82,278
Silver (by-product)	-	2,151	-	2,301
Less: Smelter and refining charges	-	(1,788)	-	(3,313)
Total	$-	$71,066	$-	$81,266

At June 30, 2018 and December 31, 2017, we did not have a gold sales receivable balance.

NOTE 16 – STOCK-BASED COMPENSATION

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

The options were fully vested on the date of grant. The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the six-month period ended June 30, 2018 were as follows:

Weighted Average Inputs Used

Annual dividend yield	-
Expected life (years)	5.0
Risk-free interest rate	2.54%
Expected volatility based on comparable peers	51.2%
Common stock price based on most recent sale of common stock for cash	$0.40

Stock based compensation cost for the six-month period ended June 30, 2018 was $456,000, which was included in general and administrative expenses. Option activity for the six-month period ended June 30, 2018 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining (years)

Outstanding, December 31, 2017	-	-	-
Issued	2,400,000	$0.40	5.0
Exercised	-0-	-	-
Expired	-0-	-
Outstanding and exercisable, June 30, 2018	2,400,000	$0.40	4.7

No options were issued prior to the six-month period ended June 30, 2018. The options have intrinsic value of nil at June 30, 2018.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Note 8, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah is billed and becomes due on November 30 of each year. At June 30, 2018, $25,703 was due for 2017, $78,704 was due for 2016, and $88,776 was due for 2015 including interest and penalties, for a total of $193,183 due to Tooele County at June 30, 2018. At June 30, 2018 this amount remains unpaid and is included in accounts payable and accrued expenses on the balance sheet. These amounts were paid in full in March 2019.

Proceeds of $130,000 were raised in 2012 from the sale of stock, with shares redeemable for cash generated from the sale of gold. Based on gold prices during the conversion period in 2014, conversion amounts due to shareholders is $151,406. At June 30, 2018 and 2017, this amount remains unpaid and is included in accounts payable and accrued expenses on the balance sheet. Settlement of these amounts was made in full in March 2019.

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

At June 30, 2018 and December 31, 2017, accrued compensation of $732,039 and $665,577 were due to officers. Of the amounts accrued at June 30, 2018 and December 31, 2017, accrued compensation of $533,231 and $491,693 is due to Rick Havenstrite and $198,808 and $173,884 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, $64,000 and $44,000 was due to directors at June 30, 2018 and December 31, 2017, respectively. These amounts were paid in full in March 2019. See Note 18.

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

NOTE 18 – SUBSEQUENT EVENTS

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

Gold Sale Funding Transaction and Amended Agreement

During the first quarter of 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) to a buyer for the purchase of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, the buyer has agreed to purchase a total of 73,910 ounces of gold from the Company in three tranches, with prepayment of the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement on March 7, 2019 (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the Funding, the Company paid an upfront fee of $600,000 to buyer for expenses incurred in connection with the transaction. Under the terms of the Purchase Agreement the Company also agreed to deliver gold in certain quantities during agreed periods following prepayment of each tranche.

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

Overview

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company. In 2008 we changed our corporate domicile to the State of Nevada by merging with a wholly owned subsidiary formed solely for this purpose. Our Nevada corporation was incorporated on July 17, 2008. We have no subsidiaries.

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

Historically, we have incurred net losses for the years ended December 31, 2017 and 2016. We have incurred net income for the six months ended June 30, 2018, which is attributable to the gain on extinguishment of DMRJ debt.

Results of Operations for the Three Months Ended June 30, 2018 and 2017.

During the three months ended June 30, 2018 and 2017, we had net losses of $1,031,344 and $1,157,147, respectively. This represents a decrease in net loss of $125,803. The decrease in net loss for the three months ended June 30, 2018 is attributable to a decrease in interest expense – related parties of $568,882 due to the cancellation of the DMRJ debt offset by increased operating expenses of $362,699. The operating losses of $977,170 for the three months ended June 30, 2018 as compared to the operating losses of $543,768 for the three months ended June 30, 2017 represent an increase of $433,402. Increased operating losses are due to increases in general production costs.

Results of Operations for the Six Months Ended June 30, 2018 and 2017.

During the six months ended June 30, 2018 and 2017, we had net income (loss) of $22,616,171 and $(2,073,868), respectively. This represents an increase in net income of $24,690,039 for the six months ended June 30, 2018. The increase in net income for the six months ended June 30, 2018 is attributable to the cancellation of our agreement with DMRJ whereby we agreed to repurchase the debt and preferred shares previously owned by them. A gain on extinguishment of $24,916,561 was recognized as a result of this transaction. The operating losses of $1,773,791 for the six months ended June 30, 2018 as compared to the operating losses of $842,834 for the six months ended June 30, 2017 represent an increase of $930,957. Increased operating losses are due to curtailment of operations in 2017 which continued into 2018, and to the value assigned to the stock-based compensation awarded to employees and directors.

Liquidity and Cash Flow

Net cash used by operating activities was $585,793 during the six-month period ended June 30, 2018, compared with cash used by operating activities of $739,815 during the six-month period ended June 30, 2017. This $154,022 decrease in the amount of cash used by operating activities is primarily attributable to the net decrease in the change in operating assets and liabilities balances in the first six months of 2018 compared to the same period in 2017.

Net cash used by investing activities was $38,619 during the six-month period ended June 30, 2018, compared to $30,702 cash used by investing activities during the six-month period ended June 30, 2017. The increase of $7,917 in cash used by investing activities is attributable to increased property and equipment purchases.

Net cash provided by financing activities was $661,731 during the six-month period ended June 30, 2018, compared with $229,770 cash provided by financing activities during the six-month period ended June 30, 2017. The increase of $431,961 in cash provided by financing activities during the six-month period ended June 30, 2018 was due primarily to proceeds from sale of common stock.

As a result of the above, cash increased by $37,319 during the six-month period ended June 30, 2018, leaving us with a cash balance of $41,531 as of June 30, 2018.

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

Revenue Recognition

Sales of all metal products are recorded as revenues when title and risk of loss transfer to the purchaser. Sales to the purchaser are recorded at gross sales price, with charges for treatment, refining, smelting and other charges included as part of general project costs.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at June 30, 2018 and 2017.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $4,403,252 through June 30, 2018 and negative working capital of $3,356,714 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Desert Hawk Gold Corp.

	By:	/s/ Rick Havenstrite
Date: December 19, 2019		Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: December 19, 2019	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Chief Financial Officer
(Principal Accounting and Financial Officer)