Form 10-Q
period 2018-09-30
Desert Hawk Gold Corp.
filed 2019-12-19
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company Emerging growth company	☒ ☐

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

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2018	2017
ASSETS		(revised)
CURRENT ASSETS
Cash	$7,185	$4,212
Inventories (Note 6)	363,708	371,778
Prepaid expenses and other current assets	46,785	102,251
Total Current Assets	417,678	478,241

INVENTORIES, non-current (Note 6)	1,630,858	1,686,592
PROPERTY AND EQUIPMENT, net (Note 7)	3,523,588	3,621,436
MINERAL PROPERTIES AND INTERESTS, net (Note 8)	1,205,387	1,205,387
RECLAMATION BONDS (Note 5)	753,230	753,054

TOTAL ASSETS	$7,530,741	$7,744,710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$696,116	$679,580
Accrued liabilities-officer and other wages (Note 15)	859,039	709,577
Interest payable - related parties (Notes 9 and 10)	422,722	317,436
Convertible debt - related parties (Note 9)	1,350,000	1,278,000
Obligation under capital lease - related party (Note 10)	68,180	84,110
Short term note payable - related parties (Note 11)	100,000	-
Notes payable - equipment, current portion (Note 12)	407,595	452,214
Notes payable - related parties (Note 13)	-	625,000
Total Current Liabilities	3,903,652	4,145,917

LONG-TERM LIABILITIES
Asset retirement obligation (Note 14)	1,101,005	1,046,621
Obligation under capital lease - related party (Note 10)	-	24,464,670
Notes payable - equipment (Note 12)	-	16,817
	1,101,005	25,528,108
TOTAL LIABILITIES	5,004,657	29,674,025

COMMITMENTS AND CONTINGENCIES (Notes 8, 14, 15, and 17 )

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 4)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A: 0 and 958,033 shares issued and outstanding	-	958
Series A-1: No shares issued and outstanding	-	-
Series A-2: 0 and 180,000 shares issued and outstanding	-	180
Series B: 0 and 444,530 shares issued and outstanding	-	444
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,581,603 and 13,956,603 shares issued and outstanding	20,453	13,828
Additional paid-in capital	7,000,655	9,143,418
Accumulated deficit	(4,495,024)	(31,088,143)
Total Stockholders’ (Deficit)	2,526,084	(21,929,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,530,741	$7,744,710

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
		(revised)		(revised)
REVENUE:
Concentrate sales	$211,812	$80,485	$211,812	$162,763

EXPENSES:
General project costs	6,810	67,997	763,194	435,884
Consulting	-	1,498	-	36,289
Officers and directors fees	63,000	58,000	189,000	185,537
Legal and professional	39,736	14,952	123,878	55,009
General and administrative	39,114	49,215	640,788	192,827
Depreciation and amortization	107,755	110,954	313,346	322,182
	256,415	302,616	2,030,206	1,227,728

OPERATING LOSS	(44,603)	(222,131)	(1,818,394)	(1,064,965)

OTHER INCOME (EXPENSE)
Gain on extinguishment of DMRJ debt (Note 13 )	-	-	24,916,561	-
Interest and other income	57	12	176	36
Interest and financing expense	(11,649)	(16,558)	(39,103)	(52,273)
Interest expense - related party	(35,577)	(621,440)	(534,841)	(1,816,781)
	(47,169)	(637,986)	24,342,793	(1,869,018)

INCOME (LOSS) BEFORE INCOME TAXES	(91,772)	(860,117)	22,524,399	(2,933,983)
INCOME TAXES	-	-	-	-

NET INCOME ( LOSS)	(91,772)	(860,117)	22,524,399	(2,933,983)
DEEMED CAPITAL CONTRIBUTION ON EXTINGUISHMENT OF PREFERRED STOCK (NOTE 13)	-	-	4,068,720	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(91,772)	$(860,117)	$26,593,119	$(2,933,983)

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.06)	$1.42	$(0.21)
DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.06)	$1.21	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	20,581,603	13,656,603	18,696,072	13,656,603

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	20,581,603	13,656,603	22,078,058	13,656,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
		(revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,524,399	$(2,933,983)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	313,346	322,182
Gain on extinguishment of DMRJ debt (Note 13)	(24,916,561)	-
Stock based compensation	456,000	-
Accretion of asset retirement obligation	54,384	54,384
Changes in operating assets and liabilities:
Inventories	63,804	(221,093)
Prepaid expenses and other current assets	55,466	(5,066)
Accounts payable and accrued expenses	112,605	(102,412)
Accrued liabilities - officer wages	149,462	150,769
Interest payable - related parties	105,286	87,928
Interest payable - DMRJ	451,891	1,707,418
Net cash used by operating activities	(629,918)	(939,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(38,500)	(30,678)
Increase in reclamation bonds	(176)	(169)
Net cash used by investing activities	(38,676)	(30,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,475,000	-
Proceeds from (payment on) short term note payable	-	(34,500)
Proceeds from short term notes payable - related parties	100,000	944,060
Proceeds from convertible debt - related parties	72,000	178,000
Payment on note payable - DMRJ	(625,000)	-
Payment of obligation under capital lease - related party	(15,930)	(88,065)
Payment of notes payable - equipment	(334,503)	(651,350)
Net cash provided by financing activities	671,567	348,145

NET INCREASE (DECREASE) IN CASH	2,973	(622,575)
CASH, BEGINNING OF PERIOD	4,212	657,944

CASH, END OF PERIOD	$7,185	$35,369

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Extinguishment of preferred stock (Note 13)	$4,068,720	$-
Equipment acquired with notes payable - equipment (Note 12)	141,631	-
Accounts payable settled with notes payable - equipment (Note 12)	131,436	-

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

Ongoing undercapitalization has continued to hamper the Company’s ability to operate. Due to lack of funding, the Company has been temporarily shut down since third quarter of 2017. Subsequent to year end, on March 7, 2019, the Company successfully finalized a lending agreement with PDK Utah Holdings, LLC that enabled production to resume in 2019. See Note 19.

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

Management assessed the materiality of the effect of the errors on our prior annual financial statements, both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” We concluded the error was not material to any previously issued financial statements. Consequently, we will correct this error prospectively and revise our financial statements when the balance sheets, statements of operations and cash flows for such prior periods are included in future filings (“the Revisions”). The Revisions have no net impact on revenue or net cash provided by operating activities as previously reported.

The adjustments at September 30, 2018 to record the cumulative amounts related to this overstatement for prior periods through September 30, 2017 were:

	At September 30, 2017
	As previously
	reported	Adjustment	As Revised
Balance sheet
Inventories, current portion	$500,000	$-	$500,000
Current assets	673,182	-	673,182
Inventories, long term	3,730,190	(1,270,506)	1,477,968
Mineral properties and interest, net	1,114,675		1,205,387
Total assets	9,019,444	(1,270,506)	7,839,650

Accumulated deficit	(28,955,189)	(1,270,506)	(30,134,983)
Total shareholders’ equity (deficit)	(19,808,361)	(1,270,506)	(20,988,155)
Total liabilities and shareholders’ equity (deficit)	9,019,444	(1,270,506)	7,839,650

	Three month period ended September 30, 2017
Statement of operations
General project costs	74,938	(6,941)	67,997
Net income (loss)	(867,058)	6,941	(860,117)

Basic and diluted income (loss) per share	(0.06)	-	(0.06)

	Nine month period ended September 30, 2017
Statement of operations
General project costs	502,435	(66,551)	435,884
Net income (loss)	(3,000,534)	66,551	(2,933,983)

Basic and diluted income (loss) per share	(0.22)	0.01	(0.21)

Statement of cash flows
Net income (loss)	(3,000,534)	(66,551)	(2,933,983)
Change in inventory	(154,542)	66,551	(221,093)
Cash flow from operating activities	(939,873)	-	(939,873)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the nine months ended September 30, 2018 and 2017. The operating and financial results for the Company for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of September 30, 2018, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. See Note 16.

Earnings (loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(91,772)	$(860,117)	$22,524,399	(2,933,983)
Deemed capital contribution on extinguishment of preferred stock	-	-	4,068,720	-
Net income (loss) available to common shareholders - basic	(91,772)	(860,117)	26,593,119	(2,933,983)
Interest expense on convertible notes payable -related parties	-	-	55,561	-
Net income (loss) available to common shareholders - diluted	$(91,772)	$(860,117)	$26,648,680	$(2,073,868)

Weighted average shares outstanding - basic	20,581,603	13,656,603	18,696,072	13,656,603
Dilutive shares – convertible notes payable – related parties	-	-	3,381,986	-
Weighted average shares outstanding - diluted	20,581,603	13,656,603	22,078,058	13,656,603

Basic income (loss) per share	$(0.00)	$(0.06)	$1.42	$(0.21)
Diluted income (loss) per share	$(0.00)	$(0.06)	$1.21	$(0.21)

Excluded in diluted income (loss) per share as inclusion would have an antidilutive effect:
Convertible debt – related parties	3,381,986	3,036,498	-	3,036,498
Convertible preferred stock		47,211,002	-	47,211,002
Stock options	2,400,000	-	2,400,000	-
	5,781,986	50,247,500	2,400,000	50,247,500

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $4,495,024 through September 30, 2018 and negative working capital of $3,485,974 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a lender (Note 19) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, concerning (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 16 for information on the Company’s sales of products.

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

During the nine months ended September 30, 2018, the Company also sold 2,125,000 shares of its common stock at $0.40 per share for cash proceeds of $850,000.

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

NOTE 5 – RECLAMATION BONDS

At September 30, 2018 and 2017, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest. Total reclamation bonds posted at September 30, 2018 and December 31, 2017 are $753,230 and $753,054, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 6 – INVENTORIES

The following table provides the components of inventories:

	September 30, 2018	December 31, 2017
		(revised)
Ore on leach pad	$1,994,566	$2,058,370
Total	1,994,566	2,058,370
Less: current portion	(363,708)	(371,778)
Non-current inventories	$1,630,858	$1,686,592

Inventories are allocated between current and non-current based on estimated expected sales for the subsequent fiscal year. Inventories at September 30, 2018 and December 31, 2017 were valued at net realizable value because costs were greater than the market price for gold at both period-end dates.

NOTE 7 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Equipment	$3,252,007	$2,919,165
Furniture and fixtures	6,981	6,981
Electronic and computerized equipment	52,874	52,874
Vehicles	108,089	67,115
	3,419,951	3,046,135
Less accumulated depreciation	(1,906,584)	(1,434,921)
	1,513,367	1,611,214

Kiewit property facilities	2,497,435	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,221	2,010,222

Total	$3,523,588	$3,621,436

For the Kiewit property facilities, amortization expense is based on units of production which resulted in no amortization in the nine months ended September 30, 2018 and 2017 due to the lack of production.

NOTE 8 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Initial lease fee
Kiewit and Cactus Mill	$600,000	$600,000

Asset retirement obligation
Kiewit Site	789,026	789,026
Kiewit Exploration	10,780	10,780
Cactus Mill	16,133	16,133
Total	815,939	815,939
Accumulated amortization	(210,552)	(210,552)
	605,387	605,387

Total	$1,205,387	$1,205,387

The Company holds operating interests within the Gold Hill Mining District in Tooele County, Utah, consisting of 247 unpatented claims, including the unpatented mill site claim, and two Utah state mineral leases located on state trust lands. Annual claims fees are currently $155 per claim plus administrative fees. As part of the Pre-Paid Forward Gold Purchase Agreement finalized in March 2019, the number of claims held was reduced to a total of 76 claims. See Note 19.

In 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah. Under the terms of the Joint Venture Agreement, the Company is required to pay a 4% net smelter royalty on base metals in all other areas except for production from the Kiewit gold property and a net smelter royalty on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable. The Company is also required to pay a 6% net smelter return on any production from the Kiewit gold property. Royalty expense of $11,360 and $9,785 was recognized during the nine months ended September 30, 2018 and 2017, respectively. Amortization expense is based on units of production resulting in no amortization in the nine-month periods ended September 30, 2018 and 2017, due to the lack of production.

As part of the Pre-Paid Forward Gold Purchase Agreement finalized in March 2019, these royalties were bought out by the Company from Clifton Mining Company and two other minority royalty holders. During first quarter of 2019, the Company and Clifton Mining Company entered into a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of this Amended Lease, the Company relinquished its leasehold interest in all but 10 of the patented mining claims, for which it retained only the surface rights, and 66 of the unpatented lode mining claims previously held by the Company. See Note 19.

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

Subsequent to September 30, 2018, the Company failed to repay the notes on the November 2018 maturity date. The Company issued shares of common stock valued at $.40 per share based on the cash price of common stock sales during 2018 which was recognized as financing expense. The due date of the note was extended to May 31, 2019. Interest has not been paid since November 2014. Per the terms of the notes, interest on these notes is not convertible to common stock.

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

Accrued interest payable to related parties on the above notes payable was $422,722 and $317,436 at September 30, 2018 and December 31, 2017, respectively. Interest expense recognized on these loans was $71,260 and 57,398 during the nine-month periods ended September 30, 2018 and 2017, respectively. These loans were paid in full, including accrued interest, on March 7, 2019. See Note 19.

NOTE 10 – OBLIGATION UNDER CAPITAL LEASE - RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. At September 30, 2018 and 2017, equipment includes assets under capital lease amounting to $185,618 and $185,618, respectively. The equipment is being amortized over the estimated useful life of the equipment. Accumulated amortization at September 30, 2018 and December 31, 2017 was $59,663 and $39,775. At September 30, 2018, the estimated future minimum lease payments under the capital lease was $72,000 of which $3,820 is implied interest. The initial lease term was for 24 months, which expired June 20, 2018. The eight future minimum lease payments of $9,000 each plus financing costs were overdue at September 30, 2018. These lease payments were paid in full, including accrued interest and late fees, in March 2019. See Note 19.

NOTE 11 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

In the quarter ending September 30, 2018, the Company entered into a short-term note payable with one of the convertible debt holders (See Note 9) for a total of $100,000. The note bears interest at 10%, had a 2% loan initiation fee, and is due in full on March 31, 2019. Accrued interest payable to related parties on this note at September 30, 2018 and September 30, 2017 was $2,438 and nil, respectively. Interest expense recognized on these notes was $2,438 and nil during the nine-month periods ended September 30, 2018 and 2017, respectively. This short-term note was repaid in full to the lender, including 10% interest and a 2% loan initiation fee, in March 2019. See Note 19.

NOTE 12 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	September 30, 2018	December 31, 2017
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$30,893	$47,154

Note payable to CAT Financial, collateralized by used crushing equipment, due in 9 monthly installments of $39,009. See below.	195,067	-

Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%.	117,002	266,675

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	64,633	149,687

Note payable to Star Capital, LLC, collateralized by a 2009 Multiquip generator, due in 24 monthly installments of $1,412, beginning in March 2016, including interest at 11.4%.	-	5,515
	407,595	469,031
Current portion	(407,595)	(452,214)
Long term portion	$-	$16,817

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

All of the above notes were paid in full in March 2019 as part of funding from a Pre-Paid Forward Gold Purchase Agreement. See Note 19.

NOTE 13 – NOTE PAYABLE - DMRJ

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

The total due to DMRJ at September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017

Principal	$-	$15,554,552
Interest payable	-	9,535,118
	$-	$25,089,670

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

All of the preferred stock of the Company that had been issued to DMRJ in prior years was extinguished. The preferred stock was originally recorded for a total value $4,068,720. As a result of the extinguishment, the Company adjusted accumulated deficit for the value of the preferred stock. This amount is considered a capital contribution and has been added to net income attributable to common stockholders in the calculation of earnings per share for the nine months ended September 30, 2018.

After the above transactions, DMRJ is no longer a shareholder (beneficially or otherwise) of the Company.

The existing convertible debt holders funded the $625,000 and modifications to their existing convertible note terms were made in exchange for 4,500,000 shares of the Company’s common stock. See Notes 4 and 9.

NOTE 14 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the nine months ended September 30, 2018 and 2017 are as follows:

	September 30,	September 30,
	2018	2017
Asset retirement obligation, beginning of period	$1,046,621	$974,109
Changes to estimated costs and timing to reclaim	-	-
Accretion expense	54,384	54,384
Asset retirement obligation, end of period	$1,101,005	$1,028,493

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 9, 10 and 13, the Company had the following related party transactions.

The Company recognized rent expense for rental of office space of $9,000 for the nine months ended September 30, 2018 and 2017, respectively, paid to RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. Of the amounts recognized as expense, RMH Overhead, LLC was paid $9,000 in current rents during the nine months ended September 30, 2018 and 2017, respectively, in addition to $1,000 in rents received in the period ended September 30, 2018 from prior years, leaving a total of $15,750 and $16,750 remaining in accounts payable at September 30, 2018 and December 31, 2017, respectively, all of which represents amounts due from prior years.

At September 30, 2018 and December 31, 2017, accrued compensation of $859,039 and $709,577 was due to directors and officers. Of the amounts accrued at September 30, 2018 and December 31, 2017, accrued compensation of $563,231 and $491,693 is due to Rick Havenstrite. In addition, $79,000 and $44,000 was due to other directors at September 30, 2018 and December 31, 2017, respectively. The amount due at December 31, 2018 was paid in full in March 2019.

NOTE 16 – REVENUE RECOGNITION

The Company’s product consists of an unrefined gold concentrate, which is then refined offsite to become doré. For the three and nine months ended September 30, 2018, the Company had sales of gold concentrate in the amount of $211,812, all of which sold to H & H Metals. In the nine months ended September 30, 2017, we had gold concentrate sales of $162,763, all of which sold directly to Asahi. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

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

Sales of products by metal for the nine-month periods ended September 30, 2018 and September 30, 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Gold	$211,812	$80,485	$211,812	162,763
Silver (by-product)	2,715	2,559	2,715	4,860
Less: Smelter and refining charges	(18,953)	(1,726)	(18,953)	(5,039)
Total	$195,574	$81,318	$195,574	$162,584

At September 30, 2018 and December 31, 2017, we did not have a gold sales receivable balance.

NOTE 17 – STOCK-BASED COMPENSATION

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

The options were fully vested on the date of grant. The fair value of each option award is estimated using the Black-Scholes valuation model. Assumptions used in calculating the fair value during the nine-month period ended September 30, 2018 were as follows:

Weighted Average Inputs Used

Annual dividend yield	-
Expected life (years)	5.0
Risk-free interest rate	2.54%
Expected volatility based on comparable peers	51.2%
Common stock price based on most recent sale of common stock for cash	$0.40

Stock based compensation cost for the nine-month period ended September 30, 2018 was $456,000, which was included in general and administrative expenses. Option activity for the nine-month period ended September 30, 2018 consists of the following:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining (years)

Outstanding, December 31, 2017	-	-	-
Issued	2,400,000	$0.40	5.0
Exercised	-0-	-	-
Expired	-0-	-
Outstanding and exercisable, September 30, 2018	2,400,000	$0.40	4.4

No options were issued prior to the nine-month period ended September 30, 2018. The options have intrinsic value of nil at September 30, 2018.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Note 8, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah is billed and becomes due on November 30 of each year. At September 30, 2018, $26,125 was due for 2017, $79,917 was due for 2016, and $90,013 was due for 2015 including interest and penalties, for a total of $196,055 due to Tooele County at September 30, 2018. At September 30, 2018 this amount remains unpaid and is included in accounts payable and accrued expenses on the balance sheet. These amounts were paid in full in March 2019.

Proceeds of $130,000 were raised in 2012 from the sale of stock, with shares redeemable for cash generated from the sale of gold. Based on gold prices during the conversion period in 2014, conversion amounts due to shareholders is $151,406. At September 30, 2018 and 2017, this amount remains unpaid and is included in accounts payable and accrued expenses on the balance sheet. Settlement of these amounts was made in full in March 2019.

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

At September 30, 2018 and December 31, 2017, accrued compensation of $780,039 and $665,577 were due to officers. Of the amounts accrued at September 30, 2018 and December 31, 2017, accrued compensation of $563,231 and $491,693 is due to Rick Havenstrite and $216,808 and $173,884 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, $64,000 and $44,000 was due to directors at September 30, 2018 and December 31, 2017, respectively. These amounts were paid in full in March 2019. See Note 19.

Finder’s Agreement

On May 11, 2018, the Company agreed to an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 7, 2019, the Company closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) to a buyer for the purchase of gold produced from the Company’s mining property. This investment was considered to be a debt agreement and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company from PDK Utah Holdings, LLC in 2019. On November 1, 2019, an additional payment of 3% of the Tranche II payment received by the Company resulted in a payment of $48,000 to Mount Royal. Future amounts to be received from PDK Utah Holdings, LLC would also be subject to this agreement. See Note 19.

NOTE 19 – SUBSEQUENT EVENTS

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

Historically, we have incurred net losses for the years ended December 31, 2017 and 2016. We have incurred net income for the nine months ended September 30, 2018, which is attributable to the gain on extinguishment of DMRJ debt.

Results of Operations for the Three Months Ended September 30, 2018 and 2017.

During the three months ended September 30, 2018 and 2017, we had net losses of $91,772 and $860,117, respectively. This represents a decrease in net loss of $768,345. The decrease in net loss for the three months ended September 30, 2018 is principally attributable to a decrease in interest expense – related parties of $585,863 due to the cancellation of the DMRJ debt and an increase in concentrate sales of $131,327. The operating loss of $44,603 for the three months ended September 30, 2018 as compared to the operating loss of $222,131 for the three months ended June 30, 2017 represent a decrease of $177,528. The decrease operating loss is due to increases in concentrate sales.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018 and 2017, we had net income (loss) of $22,524,399 and $(2,933,983), respectively. This represents an increase in income of $25,458,382 for the nine months ended September 30, 2018. The increase in net income for the nine months ended September 30, 2018 is attributable to the cancellation of our agreement with DMRJ whereby we agreed to repurchase the debt and preferred shares previously owned by them. A gain on extinguishment of $24,916,561 was recognized as a result of this transaction. The operating loss of $1,818,394 for the nine months ended September 30, 2018 as compared to the operating loss of $1,064,965 for the nine months ended September 30, 2017 represent an increased loss in the amount of $753,429. The increased loss is due to curtailment of operations in 2017 which continued into 2018, and to the value assigned to the stock-based compensation awarded to employees and directors, along with increased legal and professional fees.

Liquidity and Cash Flow

Net cash used by operating activities was $629,918 during the nine-month period ended September 30, 2018, compared with cash used by operating activities of $939,873 during the nine-month period ended September 30, 2017. This $309,955 decrease in the amount of cash used by operating activities is primarily attributable an increase in net income and a net decrease in the change in operating assets and liabilities balances in the first nine months of 2018 compared to the same period in 2017. Cash flows from operation during the nine month period ended September 30, 2018 also included a noncash adjustment for stock based compensation of $456,000.

Net cash used by investing activities was $38,676 during the nine-month period ended September 30, 2018, compared to $30,847 cash used by investing activities during the nine-month period ended September 30, 2017. This increase of $7,829 represents an increase in property and equipment purchases.

Net cash provided by financing activities was $671,567 during the nine-month period ended September 30, 2018, compared with $348,145 cash provided by financing activities during the nine-month period ended September 30, 2017. The increase of $323,422 in cash provided by financing activities during the nine-month period ended September 30, 2018 was due primarily to proceeds from sale of common stock offset by payments on note payable to DMRJ and notes payable - equipment.

As a result of the above, cash increased by $2,973 during the nine-month period ended September 30, 2017, leaving us with a cash balance of $7,185 as of September 30, 2018.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at September 30, 2018 and 2017.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $4,495,024 through September 30, 2018 and negative working capital of $3,485,974 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a lender (Note 19) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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