Form 10-Q
period 2019-03-31
Desert Hawk Gold Corp.
filed 2020-02-03
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of January 30, 2020: 26,631,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP
BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$4,085,468	$8,716
Inventories (Note 5)	1,168,936	1,193,341
Prepaid expenses and other current assets	213,575	40,475
Total Current Assets	5,467,979	1,242,532

PROPERTY AND EQUIPMENT, net (Note 6)	3,702,936	3,415,707
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,955,319	879,001
RECLAMATION BONDS (Note 4)	710,488	753,290

TOTAL ASSETS	$13,836,722	$6,290,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,036	$652,895
Accrued liabilities-officer and other wages (Notes 16 and 19)	-	922,039
Interest payable - related parties (Notes 8, 9, and 10)	-	463,993
Short-term notes payable - related parties (Note 8)	-	249,000
Convertible debt - related parties (Note 9)	-	1,350,000
Obligation under capital lease - related party (Note 10)	-	69,562
Notes payable - equipment (Note 11)	217,772	324,111
Total Current Liabilities	281,808	4,031,600

LONG-TERM LIABILITIES
Asset retirement obligation (Note 13)	770,618	792,747
Settlement of consulting contract payable (Note 14)	200,000	-
Forward gold sales contract liability (Note 3)	10,600,000	-
	11,570,618	792,747
TOTAL LIABILITIES	11,852,426	4,824,347

COMMITMENTS AND CONTINGENCIES (Notes 7 and 19)

STOCKHOLDERS’ EQUITY (Note 15)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,631,603 and 20,581,603 shares issued and outstanding	26,633	20,753
Additional paid-in capital	9,466,475	7,120,355
Accumulated deficit	(7,508,812)	(5,674,925)
Total Stockholders’ Equity	1,984,296	1,466,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,836,722	$6,290,530

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
REVENUE:
Concentrate sales	$-	$-

EXPENSES
General project costs	247,741	165,630
Consulting	320,000	-
Officers and directors fees	71,768	63,000
Legal and professional	92,521	28,700
General and administrative	26,609	539,291
Loss on disposal of equipment	51,950	-
	810,589	796,621

OPERATING LOSS	(810,589)	(796,621)

OTHER INCOME (EXPENSE)
Gain on extinguishment of DMRJ debt (Note 12)	-	24,916,561
Interest and other income	-	62
Interest expense	(129)	(9,770)
Interest expense - related parties	(31,412)	(462,717)
Loss on settlement of consulting contract (Note 14)	(900,000)	-
Loss on settlement of redeemable stock (Note 19)	(63,094)	-
Financing expense	(28,663)	-
	(1,023,298)	24,444,136

INCOME (LOSS) BEFORE INCOME TAXES	(1,833,887)	23,647,515
INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,833,887)	$23,647,515
DEEMED CAPITAL CONTRIBUTION ON EXTINGUISHMENT OF PREFERRED STOCK (NOTE 12)	-	4,068,720
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,833,887)	$27,716,235

BASIC NET INCOME (LOSS) PER SHARE	$(0.08)	$1.83

DILUTED NET INCOME (LOSS) PER SHARE	$(0.08)	$1.51

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	22,414,936	15,170,492

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- DILUTED	22,414,936	18,402,067

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

For the three-month periods ended March 31, 2019 and March 31, 2018

					Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)
Balance, December 31, 2017	1,582,563	$1,582	13,956,603	$13,828	$9,143,418	$(31,088,143)	$(21,929,315)

Extinguishment of preferred stock (Note 12)	(1,582,563)	(1,582)	-	-	(4,067,138)	4,068,720	-

Stock options (Note 18)			-	-	456,000	-	456,000

Common stock issued for cash at $.40 per share	-	-	1,250,000	1,250	498,750	-	500,000

Common stock issued to convertible debtholders in connection with extinguishment of DMRJ debt (Note 12)	-	-	4,500,000	4,500	620,500	-	625,000

Net income	-	-	-	-	-	23,647,515	23,647,515

Balance, March 31, 2018	-	$-	19,706,603	$19,578	$6,651,530	$(3,371,908)	$3,299,200

Balance, December 31, 2018	-	-	20,881,603	20,753	7,120,355	(5,674,925)	1,466,183

Common stock issued in connection with acquiring mineral proprerties and interests (Note 7)	-	-	5,500,000	5,500	2,194,500	-	2,200,000

Common stock issued in connection with settlement of consulting contract (Note 14)			250,000	250	99,750	-	100,000

Common stock released in settlement of redeemable stock (Note 19)	-	-	-	130	51,870	-	52,000

Net loss	-	-	-	-	-	(1,833,887)	(1,833,887)

Balance, March 31, 2019		$	26,631,603	$26,633	$9,466,475	$(7,508,812)	$1,984,296

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,833,887)	$23,647,515
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	102,472	100,868
Gain of extinguishment of DMRJ debt (Note 12)	-	(24,916,561)
Stock based compensation	-	456,000
Accretion of asset retirement obligation	18,673	18,128
Gain on settlement of asset retirement obligation	(20,451)	-
Loss on disposal of equipment, net	51,950	-
Common stock issued for consulting contract settlement	100,000	-
Common stock issued for settlement of redeemable stock	52,000	-
Changes in operating assets and liabilities:
Inventories	24,405	(52,586)
Prepaid expenses and other current assets	(173,100)	55,886
Accounts payable and accrued expenses	(588,859)	163,290
Accrued liabilities - officer wages	(922,039)	63,000
Interest payable - related parties	(463,993)	37,602
Interest payable - DMRJ	-	451,891
Settlement of consulting contract payable	200,000	-
Net cash provided (used) by operating activities	(3,452,829)	25,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(177,746)	-
Additions to mineral properties and interests	(900,000)	-
Increase in reclamation bonds	-	(62)
Net cash used by investing activities	(1,077,746)	(62)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,125,000
Proceeds from note payable - related parties	91,680	72,000
Proceeds from forward gold contract liability, net	10,600,000	-
Payment on note payable - DMRJ	-	(625,000)
Payment of obligation under capital lease - related party	(69,562)	-
Payment of notes payable - equipment	(324,111)	(76,093)
Payment of short term note payable - related parties	(340,680)	-
Payment of convertible debt - related parties	(1,350,000)	-
Net cash provided by financing activities	8,607,327	495,907

NET INCREASE IN CASH	4,076,752	520,878
CASH, BEGINNING OF PERIOD	8,716	4,212

CASH, END OF PERIOD	$4,085,468	$525,090

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Extinguishment of preferred stock	-	$4,068,720
Common stock issued for mineral properties and interests	$2,200,000	-
Equipment acquired with notes payable - equipment	217,772	-
Funds sent by buyer directly to previous owner for purchase of royalty interest (Note 8)	2,200,000	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”), a Nevada Corporation, was incorporated on November 5, 1957. The Company commenced its current mining activities on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company (“Clifton”), the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, (a Platinum Partners related entity), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate. Production commenced and revenues of approximately $7,200,000 from sales of gold and other metals concentrate have been received through March 31, 2019.

On March 8, 2018, the Company successfully finalized an agreement with the trustees of DMRJ Group (“DMRJ”) which eliminated the note and interest payable balance of $25,541,561 due to DMRJ in exchange for $625,000. In addition, all outstanding shares of preferred stock held by DMRJ were retired and cancelled. See Note 12.

Prior to March 2019, ongoing undercapitalization continued to hamper the Company’s ability to operate. Due to lack of funding, the Company was temporarily shut down since third quarter of 2017. On March 7, 2019, the Company successfully finalized a forward gold sales contract agreement (the Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”)) that provided funding and enabled production to resume later in 2019. See Note 3.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2018. The operating and financial results for the Company for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on July 29, 2019.

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the goods or services received or the fair value of the equity interest issued, whichever is more reliably measurable. For stock options, the Company estimates the fair value of stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of March 31, 2019, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. See Note 17.

Earnings (loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

	Three months ended March 31,
	2019	2018
Net income (loss)	$(1,833,887)	$23,647,515
Deemed capital contribution on extinguishment of preferred stock	-	4,068,720
Net income (loss) available to common shareholders - basic	(1,833,887)	27,716,235
Interest expense on convertible notes payable - related parties	-	17,958
Net income (loss) available to common shareholders - diluted	$(1,833,887)	$27,734,193

Weighted average shares outstanding - basic	22,414,936	15,170,492
Dilutive shares – convertible notes payable – related parties	-	3,231,575
Weighted average shares outstanding - diluted	22,414,936	18,402,067

Basic income (loss) per share	$(0.08)	$1.83

Diluted income (loss) per share	$(0.08)	$1.51

For the three months ended March 31, 2019, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the period then ended. For the three months ended March 31, 2018, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded because the options’ exercise price was not lower than the average share price during the period.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $7,508,812 through March 31, 2019 and net loss of $1,833,887 for the three months ended March 31, 2019. Both raise doubt about the Company’s ability to continue as a going concern. However, with the funding received under the forward gold sales agreement (Note 3) during the three months ended March 31, 2019 and resulting working capital of $5,186,171 at March 31, 2019, the Company believes it has the ability to meet its obligations for the next twelve months.

New Accounting Pronouncements

 In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon implementation of the new guidance, the Company will be required to recognize a liability and right-of-use asset for its operating leases. The Company has elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented. Adoption of the ASU on January 1, 2019 had no material impact to the Company’s financial statements as the Company has no long term leases.

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to certain disclosure requirements with respect to fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of this update on fair value measurement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – FORWARD GOLD SALES CONTRACT LIABILITY

During the first quarter of 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, PDK agreed to purchase a total of 73,910 ounces of gold from the Company at a reduced market price. Prepayment will be made in three tranches, with the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement on March 7, 2019 (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the Initial Funding, the Company paid an upfront fee of $600,000 to PDK for expenses incurred in connection with the transaction. Under the terms of the Purchase Agreement, the Company agreed to sell gold at a reduced market price in certain quantities during agreed periods following prepayment of each tranche. The first gold delivery of 655 ounces is due December 2020.

The Purchase Agreement contains provisions requiring the Company to pay PDK a portion of the proceeds when gold is sold to a third party. In addition, PDK may reduce the required number of ounces to be sold in exchange for common shares of the Company. As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

The forward gold sales contract liability due under the terms of the Purchase Agreement at March 31, 2019 is $10,600,000 which is the $11,200,000 received from PDK in the initial tranche less the $600,000 upfront fee paid by the Company. On October 31, 2019, the Purchase Agreement was amended to reduce the number of gold ounces to be delivered and the amount of funding to be received in Tranches 2 and 3 (Note 20).

NOTE 4 – RECLAMATION BONDS

At March 31, 2019 and December 31, 2018, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In March 2019, as part of the Amended Lease (Note 7), the Company returned the Cactus Mill property and the reclamation bond of $42,802 on that property to Clifton Mining Company.

Total reclamation bonds posted at March 31, 2019 and December 31, 2018 are $710,488 and $753,290, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at March 31, 2019 and December 31, 2018 consists of ore on the leach pad all of which is expected to be processed over the next twelve months. Inventories at March 31, 2019 and December 31, 2018 were valued at net realizable value because inventory-related costs were greater than the amount the Company expects to receive on the sale of the estimated gold ounces contained in inventories at both period-end dates.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Equipment	$3,303,225	$3,093,690
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	52,874
Vehicles	99,073	108,089
Land improvements	27,746	-
	3,487,612	3,261,634
Less accumulated depreciation	(1,794,898)	(1,856,149)
	1,692,714	1,405,485

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(487,214)	(487,214)
	2,010,222	2,010,222

Total	$3,702,936	$3,415,707

For the Kiewit property facilities, amortization expense is based on units of production which resulted in no amortization in the quarters ended March 31, 2019 and 2018 due to the lack of production.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Kiewit and all other sites	$3,700,000	$600,000
Less accumulated amortization	(36,948)	(36,948)
	3,663,052	563,052
Asset retirement obligation
Kiewit Site	452,193	452,193
Kiewit Exploration	11,126	11,126
Cactus Mill	-	26,234
Total	463,319	489,553
Less accumulated amortization	(171,052)	(173,604)
	292,267	315,949

Total	$3,955,319	$879,001

In 2009, the Company entered into a Joint Venture Agreement with the Clifton Mining Company (“Clifton”) and the Woodman Mining Company for the lease of their property interests in the Gold Hill Mining District of Utah. In March 2019, the Company and Clifton entered into a Second Amended and Restated Lease Agreement (the “Amended Lease”).   Under the terms of this Amended Lease, the Company relinquished its leasehold interest in all but 10 of the patented mining claims, for which it retained only the surface rights, and 66 of the unpatented lode mining claims previously held by the Company. The Cactus Mill property was returned to Clifton Mining Company as part of this agreement.

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 to Clifton which was added to the carrying value of the mineral properties and interests. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months following the Initial Funding. In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims.

Under the terms of the initial Joint Venture Agreement, the Company was required to pay a 4% net smelter royalty (“NSR”) on base metals in all other areas except for production from the Kiewit gold property and a NSR on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company was also required to pay Clifton a 6% NSR on any production from the Kiewit gold property.

As part of the Purchase Agreement (Note 3) finalized in March 2019, these NSRs were bought out by the Company from Clifton and two other minority royalty holders at a cost of $900,000 which was added to the carrying value of the mineral properties and interests. The buyer in the Purchase Agreement, PDK, acquired a 4% NSR, previously held by Clifton, on the Kiewit property for $2,200,000. A 4% NSR on any production from the Kiewit gold property is now due to PDK.

For mineral properties and interests, amortization expense is based on units of production which resulted in no amortization in the quarters ended March 31, 2019 and 2018 due to the lack of production.

NOTE 8 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

During 2018 and the first quarter of 2019, the Company entered into several short-term notes payable with the convertible debt holders (Note 9) and with the Company’s president. Total borrowed was $91,680 during the first quarter 2019 and $249,000 during the year ended December 31, 2018. The notes bore interest at 10%, had a 2% loan initiation fee, and were due in full on March 31, 2019. Accrued interest payable to related parties on these notes at March 31, 2019 and December 31, 2018 was nil and $7,243. Interest expense recognized on these loans was $5,820 for the three months ended March 31, 2019. No interest expense was recognized during the three months ended March 31, 2018.

These short-term notes were repaid in full, including 10% interest and a 2% loan initiation fee, in March 2019 as part of the terms of the Purchase Agreement.

NOTE 9 – CONVERTIBLE DEBT – RELATED PARTIES

2009 Convertible Notes:

On November 18, 2009, the Company issued convertible promissory notes to two of its minority shareholders, for a total of $600,000. The notes bore interest at 15% per annum. Interest-only was payable in equal monthly installments of $7,500. The notes were convertible at a rate of $0.70 per share.

The Company failed to repay the notes on the November 2018 maturity date. During the year ended December 31, 2018, the Company issued shares of common stock valued at $0.40 per share based on the cash price of common stock sales during 2018 which was recognized as financing expense. The due date of the note was extended to May 31, 2019. Interest had not been paid since November 2014. Per the terms of the notes, interest on these notes is not convertible to common stock.

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

Accrued interest payable to related parties on the above convertible notes payable was nil and $456,750 at March 31, 2019 and December 31, 2018, respectively. Interest expense recognized on these loans was $24,412 and $37,602 for the three month periods ended March 31, 2019 and March 31, 2018, respectively.

All of the notes were paid in full, including accrued interest, on March 7, 2019 with funds received under the Purchase Agreement.

NOTE 10 – OBLIGATION UNDER CAPITAL LEASE — RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment valued at $185,618, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. The equipment is being amortized over the estimated useful life of the equipment. Accumulated amortization at December 31, 2018 was $66,292.

Lease payments were paid in full, including accrued interest and late fees, in March 2019 with funds received under the Purchase Agreement.

NOTE 11 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	March 31, 2019	December 31, 2018
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$-	$27,192
Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%.	-	117,002
Note payable to Wheeler Machinery, collateralized by used crushing equipment, due in 9 monthly installments of $39,009.	-	145,066

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	-	34,851
Note payable to Wheeler Machinery, collateralized by a used Metso C3054 Jaw Crusher, due in 5 monthly installments of $45,000, beginning June 2019, including interest at 8%.	217,772	-
	217,772	324,111
Current portion	(217,772)	(324,111)
Long term portion	$-	$-

Principal payments are as follows for the twelve months ended March 31, 2020	$217,772

All of the above notes with balances due at December 31, 2018 were paid in full in March 2019 with funds received under the Purchase Agreement.

NOTE 12 – NOTE PAYABLE — DMRJ

In July 2010, the Company entered into an Investment Agreement with DMRJ. The Agreement had been modified numerous times and operated under the Fourteenth Amendment to the Investment Agreement dated December 22, 2016. The Amendments provided for extensions of payment dates, increased funding capacity and other modifications to the debt agreement. At December 31, 2017, DMRJ beneficially owned approximately 77% of the Company (on a fully diluted basis) with Series A, A-2 and B preferred stock shares convertible to 47,211,002 shares of common stock (See Note 15).

In the third quarter of 2016, control of the management of DMRJ was given to court appointed trustees of the two major funds of Platinum Partners. On March 8, 2018, the Company finalized an agreement with the trustees to discharge all of the amounts owed by the Company to DMRJ and to extinguish all of DMRJ’s shares of the Company’s preferred stock in exchange for $625,000. On the date of the agreement, the principal balance of the note was $15,554,552 and accrued interest payable was $9,987,009 for a total balance due of $25,541,561. As a result of the transaction, in the quarter ended March 31, 2018, the Company recognized a gain on extinguishment of debt of $24,916,561.

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

After the above transactions, DMRJ is no longer a shareholder (beneficially or otherwise) of the Company as of March 8, 2018.

During the quarter ended March 31, 2018, the existing convertible debt holders funded the $625,000 and modifications to their existing convertible note terms were made in exchange for 4,500,000 shares of the Company’s common stock. See Notes 9 and 15.

NOTE 13 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three-month periods ended March 31, 2019 and 2018 are as follows:

	March 31, 2019	March 31, 2018
Asset retirement obligation, beginning of period	$792,747	$1,046,621
Reduction in liability due to transfer of Cactus Mill property	(40,802)	-
Accretion expense	18,673	18,128
Asset retirement obligation, end of period	$770,618	$1,064,749

During the quarter ended March 31, 2019, the Cactus Mill property was returned to Clifton as part of the terms of the Amended Lease (Note 7). The net asset retirement cost of $20,351 and obligation of $40,802 relating to the Cactus Mill property were eliminated resulting in a gain on settlement of asset retirement obligation of $20,451 recognized in the statement of operations.

NOTE 14 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties.

On January 16, 2019, the Company negotiated a termination of the Agency Agreement (the “Termination Agreement”) with H&H. Under the terms of the Termination Agreement, the Company paid H&H $600,000 in cash and agreed to pay an additional $200,000 within 18 months. The Company also issued 250,000 shares of its common stock with a fair value of $100,000 to H&H. In addition, Phillip H. Holme, a principal of H&H, became a director of the Company.

The Company recognized a loss on settlement of consulting contract of $900,000 during the quarter ended March 31, 2019. The balance of $200,000 is due under the settlement agreement at March 31, 2019.

NOTE 15 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2019 Activity

During the quarter ended March 31, 2019, the Company had the following transactions relating to common stock. All shares issued were valued at $0.40 per share based on the most recent sale of common stock for cash:

●	Issued 5,500,000 shares of common stock to Clifton in connection with the Amended Lease (Note 7). The fair value of these shares was $2,200,000.

●	Issued 250,000 shares of common stock to H&H in connection with settlement of a consulting contract (Note 14). The fair value of these shares was $100,000.

●	In connection with the settlement of stock redeemable with gold proceeds issued in 2012, the Company allowed investors to retain 130,000 shares of common stock that had been issued in connection with a financing in 2012 (Note 19). The fair value of these shares was $52,000.

2018 Activity

During the quarter ended March 31, 2018, the Company had the following transactions relating to common stock:

●	Sold 4,500,000 shares of common stock to the convertible debt holders for $625,000 in cash and several concessions as to the convertibility, due dates and default provisions on their outstanding debt. See Note 9.

●	Sold 1,250,000 shares of its common stock at $0.40 per share for cash proceeds of $500,000.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 8, 9, 10 and 19, the Company had the following related party transaction.

The Company has a month to month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $3,000 for the three months ended March 31, 2019 and 2018, respectively, under this lease. At March 31, 2019 and December 31, 2018, amounts due to RMH Overhead, LLC of nil and $18,750, respectively, are included in in accounts payable and accrued expenses on the balance sheet.

NOTE 17 – REVENUE RECOGNITION

The Company’s product consists of an unrefined gold concentrate, which is then refined offsite to become doré. For the quarters ended March 31, 2019 and March 31, 2018 the Company had no sales of concentrate. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and when the transaction price can be determined or reasonably estimated.

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

There were no sales of products for the quarters ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, the Company did not have a gold sales receivable balance.

NOTE 18 – STOCK OPTIONS

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

The options were fully vested on the date of grant. The fair value of the options, calculated using the Black Scholes model, of $456,000 was recognized as stock based compensation cost for the three-month period ended March 31, 2018, which was included in general and administrative expenses.

Outstanding options at March 31, 2019 are 2,400,000, have a remaining life of 3.9 years, and had no intrinsic value. No options were granted, expired, or were exercised during the three-month period ended March 31, 2019.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 3 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At March 31, 2019, the amount due to Tooele County is nil. At December 31, 2018, the balance due for these taxes was $134,687 which included delinquent taxes from prior years. The balance was paid in full in March 2019 with funds received under the Purchase Agreement.

Employment Agreements

The Company has an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement, as amended, requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $144,000 plus certain performance compensation upon fulfillment of established goals. The agreement allows the board of directors to terminate Mr. Havenstrite’s employment at any time, providing for a severance payment upon termination without cause.

Beginning in 2019, the Company’s board of directors agreed to compensate directors for their contributions to the management of the Company, with one director receiving $6,000 per month and the other two directors receiving $5,000 per quarter.

At March 31, 2019 and December 31, 2018, accrued compensation of nil and $828,039, were due to officers of the Company. Of the amounts accrued at March 31, 2019 and December 31, 2018, accrued compensation of nil and $593,232 is due to Rick Havenstrite and nil and $234,807 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, nil and $94,000 was due to directors at March 31, 2019 and December 31, 2018, respectively. The amounts due at December 31, 2018 were paid in full in March 2019 with funds received under the Purchase Agreement.

Finder’s Agreement

On May 11, 2018, the Company entered into an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 7, 2019, the Company closed a Purchase Agreement (Note 3) to a buyer for the purchase of gold produced from the Company’s mining property. This agreement was deemed to be subject to the finder’s fee and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company in accordance with the terms of the Purchase Agreement. On November 1, 2019, an additional payment of 3% of the Tranche 2 payment received by the Company resulted in a payment of $48,000 to Mount Royal and a third payment of $42,000 was issued after receipt of the Tranche 3 payment on December 27, 2019. Future amounts to be received from investors could also be subject to this agreement. During the quarter ended March 31, 2019, the Company recognized $318,000 as consulting expense relating to this agreement.

Stock Redeemable with Gold Proceeds

In 2012, the Company sold 130,000 shares of its common stock.  Under the terms of this offering, the shares could be redeemed for cash generated from the sale of gold. Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, the shares were recorded as a liability and not as equity.

All investors opted to convert their shares for cash from 5% of the gold sales.  At December 31, 2018, the Company had a payable of $151,405 to investors for their portion of gold sales included in accounts payable. This balance was paid to the investors during the quarter ended March 31, 2019 fully satisfying the terms of the original offering. Upon full satisfaction of the redemption provisions, the shares of common stock should have been returned to the Company. However, the Company allowed the investors to keep the shares. The Company recognized an expense of $63,094, which includes $52,000 for the fair value of the shares of common stock, as loss on settlement of redeemable stock during the quarter ended March 31, 2019.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative fees.

NOTE 20 – SUBSEQUENT EVENTS

Claim Acquisition

On June 13, 2019, the Company entered into an agreement whereby the Company acquired 20 claims adjacent to the Kiewit property from Ben Julian, LLC for $250,000.

Amendment of Forward Gold Sales Contract (Purchase Agreement)

On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Pre-Paid Forward Agreement (the “Amended Agreement”) to adjust the second and third tranches paid to the Company, to reduce the total number of ounces of gold subject to the Purchase Agreement, and to revise other provisions therein. The second tranche was reduced from $4,500,000 to $1,600,000, and the third tranche was reduced from $5,500,000 to $1,400,000. The second tranche was received on October 31, 2019 upon execution of the Amended Agreement and the third tranche was received on December 27, 2019, with funds to be dedicated in accordance with the revised budget furnished with the Amended Agreement. The amendment also reduced the total number of ounces of gold prepaid under the agreement from 73,910 to 47,045.

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

The Amended Agreement also alters the total amount that PDK may reduce the number of ounces of gold to be delivered under the Amended Agreement in exchange for common shares of the Company. Under the Amended Agreement, PDK may reduce the required number of ounces by up to 8,000 ounces in exchange for common shares of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;
●	disruptions in credit and financial markets;

●	global productive capacity;

●	changes in product costing; and

●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).

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

DMRJ Settlement

On July 14, 2010, we entered into an Investment Agreement, which was amended from time to time, (the “Investment Agreement”) with DMRJ Group I, LLC (“DMRJ”) to provide funding for our mining operations. Under the terms of the Investment Agreement, we borrowed approximately $15,000,000 through the year ended December 31, 2017 resulting in a balance due to DMRJ on March 8, 2018 of $25,511,561 including principal and interest. As further consideration for the loans, we issued to DMRJ 958,033 shares of Series A Preferred Stock, 180,000 shares of Series A-2 Preferred Stock, and 444,529.69 shares of Series B Preferred Stock. On March 8, 2018, DMRJ owned approximately 77% of stock of the Company (on a fully diluted basis). The preferred shares and debt were subsequently transferred to affiliated entities of DMRJ.

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

 Pre-Paid Forward Gold Purchase and Amended Agreement

During the first quarter of 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, PDK agreed to purchase a total of 73,910 ounces of gold from the Company at a reduced market price. Prepayment will be made in three tranches, with the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement on March 7, 2019 (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the Initial Funding, the Company paid an upfront fee of $600,000 to PDK for expenses incurred in connection with the transaction. Under the terms of the Purchase Agreement, the Company agreed to sell gold at a reduced market price in certain quantities during agreed periods following prepayment of each tranche. The first gold delivery of 655 ounces is due December 2020.

The Purchase Agreement contains provisions requiring the Company to pay PDK a portion of the proceeds when gold is sold to a third party. In addition, PDK may reduce the required number of ounces to be sold in exchange for common shares of the Company. As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

The forward gold sales contract liability due under the terms of the Purchase Agreement at March 31, 2019 is $10,600,000 which is the $11,200,000 received from PDK in the initial tranche less the $600,000 upfront fee paid by the Company. On October 31, 2019, the Purchase Agreement was amended to reduce the number of gold ounces to be delivered and the amount of funding to be received in Tranches 2 and 3.

On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Pre-Paid Forward Agreement (the “Amended Agreement”) to adjust the second and third tranches paid to the Company, to reduce the total number of ounces of gold subject to the Purchase Agreement, and to revise other provisions therein. The second tranche was reduced from $4,500,000 to $1,600,000, and the third tranche was reduced from $5,500,000 to $1,400,000. The second tranche was received on October 31, 2019 upon execution of the Amended Agreement and the third tranche was received on December 27, 2019, with funds to be dedicated in accordance with the revised budget furnished with the Amended Agreement. The amendment also reduced the total number of ounces of gold prepaid under the agreement from 73,910 to 47,045.

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

The Amended Agreement also alters the total amount that PDK may reduce the number of ounces of gold to be delivered under the Amended Agreement in exchange for common shares of the Company. Under the Amended Agreement, PDK may reduce the required number of ounces by up to 8,000 ounces in exchange for common shares of the Company.

Clifton Amended Lease Agreement

In March 2019, the Company and Clifton entered into a Second Amended and Restated Lease Agreement (the “Amended Lease”).   Under the terms of this Amended Lease, the Company relinquished its leasehold interest in all but 10 of the patented mining claims, for which it retained only the surface rights, and 66 of the unpatented lode mining claims previously held by the Company. The Cactus Mill property was returned to Clifton Mining Company as part of this agreement.

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 to Clifton which was added to the carrying value of the mineral properties and interests. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months following the Initial Funding. In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims.

Under the terms of the initial Joint Venture Agreement, the Company was required to pay a 4% net smelter royalty (“NSR”) on base metals in all other areas except for production from the Kiewit gold property and a NSR on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company was also required to pay Clifton a 6% NSR on any production from the Kiewit gold property.

As part of the Purchase Agreement finalized in March 2019, these NSRs were bought out by the Company from Clifton and two other minority royalty holders at a cost of $900,000 which was added to the carrying value of the mineral properties and interests. The buyer in the Purchase Agreement, PDK, acquired a 4% NSR, previously held by Clifton, on the Kiewit property for $2,200,000. A 4% NSR on any production from the Kiewit gold property is now due to PDK.

 Settlement of Consulting Agreement

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties.

On January 16, 2019, the Company negotiated a termination of the Agency Agreement (the “Termination Agreement”) with H&H. Under the terms of the Termination Agreement, the Company paid H&H $600,000 in cash and to pay an additional $200,000 within 18 months. The Company also issued 250,000 shares of its common stock with a fair value of $100,000 to H&H. In addition, Phillip H. Holme, a principal of H&H, became a director of the Company.

The Company recognized a loss on settlement of consulting contract of $900,000 during the quarter ended March 31, 2019. The balance of $200,000 is due under the settlement agreement at March 31, 2019.

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

Stock Options

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

Historically, we incurred net losses for the year ended December 31, 2017. We incurred net income for the year ended December 31, 2018, which was attributable primarily to the gain on extinguishment of DMRJ debt. We incurred net losses for the three months ended March 31, 2019.

Results of Operations for the Three Months Ended March 31, 2019 and 2018.

The operating loss of $810,589 for the three months ended March 31, 2019 as compared to the operating loss of $796,621 for the three months ended March 31, 2018 represent increased losses in the amount of $13,968. Increased losses are due to consulting fees in association with the Purchase Agreement finalized on March 7, 2019. During the quarters ended March 31, 2019 and 2018, we had net income (loss) of $(1,833,887) and $23,647,515 respectively. This represents a decrease of $25,481,402 for the quarter ended March 31, 2019 over the quarter ended March 31, 2018. The net income for the quarter ended March 31, 2018 is attributable to the cancellation of our agreement with DMRJ whereby we agreed to repurchase the debt and preferred shares previously owned by them, resulting in a gain on extinguishment of $24,916,561.

Liquidity and Cash Flow

Net cash used by operating activities was $3,452,829 during the three-month period ended March 31, 2019, compared with cash provided by operating activities of $25,033 during the three-month period ended March 31, 2018. This $3,477,862 increase in the amount of cash used by operating activities is primarily attributable to increased net loss and payment of accrued expenses and payables in the quarter ended March 31, 2019.

Net cash used by investing activities was $1,077,746 during the three-month period ended March 31, 2019 compared to $62 during the three-month period ended March 31, 2018. This increase of $1,077,684 during the three-month period ended March 31, 2019 was due to the purchase of royalty interests as part of the Purchasing Agreement and to additions to property and equipment in relation to the restart of operations.

Net cash provided by financing activities was $8,607,327 during the three-month period ended March 31, 2019, compared with $495,907 cash provided by financing activities during the three-month period ended March 31, 2018. The increase of $8,111,420 in cash provided by financing activities in 2018 was due primarily to proceeds from the Purchase Agreement.

As a result of the above, cash increased by $4,076,752 during the three-month period ended March 31, 2019, leaving us with a cash balance of $4,085,468 as of March 31, 2019.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 2, “Summary of Significant Accounting Policies,” in our attached unaudited financial statements for a discussion of those policies.

Revenue Recognition

Sales of all metals products are recorded as revenues when title and risk of loss transfer to the purchaser. Sales to the purchaser are recorded at gross sales price, with charges for treatment, refining, smelting and other sales charges included as part of general project costs.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at March 31, 2019 and 2018.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $7,508,812 through March 31, 2019 which raises doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through Purchase Agreement, they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. However, with the funding received under the Purchase Agreement during the three months ended March 31, 2019, the Company believes it has the ability to meet its obligations for the next twelve months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer, who serves as our principal executive officer; and our Treasurer, who serves as our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, due to financial considerations, we were unable to timely file this Quarterly Report on Form 10-Q and, thus, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this quarterly report.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
95	Mine Safety Disclosure
99.1	NRS Royalty Interest (confidential information has been redacted)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

Date: February 3, 2020	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2020	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)