Form 10-Q
period 2019-06-30
Desert Hawk Gold Corp.
filed 2020-02-03
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP
BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$2,585,843	$8,716
Inventories (Note 5)	1,340,662	1,193,341
Prepaid expenses and other current assets	97,996	40,475
Total Current Assets	4,024,501	1,242,532

PROPERTY AND EQUIPMENT, net (Note 6)	4,404,706	3,415,707
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,941,441	879,001
RECLAMATION BONDS (Note 4)	724,433	753,290

TOTAL ASSETS	$13,095,081	$6,290,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,340	$652,895
Accrued liabilities - officer and other wages (Notes 16 and 19)	-	922,039
Interest payable - related parties (Notes 8, 9 and 10)	-	463,993
Short-term notes payable - related parties (Note 8)	-	249,000
Convertible debt - related parties (Note 9)	-	1,350,000
Obligation under capital lease - related party (Note 10)	-	69,562
Notes payable - equipment (Note 11)	427,745	324,111
Total Current Liabilities	471,085	4,031,600

LONG-TERM LIABILITIES
Asset retirement obligation (Note 13)	789,291	792,747
Settlement of consulting contract payable (Note 14)	200,000	-
Forward sales gold contract liability (Note 3)	10,600,000	-
	11,589,291	792,747
TOTAL LIABILITIES	12,060,376	4,824,347

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY (Note 15)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,631,603 and 20,881,603 shares issued and outstanding	26,633	20,753
Additional paid-in capital	9,466,475	7,120,355
Accumulated deficit	(8,458,403)	(5,674,925)
Total Stockholders’ Equity	1,034,705	1,466,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,095,081	$6,290,530

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
REVENUE:
Concentrate sales	$-	$-	$-	$-

EXPENSES:
General project costs	525,796	796,345	773,537	961,975
Consulting	117,617	-	437,617	-
Exploration expense	71,154	-	71,154	-
Officers and directors fees	85,077	63,000	156,845	126,000
Legal and professional	59,600	55,442	152,121	84,142
General and administrative	82,988	62,383	109,597	601,674
Loss on disposal of equipment	-	-	51,950	-
	942,232	977,170	1,752,821	1,773,791

OPERATING LOSS	(942,232)	(977,170)	(1,752,821)	(1,773,791)

OTHER INCOME (EXPENSE)
Gain on extinguishment of DMRJ debt (Note 12)	-	-	-	24,916,561
Interest and other income	-	57	-	119
Interest expense	(7,359)	(17,684)	(7,488)	(27,454)
Interest expense - related parties	-	(36,547)	(31,412)	(499,264)
Loss on settlement of consulting contract (Note 14)	-	-	(900,000)	-
Loss on settlement of redeemable stock (Note 19)	-	-	(63,094)	-
Financing expense	-	-	(28,663)	-
	(7,359)	(54,174)	(1,030,657)	24,389,962

INCOME (LOSS) BEFORE INCOME TAXES	(949,591)	(1,031,344)	(2,783,478)	22,616,171
INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(949,591)	(1,031,344)	(2,783,478)	22,616,171
DEEMED CAPITAL CONTRIBUTION ON EXTINGUISHMENT OF PREFERRED STOCK (NOTE 12)	-	-	-	4,068,720
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(949,591)	$(1,031,344)	$(2,783,478)	$26,684,891

BASIC NET INCOME (LOSS) PER SHARE	$(0.04)	$(0.05)	$(0.11)	$1.50

DILUTED NET INCOME (LOSS) PER SHARE	$(0.04)	$(0.05)	$(0.11)	$1.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	26,631,603	20,276,658	24,534,918	17,737,680

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	26,631,603	20,276,658	24,534,918	21,042,408

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three-month periods ended June 30, 2019 and June 30, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2018	19,706,603	$19,578	$6,651,530	$(3,371,908)	$3,299,200

Common stock issued for cash at $.40 per share	875,000	875	349,125	-	350,000

Net loss	-	-	-	(1,031,344)	(1,031,344)

Balance, June 30, 2018	20,581,603	$20,453	$7,000,655	$(4,403,252)	$2,617,856

Balance, March 31, 2019	26,631,603	$26,633	$9,466,475	$(7,508,812)	$1,984,296

Net loss	-	-	-	(949,591)	(949,591)

Balance, June 30, 2019	26,631,603	$26,633	$9,466,475	$(8,458,403)	$1,034,705

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

For the six-month periods ended June 30, 2019 and June 30, 2018

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	1,582,563	$1,582	13,956,603	$13,828	$9,143,418	$(31,088,143)	$(21,929,315)

Extinguishment of preferred stock (Note 12)	(1,582,563)	(1,582)	-	-	(4,067,138)	4,068,720	-

Stock options (Note 18)	-	-	-	-	456,000	-	456,000

Common stock issued for cash at $.40 per share	-	-	2,125,000	2,125	847,875	-	850,000

Common stock issued to convertible debtholders in connection with extinguishment of DMRJ debt (Note 12)	-	-	4,500,000	4,500	620,500	-	625,000

Net income	-	-	-	-	-	22,616,171	22,616,171

Balance, June 30, 2018	-	$-	20,581,603	$20,453	$7,000,655	$(4,403,252)	$2,617,856

Balance, December 31, 2018	-	$-	20,881,603	$20,753	$7,120,355	$(5,674,925)	$1,466,183

Common stock issued in connection with acquiring mineral proprerties and interests (Note 7)	-	-	5,500,000	5,500	2,194,500	-	2,200,000

Common stock issued in connection with settlement of consulting contract (Note 14)			250,000	250	99,750	-	100,000

Common stock released in settlement of redeemable stock (Note 19)	-	-	-	130	51,870	-	52,000

Net loss	-	-	-	-	-	(2,783,478)	(2,783,478)

Balance, June 30, 2019	-	$-	26,631,603	$26,633	$9,466,475	$(8,458,403)	$1,034,705

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,783,478)	$22,616,171
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	184,782	205,591
Gain of extinguishment of DMRJ debt (Note 12)	-	(24,916,561)
Stock based compensation	-	456,000
Accretion of asset retirement obligation	37,346	36,256
Gain on settlement of asset retirement obligation	(20,451)	-
Loss on disposal of equipment, net	51,950	-
Common stock issued for consulting contract settlement	100,000	-
Common stock issued for settlement of redeemable stock	52,000	-
Changes in operating assets and liabilities:
Inventories	(147,321)	332,973
Prepaid expenses and other current assets	(57,521)	71,215
Accounts payable and accrued expenses	(609,555)	2,949
Accrued liabilities - officer and other wages	(922,039)	86,462
Interest payable - related parties	(463,993)	71,260
Interest payable - DMRJ	-	451,891
Settlement of consulting contract payable	200,000	-
Net cash used by operating activities	(4,378,280)	(585,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(638,948)	(38,500)
Additions to mineral properties and interests (Note 7)	(900,000)	-
Purchase of reclamation bonds	(13,945)	(119)
Net cash used by investing activities	(1,552,893)	(38,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,475,000
Proceeds from note payable - related parties	91,680	72,000
Proceeds from forward gold contract liability, net	10,600,000	-
Payment on note payable - DMRJ	-	(625,000)
Payment of obligation under capital lease - related party	(69,562)	(15,997)
Payment of notes payable - equipment	(423,138)	(244,272)
Payment of short term note payable - related parties	(340,680)	-
Payment of convertible debt - related parties	(1,350,000)	-
Net cash provided by financing activities	8,508,300	661,731

NET INCREASE IN CASH	2,577,127	37,319
CASH, BEGINNING OF PERIOD	8,716	4,212

CASH, END OF PERIOD	$2,585,843	$41,531

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Extinguishment of preferred stock	$-	$4,068,720
Common stock issued for mineral properties and interests	2,200,000	141,631
Equipment acquired with notes payable - equipment	526,772	-
Accounts payable settled with notes payable - equipment	-	131,436
Funds sent by buyer directly to previous owner for purchase of royalty interest (Note 8)	2,200,000	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”), a Nevada Corporation, was incorporated on November 5, 1957. The Company commenced its current mining activities on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company (“Clifton”), the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, (a Platinum Partners related entity), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate. Production commenced and revenues of approximately $7,200,000 from sales of gold and other metals concentrate have been received through June 30, 2019.

On March 8, 2018, the Company successfully finalized an agreement with the trustees of DMRJ Group (“DMRJ”) which eliminated the note and interest payable balance of $25,541,561 due to DMRJ in exchange for $625,000. In addition, all outstanding shares of preferred stock held by DMRJ were retired and cancelled. See Note 12.

Prior to March 2019, ongoing undercapitalization continued to hamper the Company’s ability to operate. Due to lack of funding, the Company was temporarily shut down since third quarter of 2017. On March 7, 2019, the Company successfully finalized a forward gold sales contract agreement (the Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”)) that provided funding and enabled production to resume in later 2019. See Note 3.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2019 and 2018. The operating and financial results for the Company for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of June 30, 2019, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(949,591)	$(1,031,344)	$(2,783,478)	$22,616,171
Deemed capital contribution on extinguishment of preferred stock	-	-	-	4,068,720
Net income (loss) available to common shareholders - basic	(949,591)	(1,031,344)	(2,783,478)	26,684,891
Interest expense on convertible notes payable -related parties	-	16,644	-	34,602
Net income (loss) available to common shareholders - diluted	$(949,591)	$(1,014,700)	$(2,783,478)	$26,719,493

Weighted average shares outstanding - basic	26,631,603	20,276,658	24,534,918	17,737,680
Dilutive shares – convertible notes payable – related parties	-	-	-	3,304,728
Weighted average shares outstanding - diluted	26,631,603	20,276,658	24,534,918	21,042,408

Basic income (loss) per share	$(0.04)	$(0.05)	$(0.11)	$1.50

Diluted income (loss) per share	$(0.04)	$(0.05)	$(0.11)	$1.27

Excluded in diluted income (loss) per share as inclusion would have an antidilutive effect:
Convertible debt – related parties	-	3,304,728	-	3,304,728
Stock options	2,400,000	2,400,000	2,400,000	2,400,000
	2,400,000	5,704,728	2,400,000	5,704,728

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $8,458,403 through June 30, 2019 and net loss of $2,783,478 for the six months ended June 30, 2019. Both raise doubt about the Company’s ability to continue as a going concern. However, with the funding received under the forward gold sales agreement (Note 3) in March 2019 and resulting working capital of $3,553,416 at June 30, 2019, the Company believes it has the ability to meet its obligations for the next twelve months.

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

The forward gold sales contract liability due under the terms of the Purchase Agreement at June 30, 2019 is $10,600,000 which is the $11,200,000 received from PDK in the initial tranche less the $600,000 upfront fee paid by the Company. On October 31, 2019, the Purchase Agreement was amended to reduce the number of gold ounces to be delivered and the amount of funding to be received in Tranches 2 and 3 (Note 20).

NOTE 4 – RECLAMATION BONDS

At June 30, 2019 and December 31, 2018, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In March 2019, as part of the Amended Lease (Note 7), the Company returned the Cactus Mill property and the reclamation bond of $42,802 on that property to Clifton Mining Company.

Total reclamation bonds posted at June 30, 2019 and December 31, 2018 are $724,433 and $753,290, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at June 30, 2019 and December 31, 2018 consists of ore on the leach pad all of which is expected to be processed over the next twelve months. Inventories at June 30, 2019 and December 31, 2018 were valued at net realizable value because inventory-related costs were greater than the amount the Company expects to receive on the sale of the estimated gold ounces contained in inventories at both period-end dates.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Equipment	$3,738,077	$3,093,690
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	52,874
Vehicles	184,424	108,089
Land improvements	27,746	-
Land	250,000	-
	4,257,815	3,261,634
Less accumulated depreciation	(1,902,872)	(1,856,149)
	2,354,943	1,405,485

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(447,673)	(487,214)
	2,049,763	2,010,222

Total	$4,404,706	$3,415,707

For the Kiewit property facilities, amortization expense is based on units of production. Production in the three months ended June 30, 2019 was minimal and amortization based on total units of production in the second quarter of 2019, plus an adjustment in total expected ounces expected to be produced from the facilities, resulted in an amortization adjustment of $(39,541) for the three and six months ended June 30, 2019. There was no amortization in the three and six months ended June 30, 2018 due to the lack of production.

On June 13, 2019, the Company entered into an agreement whereby the Company acquired 20 claims adjacent to the Kiewit property from Ben Julian, LLC for $250,000.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Kiewit and all other sites	$3,700,000	$600,000
Less accumulated amortization	(49,281)	(36,948)
	3,650,719	563,052

Asset retirement obligation
Kiewit Site	452,193	452,193
Kiewit Exploration	11,126	11,126
Cactus Mill	-	26,234
Total	463,319	489,553
Less accumulated amortization	(172,597)	(173,604)
	290,722	315,949

Total	$3,941,441	$879,001

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

As part of the Purchase Agreement (Note 3) finalized in March 2019, these NSRs were bought out by the Company from Clifton and two other minority royalty holders at a cost of $900,000 which was added to the carrying value of the mineral properties and interests. The buyer in the Purchase Agreement (Note 3), PDK, acquired a 4% NSR, previously held by Clifton, on the Kiewit property for $2,200,000. A 4% NSR on any production from the Kiewit gold property is now due to PDK.

Production in the three months ended June 30, 2019 was minimal and amortization based on total units of production in the second quarter of 2019, plus an adjustment in total expected ounces expected to be produced from the mineral properties and interests, resulted in an amortization of $13,878 for the three and six months ended June 30, 2019. There was no amortization in the three and six months ended June 30, 2018 due to the lack of production.

NOTE 8 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

During 2018 and the first quarter of 2019, the Company entered into several short-term notes payable with the convertible debt holders (Note 9) and with the Company’s president. Total borrowed was $91,680 during the first quarter 2019 and $249,000 during the year ended December 31, 2018. The notes bore interest at 10%, had a 2% loan initiation fee, and were due in full on March 31, 2019. Accrued interest payable to related parties on these notes at June 30, 2019 and December 31, 2018 was nil and $7,243. Interest expense recognized on these loans was nil and $5,820 for the three and six months ended June 30, 2019, respectively. No interest expense was recognized during the three and six months ended June 30, 2018.

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

Accrued interest payable to related parties on the above convertible notes payable was nil and $456,750 at June 30, 2019 and December 31, 2018, respectively. Interest expense recognized on these loans was nil and $33,658 for the three months ended June 30, 2019 and June 30, 2018, respectively and $24,412 and $71,260 for the six months ended June 30, 2019 and June 30, 2018, respectively.

All of these notes were paid in full, including accrued interest, on March 7, 2019 with funds received under the Purchase Agreement.

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

Lease payments were paid in full, including accrued interest and late fees, in March 2019 with funds received under the Purchase Agreement.

NOTE 11 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	June 30, 2019	December 31, 2018
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$-	$27,192

Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%.	-	117,002

Note payable to Wheeler Machinery, collateralized by used crushing equipment, due in 9 monthly installments of $39,009.	-	145,066

Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	-	34,851

Note payable to Wheeler Machinery, collateralized by a used Metso C3054 Jaw Crusher, due in 5 monthly installments of $45,000, beginning June 2019, including interest at 8%.	133,220	-

Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck, due in 11 monthly installments of $14,475, beginning May 2019, including interest at 8%, with a balloon payment due in April 2020 of $168,873.	294,525	-
	427,745	324,111
Current portion	(427,745)	(324,111)
Long term portion	$-	$-

Principal payments are as follows for the twelve months ended June 30, 2020	$427,745

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

NOTE 13 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the six-month periods ended June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
Asset retirement obligation, beginning of period	$792,747	$1,046,621
Reduction in liability due to transfer of Cactus Mill property	(40,802)	-
Accretion expense	37,346	18,128
Asset retirement obligation, end of period	$789,291	$1,064,749

During the six months ended June 30, 2019, the Cactus Mill property was returned to Clifton as part of the terms of the Amended Lease (Note 7). The net asset retirement cost of $20,351 and obligation of $40,802 relating to the Cactus Mill property were eliminated resulting in a gain on settlement of asset retirement obligation of $20,451 recognized in the statement of operations.

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

On January 16, 2019, as a condition for entering into the Purchase Agreement (Note 3), the Company negotiated a termination of the Agency Agreement (the “Termination Agreement”) with H&H. Under the terms of the Termination Agreement, the Company paid H&H $600,000 in cash and agreed to pay an additional $200,000 within 18 months. The Company also issued 250,000 shares of its common stock with a fair value of $100,000 to H&H. In addition, Phillip H. Holme, a principal of H&H, became a director of the Company.

The Company recognized a loss on settlement of consulting contract of $900,000 during the quarter ended June 30, 2019. The balance of $200,000 is due under the settlement agreement at June 30, 2019.

NOTE 15 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2019 Activity

During the six month period ended June 30, 2019, the Company had the following transactions relating to common stock. All shares issued were valued at $0.40 per share based on the most recent sale of common stock for cash:

●	Issued 5,500,000 shares of common stock to Clifton in connection with the Amended Lease (Note 7). The fair value of these shares was $2,200,000.

●	Issued 250,000 shares of common stock to H&H in connection with settlement of a consulting contract (Note 14). The fair value of these shares was $100,000.

●	In connection with the settlement of stock redeemable with gold proceeds issued in 2012, the Company allowed investors to retain 130,000 shares of common stock that had been issued in connection with a financing in 2012 (Note 19). The fair value of these shares was $52,000.

2018 Activity

During the six month period ended June 30, 2018, the Company had the following transactions relating to common stock:

●	Sold 4,500,000 shares of common stock to the convertible debt holders for $625,000 in cash and several concessions as to the convertibility, due dates and default provisions on their outstanding debt. See Note 9.

●	Sold 2,125,000 shares of its common stock at $0.40 per share for cash proceeds of $850,000.

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

The Company has a month to month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $3,000 for the three months ended June 30, 2019 and 2018, respectively, under this lease. The Company recognized rent expense of $6,000 for the six months ended June 30, 2019 and 2018, respectively, under this lease. At June 30, 2019 and December 31, 2018, amounts due to RMH Overhead, LLC of nil and $18,750, respectively, are included in in accounts payable and accrued expenses on the balance sheet.

NOTE 17 – REVENUE RECOGNITION

The Company’s product consists of an unrefined gold concentrate, which is then refined offsite to become doré. For the three and six month periods ended June 30, 2019 and June 30, 2018 the Company had no sales of concentrate. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and when the transaction price can be determined or reasonably estimated.

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

There were no sales of products for the three and six month periods ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, the Company did not have a gold sales receivable balance.

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

The options were fully vested on the date of grant. The fair value of the options, calculated using the Black Scholes model, of $456,000 was recognized as stock based compensation cost for the six month period ended June 30, 2018, which was included in general and administrative expenses.

Outstanding options at June 30, 2019 are 2,400,000, have a remaining life of 3.6 years, and had no intrinsic value. No options were granted, expired, or were exercised during the three-month period ended June 30, 2019.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 3 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At June 30, 2019, the amount due to Tooele County is nil. At December 31, 2018, the balance due for these taxes was $134,687 which included delinquent taxes from prior years. The balance was paid in full in March 2019 with funds received under the Purchase Agreement.

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

At June 30, 2019 and December 31, 2018, accrued compensation of nil and $828,039, were due to officers of the Company. Of the amounts accrued at June 30, 2019 and December 31, 2018, accrued compensation of nil and $593,232 is due to Rick Havenstrite and nil and $234,807 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, nil and $94,000 was due to directors at June 30, 2019 and December 31, 2018, respectively. The amounts due at December 31, 2018 were paid in full in March 2019 with funds received under the Purchase Agreement.

Finder’s Agreement

On May 11, 2018, the Company entered into an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 7, 2019, the Company closed a Purchase Agreement (Note 3) to a buyer for the purchase of gold produced from the Company’s mining property. This agreement was deemed to be subject to the finder’s fee and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company in accordance with the terms of the Purchase Agreement. On November 1, 2019, an additional payment of 3% of the Tranche 2 payment received by the Company resulted in a payment of $48,000 to Mount Royal and a third payment of $42,000 was issued after receipt of the Tranche 3 payment on December 27, 2019. Future amounts to be received from investors could also be subject to this agreement. During the three and six month periods ended June 30, 2019, the Company recognized nil and $318,000, respectively, as consulting expense relating to this agreement.

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

All investors opted to convert their shares for cash from 5% of the gold sales.  At December 31, 2018, the Company had a payable of $151,405 to investors for their portion of gold sales included in accounts payable. This balance was paid to the investors in March 2019 fully satisfying the terms of the original offering. Upon full satisfaction of the redemption provisions, the shares of common stock should have been returned to the Company. However, the Company allowed the investors to keep the shares. The Company recognized an expense of $63,094, which includes $52,000 for the fair value of the shares of common stock, as loss on settlement of redeemable stock during the quarter ended March 31, 2019.

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

The forward gold sales contract liability due under the terms of the Purchase Agreement at June 30, 2019 is $10,600,000 which is the $11,200,000 received from PDK in the initial tranche less the $600,000 upfront fee paid by the Company. On October 31, 2019, the Purchase Agreement was amended to reduce the number of gold ounces to be delivered and the amount of funding to be received in Tranches 2 and 3.

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

The Company recognized a loss on settlement of consulting contract of $900,000 during the quarter ended March 31, 2019. The balance of $200,000 is due under the settlement agreement at June 30, 2019.

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

Historically, we incurred net losses for the year ended December 31, 2017. We incurred net income for the year ended December 31, 2018, which was attributable primarily to the gain on extinguishment of DMRJ debt. We incurred net losses for the three and six months ended June 30, 2019.

Results of Operations for the Three Months Ended June 30, 2019 and 2018.

During the three months ended June 30, 2019 and 2018, we had net losses of $949,591 and $ 1,031,344, respectively. This represents a decrease in net loss of $81,753. The decrease in net loss for the three months ended June 30, 2019 is generally attributable to a decrease in interest expense. The operating losses of $942,232 for the three months ended June 30, 2019 as compared to the operating losses of $977,170 for the three months ended June 30, 2018 represent a decrease loss of $34,938. Decreased operating losses are due to decreases in general production costs.

Results of Operations for the Six Months Ended June 30, 2019 and 2018.

During the six months ended June 30, 2019 and 2018, we had net income(loss) of $(2,783,478) and $22,616,171, respectively. This represents an increase in net loss of $25,399,649 for the six months ended June 30, 2019. The increase in net loss for the six months ended June 30, 2019 is attributable to the cancellation in 2018 of our agreement with DMRJ whereby we agreed to repurchase the debt and preferred shares previously owned by them. A gain on extinguishment in March 2018 of $24,916,561 was recognized as a result of this transaction. The operating losses of $1,752,821 for the six months ended June 30, 2019 as compared to the operating losses of $1,773,791 for the six months ended June 30, 2018 represent a decrease loss of $20,970. Decreased operating losses are due to decreased general project costs.

Liquidity and Cash Flow

Net cash used by operating activities was $4,378,280 during the six-month period ended June 30, 2019, compared with cash used by operating activities of $585,793 during the six-month period ended June 30, 2018. This $3,792,487 increase in the amount of cash used by operating activities is primarily attributable to the payment of accrued expenses and accounts payable.

Net cash used by investing activities was $1,552,893 during the six-month period ended June 30, 2019, compared to $38,619 cash used by investing activities during the six-month period ended June 30, 2018. The increase of $1,514,274 in cash used by investing activities is attributable to increased property and equipment purchases due to the restart of operations and to the purchase of royalty interests as part of the Purchase Agreement.

Net cash provided by financing activities was $8,508,300 during the six-month period ended June 30, 2019, compared with $661,731 cash provided by financing activities during the six-month period ended June 30, 2018. The increase of $7,846,569 in cash provided by financing activities during the six-month period ended June 30, 2019 was due primarily to proceeds from the Purchase Agreement.

As a result of the above, cash increased by $2,577,127 during the six-month period ended June 30, 2019, leaving us with a cash balance of $2,585,843 as of June 30, 2019.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $8,458,403 through June 30, 2019 which raises doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2019, we issued 150,000 shares each to West C Street LLC and Iberhouse LLC to satisfy penalty requirements under the loan documents with these entities. The shares were due in November 2018. These shares were issued pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Act. Management reasonably believed that at the time of issuance each investor was an “accredited investor” as defined in Rule 501(a) of Regulation D. Each investor had a preexisting, substantive relationship with us prior to each of the transactions and did not purchase the original notes or shares from us as a result of any general solicitation. Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. No selling commissions or other remuneration was paid in connection with the sales of these securities.

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

Desert Hawk Gold Corp.

	By:	/s/ Rick Havenstrite
Date: February 3, 2020		Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2020	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)