Form 10-Q
period 2019-09-30
Desert Hawk Gold Corp.
filed 2020-02-03
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$930,976	$8,716
Inventories (Note 5)	2,851,737	1,193,341
Prepaid expenses and other current assets	99,385	40,475
Total Current Assets	3,882,098	1,242,532

PROPERTY AND EQUIPMENT, net (Note 6)	5,023,587	3,415,707
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,770,482	879,001
RECLAMATION BONDS (Note 4)	724,433	753,290

TOTAL ASSETS	$13,400,600	$6,290,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$210,466	$652,895
Accrued liabilities - officer and other wages (Notes 16 and 19)	-	922,039
Interest payable - related parties (Notes 8, 9 and 10)	-	463,993
Short-term notes payable - related parties (Note 8)	-	249,000
Convertible debt - related parties (Note 9)	-	1,350,000
Obligation under capital lease - related party (Note 10)	-	69,562
Notes payable - equipment (Note 11)	897,813	324,111
Settlement of consulting contract payable (Note 14)	200,000	-
Total Current Liabilities	1,308,279	4,031,600

LONG-TERM LIABILITIES
Asset retirement obligation (Note 13)	807,964	792,747
Forward sales gold contract liability (Note 3)	10,600,000	-
	11,407,964	792,747
TOTAL LIABILITIES	12,716,243	4,824,347

COMMITMENTS AND CONTINGENCIES (Note 19 )

STOCKHOLDERS’ EQUITY (Note 15)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,631,603 and 20,881,603 shares issued and outstanding	26,633	20,753
Additional paid-in capital	9,466,475	7,120,355
Accumulated deficit	(8,808,751)	(5,674,925)
Total Stockholders’ Equity	684,357	1,466,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,400,600	$6,290,530

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
REVENUE:
Concentrate sales	$103,195	$195,574	$103,195	$195,574

EXPENSES:
General project costs	263,002	98,327	1,036,539	1,060,302
Consulting	-	-	437,617	-
Exploration expense	3,140	-	74,294	-
Officers and directors fees	84,096	63,000	240,941	189,000
Legal and professional	18,199	39,736	170,320	123,878
General and administrative	66,358	39,114	175,955	640,788
Loss on disposal of equipment	-	-	51,950	-
	434,795	240,177	2,187,616	2,013,968

OPERATING LOSS	(331,600)	(44,603)	(2,084,421)	(1,818,394)

OTHER INCOME (EXPENSE)
Gain on extinguishment of DMRJ debt (Note 12)	-	-	-	24,916,561
Interest and other income	1,827	57	1,827	176
Interest expense	(20,575)	(11,649)	(28,063)	(39,103)
Interest expense - related parties	-	(35,577)	(31,412)	(534,841)
Loss on settlement of consulting contract (Note 14)	-	-	(900,000)	-
Loss on settlement of redeemable stock (Note 19)	-	-	(63,094)	-
Financing expense	-	-	(28,663)	-
	(18,748)	(47,169)	(1,049,405)	24,342,793

INCOME (LOSS) BEFORE INCOME TAXES	(350,348)	(91,772)	(3,133,826)	22,524,399
INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(350,348)	(91,772)	(3,133,826)	22,524,399

DEEMED CAPITAL CONTRIBUTION ON EXTINGUISHMENT OF PREFERRED STOCK (NOTE 12)	-	-	-	4,068,720
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(350,348)	$(91,772)	$(3,133,826)	$26,593,119

BASIC NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.12)	$1.42

DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.12)	$1.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	26,631,603	20,581,603	25,241,493	18,696,072

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	26,631,603	20,581,603	25,241,493	22,078,058

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three-month periods ended September 30, 2019 and September 30, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	20,581,603	$20,453	$7,000,655	$(4,403,252)	$2,617,856

Net loss	-	-	-	(91,772)	(91,772)

Balance, September 30, 2018	20,581,603	$20,453	$7,000,655	$(4,495,024)	$2,526,084

Balance, June 30, 2019	26,631,603	26,633	9,466,475	(8,458,403)	1,034,705

Net loss	-	-	-	(350,348)	(350,348)

Balance, September 30, 2019	26,631,603	$26,633	$9,466,475	$(8,808,751)	$684,357

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

For the nine-month periods ended September 30, 2019 and September 30, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity Deficit)
Balance, December 31, 2017	1,582,563	$1,582	13,956,603	$13,828	$9,143,418	$(31,088,143)	$(21,930,897)

Extinguishment of preferred stock (Note 12)	(1,582,563)	$(1,582)	-	-	(4,067,138)	4,068,720	1,582

Stock options (Note 18)			-	-	456,000	-	456,000

Common stock issued for cash at $.40 per share	-	-	2,125,000	2,125	847,875	-	850,000

Common stock issued to convertible debtholders in connection with extinguishment of DMRJ debt (Note 12)	-	-	4,500,000	4,500	620,500	-	625,000

Net income	-	-	-	-	-	22,524,399	22,524,399

Balance, September 30, 2018	-	-	20,581,603	$20,453	$7,000,655	$(4,495,024)	$2,526,084

Balance, December 31, 2018	-	-	20,881,603	20,753	7,120,355	(5,674,925)	1,466,183

Common stock issued in connection with acquiring mineral proprerties and interests (Note 7)	-	-	5,750,000	5,750	2,294,250	-	2,300,000

Common stock issued in connection with settlement of consulting contract (Note 14)	-	-	-	130	51,870	-	52,000

Common stock released in settlement of redeemable stock (Note 19)	-	-	-	-	-	(3,133,826)	(3,133,826)

Net loss

Balance, September 30, 2019			26,631,603	$26,633	$9,466,475	$(8,808,751)	$684,357

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,133,826)	$22,524,399
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	605,854	313,346
Gain on extinguishment of DMRJ debt (Note 12)	-	(24,916,561)
Stock based compensation	-	456,000
Accretion of asset retirement obligation	56,019	54,384
Gain on settlement of asset retirement obligation	(20,451)	-
Loss on disposal of equipment, net	51,950	-
Common stock issued for consulting contract settlement	100,000	-
Common stock issued for settlement of redeemable stock	52,000	-
Changes in operating assets and liabilities:
Inventories	(1,658,396)	63,804
Prepaid expenses and other current assets	(58,910)	55,466
Accounts payable and accrued expenses	(442,429)	112,605
Accrued liabilities - officer wages	(922,039)	149,462
Interest payable - related parties	(463,993)	105,286
Interest payable - DMRJ	-	451,891
Settlement of consulting contract payable	200,000	-
Net cash used by operating activities	(5,634,221)	(629,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(844,904)	(38,500)
Additions to mineral properties and interests (Note 7)	(900,000)	-
Additions to reclamation bonds	(13,945)	(176)
Net cash used by investing activities	(1,758,849)	(38,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,475,000
Proceeds from note payable - related parties	91,680	100,000
Proceeds from forward gold contract liability, net	10,600,000	-
Payment on note payable - DMRJ	-	(625,000)
Payment of obligation under capital lease - related party	(69,562)	(15,930)
Payment of notes payable - equipment	(616,108)	(334,503)
Proceeds from convertible debt - related parties	(340,680)	72,000
Payment of short term note payable - related parties	-	-
Payment of convertible debt - related parties	(1,350,000)	-
Net cash provided by financing activities	8,315,330	671,567

NET INCREASE IN CASH	922,260	2,973
CASH, BEGINNING OF PERIOD	8,716	4,212

CASH, END OF PERIOD	$930,976	$7,185

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Extinguishment of preferred stock	$-	$4,068,720
Equipment acquired with notes payable - equipment	1,189,810	141,631
Accounts payable settled with notes payable - equipment	-	131,436
Common stock issued for mineral properties and interests	2,200,000	-
Funds sent by buyer directly to previous owner for purchase of royalty interest (Note 8)	2,200,000	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”), a Nevada Corporation, was incorporated on November 5, 1957. The Company commenced its current mining activities on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company (“Clifton”), the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, (a Platinum Partners related entity), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate. Production commenced and revenues of approximately $7,200,000 from sales of gold and other metals concentrate have been received through September 30, 2019.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2019 and 2018. The operating and financial results for the Company for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of September 30, 2019, the Company had a limited operating history and actual results only over that short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests and only limited refinements.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income (loss)	$(350,348)	$(91,772)	$(3,133,826)	$22,524,399
Deemed capital contribution on extinguishment of preferred stock	-	-	-	4,068,720
Net income (loss) available to common shareholders - basic	(350,348)	(91,772)	(3,133,826)	26,593,119
Interest expense on convertible notes payable - related parties	-	-	-	55,561
Net income (loss) available to common shareholders - diluted	$(350,348)	$(91,772)	$(3,133,826)	$26,648,680

Weighted average shares outstanding - basic	26,631,603	20,581,603	25,241,493	18,696,072
Dilutive shares – convertible notes payable – related parties	-	-	-	3,381,986
Weighted average shares outstanding - diluted	26,631,603	20,581,603	25,241,493	22,078,058

Basic income (loss) per share	$(0.01)	$(0.00)	$(0.12)	$1.42

Diluted income (loss) per share	$(0.01)	$(0.00)	$(0.12)	$1.21

Excluded in diluted income (loss) per share as inclusion would have an antidilutive effect:
Convertible debt – related parties	-	3,381,986	-	-
Stock options	2,400,000	2,400,000	2,400,000	2,400,000
	2,400,000	5,781,986	2,400,000	2,400,000

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $8,808,751 through September 30, 2019 and net loss of $3,133,826 for the nine months ended September 30, 2019. Both raise doubt about the Company’s ability to continue as a going concern. However with the funding received under the Purchase Agreement (Note 3) in March 2019 and working capital of $2,573,819 at September 30, 2019, the Company believes it has the ability to meet its obligations for the next twelve months.

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

NOTE 4 – RECLAMATION BONDS

At September 30, 2019 and December 31, 2018, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In March 2019, as part of the Amended Lease (Note 7), the Company returned the Cactus Mill property and the reclamation bond of $42,802 on that property to Clifton Mining Company.

Total reclamation bonds posted at September 30, 2019 and December 31, 2018 are $724,433 and $753,290, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at September 30, 2019 and December 31, 2018 consists of the following:

	September 30, 2019	December 31, 2018
Ore on leach pad	$2,756,624	$1,193,341
Carbon column in process	88,372	-
Finished goods	6,741	-
Total	2,851,737	1,193,341
Less: current portion	(2,851,737)	(1,193,341)
Non-current inventories	$-	$-

Inventories at September 30, 2019 and December 31, 2018 were valued at net realizable value because inventory-related costs were greater than the amount the Company expects to receive on the sale of the estimated gold ounces contained in inventories at both period-end dates.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Equipment	$4,563,395	$3,093,690
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	52,874
Vehicles	211,005	108,089
Land improvements	44,840	-
Land	250,000	-
	5,126,808	3,261,634
Less accumulated depreciation	(2,069,019)	(1,856,149)
	3,057,789	1,405,485

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(531,638)	(487,214)
	1,965,798	2,010,222

Total	$5,023,587	$3,415,707

For the Kiewit property facilities, amortization expense is based on units of production. Amortization based on total units of production, plus an adjustment in total expected ounces expected to be produced from the facilities, resulted in an amortization adjustment of $123,506 and $83,965 for the three and nine months ended September 30, 2019, respectively. There was no amortization in the three and nine months ended September 30, 2018 due to the lack of production.

On June 13, 2019, the Company entered into an agreement whereby the Company acquired 20 claims adjacent to the Kiewit property from Ben Julian, LLC for $250,000.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018

Kiewit and all other sites	$3,700,000	$600,000
Less accumulated amortization	(201,215)	(36,948)
	3,498,785	563,052

Asset retirement obligation
Kiewit Site	452,193	452,193
Kiewit Exploration	11,126	11,126
Cactus Mill	-	26,234
Total	463,319	489,553
Less accumulated amortization	(191,622)	(173,604)
	271,697	315,949

Total	$3,770,482	$879,001

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

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 which was added to the carrying value of the mineral properties and interests. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months following the Initial Funding. In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims.

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

As part of the Purchase Agreement (Note 3) finalized in March 2019, these NSRs were bought out by the Company from Clifton and two other minority royalty holders at a cost of $900,000 which was added to the carrying value of the mineral properties and interests. The buyer of the Purchase Agreement (Note 3), PDK, acquired a 4% NSR, previously held by Clifton, on the Kiewit property for $2,200,000. A 4% NSR on any production from the Kiewit gold property is now due to PDK.

Amortization of the mineral properties and interests is based on units of production. Amortization based on total units of production, plus an adjustment in total expected ounces expected to be produced from the facilities, resulted in amortization expense of $170,959 and $184,837 for the three and nine months ended September 30, 2019, respectively. There was no amortization in the three and nine months ended September 30, 2018 due to lack of production.

NOTE 8 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

During 2018 and the first quarter of 2019, the Company entered into several short-term notes payable with the convertible debt holders (Note 9) and with the Company’s president. Total borrowed was $91,680 during the first quarter 2019 and $249,000 during the year ended December 31, 2018. The notes bore interest at 10%, had a 2% loan initiation fee, and were due in full on March 31, 2019. Accrued interest payable to related parties on these notes at September 30, 2019 and December 31, 2018 was nil and $7,243. Interest expense recognized on these loans was nil and $5,820 for the three and nine months ended September 30, 2019, respectively. No interest expense was recognized during the three and nine months ended September 30, 2018.

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

Accrued interest payable to related parties on the above convertible notes payable was nil and $456,750 at September 30, 2019 and December 31, 2018, respectively. Interest expense recognized on these loans was nil and $34,027for the three months ended September 30, 2019 and September 30, 2018, respectively and nil and $105,287 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Lease payments were paid in full, including accrued interest and late fees, in March 2019 with funds received under the Purchase Agreement.

NOTE 11 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	September 30, 2019	December 31, 2018
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$-	$27,192
	-	117,002
Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%.
	-	145,066
Note payable to Wheeler Machinery, collateralized by used crushing equipment, due in 9 monthly installments of $39,009.
	-	34,851
Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.
	44,702	-
Note payable to Wheeler Machinery, collateralized by a used Metso C3054 Jaw Crusher, due in 5 monthly installments of $45,000, beginning June 2019, including interest at 8%.
		-
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck, due in 11 monthly installments of $14,475, beginning May 2019, including interest at 8%, with a balloon payment due in April 2020 of $168,873.	245,631

Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in 11 monthly payments of $19,125, beginning August 2019, including interest at 10%, with a balloon payment due in July 2020 of $350,281.	488,778	-

Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, with a balloon payment due in March 2020 of $71,372.	118,702	-
	897,813	324,111
Current portion	(897,813)	(324,111)
Long term portion	$-	$-

Principal payments are as follows for the twelve months ended September 30, 2020	$897,813

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

NOTE 13 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the nine-month periods ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
Asset retirement obligation, beginning of period	$792,747	$1,046,621
Reduction in liability due to transfer of Cactus Mill property	(40,802)	-
Accretion expense	56,019	18,128
Asset retirement obligation, end of period	$807,964	$1,064,749

During the nine months ended September 30, 2019, the Cactus Mill property was returned to Clifton as part of the terms of the Amended Lease (Note 7). The net asset retirement cost of $20,351 and obligation of $40,802 relating to the Cactus Mill property were eliminated resulting in a gain on settlement of asset retirement obligation of $20,451 recognized in the statement of operations.

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

The Company recognized a loss on settlement of consulting contract of $900,000 during the quarter ended September 30, 2019. The balance of $200,000 is due under the settlement agreement at September 30, 2019.

NOTE 15 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2019 Activity

During the nine month period ended September 30, 2019, the Company had the following transactions relating to common stock. All shares issued were valued at $0.40 per share based on the most recent sale of common stock for cash:

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

2018 Activity

During the nine month period ended September 30, 2018, the Company had the following transactions relating to common stock:

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

The Company has a month to month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $3,000 for the three months ended September 30, 2019 and 2018, respectively, under this lease. The Company recognized rent expense of $9,000 for the nine months ended September 30, 2019 and 2018, respectively, under this lease. At September 30, 2019 and December 31, 2018, amounts due to RMH Overhead, LLC of nil and $18,750, respectively, are included in in accounts payable and accrued expenses on the balance sheet.

NOTE 17 – REVENUE RECOGNITION

The Company’s product consists of an unrefined gold concentrate, which is then refined offsite to become doré. For the three and nine months ended September 30, 2019, the Company had sales of gold concentrate in the amount of $103,195, all of which sold through Asahi Refining. For the three and nine months ended September 30, 2018, the Company had gold concentrate sales of $195,574, all of which sold to H&H Metals Corp. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and when the transaction price can be determined or reasonably estimated.

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

Product sales for the three and nine month periods ended September 30, 2019 and 2018 are shown below. At September 30, 2019 and December 31, 2018, the Company did not have a gold sales receivable balance.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gold	$119,200	$211,812	$119,200	211,812
Silver (by-product)	970	2,715	970	2,715
Less: Royalties, refining charges, and sales costs	(16,975)	(18,953)	(16,975)	(18,953)
Total	$103,195	$195,574	$103,195	$195,574

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

The options were fully vested on the date of grant. The fair value of the options, calculated using the Black Scholes model, of $456,000 was recognized as stock based compensation cost for the nine month period ended September 30, 2018, which was included in general and administrative expenses.

Outstanding options at September 30, 2019 are 2,400,000, have a remaining life of 3.3 years, and had no intrinsic value. No options were granted, expired, or were exercised during the three-month period ended September 30, 2019.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 3 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At September 30, 2019, the amount due to Tooele County is nil. At December 31, 2018, the balance due for these taxes was $134,687 which included delinquent taxes from prior years. The balance was paid in full in March 2019 with funds received under the Purchase Agreement.

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

At September 30, 2019 and December 31, 2018, accrued compensation of nil and $828,039, were due to officers of the Company. Of the amounts accrued at September 30, 2019 and December 31, 2018, accrued compensation of nil and $593,232 is due to Rick Havenstrite and nil and $234,807 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer. In addition, nil and $94,000 was due to directors at September 30, 2019 and December 31, 2018, respectively. The amounts due at December 31, 2018 were paid in full in March 2019 with funds received under the Purchase Agreement.

Finder’s Agreement

On May 11, 2018, the Company entered into an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 7, 2019, the Company closed a Purchase Agreement (Note 3) to a buyer for the purchase of gold produced from the Company’s mining property. This agreement was deemed to be subject to the finder’s fee and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company in accordance with the terms of the Purchase Agreement. On November 1, 2019, an additional payment of 3% of the Tranche 2 payment received by the Company resulted in a payment of $48,000 to Mount Royal and a third payment of $42,000 was issued after receipt of the Tranche 3 payment on December 27, 2019. Future amounts to be received from investors could also be subject to this agreement. During the three and nine month periods ended September 30, 2019, the Company recognized nil and $318,000, respectively, as consulting expense relating to this agreement.

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

The forward gold sales contract liability due under the terms of the Purchase Agreement at September 30, 2019 is $10,600,000 which is the $11,200,000 received from PDK in the initial tranche less the $600,000 upfront fee paid by the Company. On October 31, 2019, the Purchase Agreement was amended to reduce the number of gold ounces to be delivered and the amount of funding to be received in Tranches 2 and 3.

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

Historically, we incurred net losses for the year ended December 31, 2017. We incurred net income for the year ended December 31, 2018, which was attributable primarily to the gain on extinguishment of DMRJ debt. We incurred net losses for the three and nine months ended September 30, 2019.

Results of Operations for the Three Months Ended September 30, 2019 and 2018.

During the three months ended September 30, 2019 and 2018, we had net losses of $350,348 and $91,772, respectively. This represents an increase in net loss of $258,576. The increase in net loss for the three months ended September 30, 2019 is principally attributable to increase in expense as the Company began production. The operating loss of $331,600 for the three months ended September 30, 2019 as compared to the operating loss of $44,603 for the three months ended June 30, 2018 represents an increase loss of $286,997. The increased operating loss is due to an increase in General project costs, including amortization of mineral properties.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019 and 2018, we had net income(loss) of $(3,133,826) and $22,524,399, respectively. This represents an increase in loss of $25,658,225 for the nine months ended September 30, 2019. The increase in net loss for the nine months ended September 30, 2018 is attributable to the cancellation in 2018 of our agreement with DMRJ whereby we agreed to repurchase the debt and preferred shares previously owned by them. A gain on extinguishment of $24,916,561 was recognized in 2018 as a result of this transaction. The operating loss of $2,084,421, for the nine months ended September 30, 2019 as compared to the operating loss of $1,818,394 for the nine months ended September 30, 2018 represent an increased loss in the amount of $266,027. The increased loss is due to consulting fees in connection with the Purchase Agreement.

Liquidity and Cash Flow

Net cash used by operating activities was $5,634,221 during the nine-month period ended September 30, 2019, compared with cash used by operating activities of $629,918 during the nine-month period ended September 30, 2018. This $5,004,303 increase in the amount of cash used by operating activities is primarily attributable an increase in inventories and to the payment of accrued expenses and accounts payable. Cash flows from operations during the nine month period ended September 30, 2018 also included a noncash adjustment for stock based compensation of $456,000.

Net cash used by investing activities was $1,758,849 during the nine-month period ended September 30, 2019, compared to $38,676 cash used by investing activities during the nine-month period ended September 30, 2018. This increase in cash used by investing activities of $1,720,173 represents an increase in property and equipment purchases along with the royalty buy-outs as part of the Purchase Agreement.

Net cash provided by financing activities was $8,315,330 during the nine-month period ended September 30, 2019, compared with $671,567 cash provided by financing activities during the nine-month period ended September 30, 2018. The increase of $7,643,763 in cash provided by financing activities during the nine-month period ended September 30, 2019 was due primarily to proceeds from the Purchase Agreement.

As a result of the above, cash increased by $922,260 during the nine-month period ended September 30, 2019, leaving us with a cash balance of $930,976 as of September 30, 2019.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at September 30, 2019 and 2018.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $8,808,751 through September 30, 2018 which raises doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a Pre-Paid Forward Gold Purchase Agreement (Note 3) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. However, with the funding received under the Purchase Agreement (Note 3) during the nine months ended September 30, 2019, the Company believes it has the ability to meet its obligations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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