Form 10-K
period 2019-12-31
Desert Hawk Gold Corp.
filed 2020-03-30
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock on March 30, 2020, was 26,631,603.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Prospectus. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

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

Prepaid Forward Gold Contract Funding Transaction and Amended Agreement

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, PDK initially agreed to purchase a total of 73,910 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK. The Company would receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. Prepayment was to be made in three tranches, with the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement on or about March 7, 2019 (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the Initial Funding, the Company paid an upfront fee of $600,000 to PDK for expenses incurred in connection with the transaction. The first gold delivery of 655 ounces is due December 2020.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The amount of proceeds due to PDK is based upon a percentage of proceeds over a set gold price per ounce. In addition, PDK may reduce the required number of ounces to be sold in exchange for common shares of the Company. As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to adjust the second and third tranches paid to the Company, to reduce the total number of ounces of gold subject to the Purchase Agreement, and to revise other provisions therein. The second tranche was reduced from $4,500,000 to $1,600,000, and the third tranche was reduced from $5,500,000 to $1,400,000. The second tranche was received on October 31, 2019 upon execution of the Amended Agreement and the third tranche was received on December 27, 2019, with funds to be dedicated in accordance with the revised budget furnished with the Amended Agreement. The amendment also reduced the total number of ounces of gold prepaid under the agreement from 73,910 to 47,045.

The forward gold sales contract liability due under the terms of the Purchase Agreement at December 31, 2019 is $13,600,000 which is the $14,200,000 received from PDK in Tranches 1-3, less the $600,000 upfront fee paid by the Company.

Under the terms of the Amended Agreement, the Company is obligated to deliver gold in the following quantities:

Months	Gold Ounces per Month	Total Gold Ounces
December 2020	655	655
January 2021 to March 2021	896	2,688
April 2021 to March 2022	911	10,932
April 2022 to March 2023	1,396	16,752
April 2023 to December 2023	1,753	15,777
January 2024	241	241
		47,045

The Amended Agreement also altered the total amount that PDK may reduce the number of ounces of gold to be delivered under the Amended Agreement in exchange for common shares of the Company. Under the Amended Agreement, PDK may reduce the required number of ounces by up to 8,000 ounces in exchange for common shares of the Company.

Clifton Amended Lease Agreement

In March 2019, we, The Woodman Mining Company, and Clifton Mining Company (“Clifton”) entered into a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of the Amended Lease, we relinquished our leasehold interest in all but 10 of the patented claims, on which we retained only the surface rights, and 66 of the unpatented lode mining claims previously held by us. The mining claims retained by us represent the area of interest known as the Kiewit property, which has been the principal focus of our mining activities. The lease term is for 20 years and for so long thereafter as the mining claims are being actively used by us for commercial mining purposes. The Cactus Mill Property was returned to Clifton as part of this agreement.

Under the terms of the Amended Lease, Clifton’s right to receive a 6% royalty interest from production on the Kiewit project was terminated. We also acquired from third parties and cancelled the remaining 1% outstanding royalty interest thereon.

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 which increased the carrying value of the mineral properties and interests. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months (which is September 7, 2020) following the Initial Funding. In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims. We have agreed to maintain the effectiveness of the Registration Rights Agreement for period of three years. The Registration Rights Agreement contains mutual indemnification provisions.

Buyer Royalty Agreement

As part of the Purchase Agreement finalized in March 2019, the existing royalties were bought out by the Company from Clifton and two other minority royalty holders at a cost of $900,000 which increased the carrying value of the mineral properties and interests. The buyer of the Purchase Agreement, PDK, acquired a 4% net smelter royalty (NSR), previously held by Clifton, on the Kiewit property for $2,200,000. PDK remitted the funds for the NSR directly to Clifton. PDK will receive a 4% NSR on proceeds from the sale of gold and silver from the Kiewit and JJS properties.

H&H Metals Agreement

On March 29, 2018, we entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement H&H agreed to provide us certain advisory services in regard to natural resources activities and to assist us in securing purchasers for minerals produced from its mining properties.

On January 16, 2019, as a condition for entering into the Purchase Agreement, we negotiated a termination of the Agency Agreement (the “Termination Agreement”) with H&H. Under the terms of the Termination Agreement, we paid H&H $600,000 in cash and agreed to pay an additional $200,000 within 18 months. We also issued 250,000 shares of our common stock with a fair value of $100,000 to H&H. In addition, Phillip H. Holme, a principal of H&H, became a director of the Company. We recognized a loss on settlement of consulting contract of $900,000 during the year ended December 31, 2019.

Acquisition of Additional Mining Claims

On March 26, 2019, we negotiated an option to purchase 64 patented mining claims from Ben Julian, LLC, an Idaho limited liability company, for $500,000. The claims are located contiguous to our existing Kiewit claims, except for one claim located in the Dugway Mining District. On June 13, 2019, we entered into a letter agreement with Clifton Mining Company whereby Clifton would purchase 44 of the optioned claims and we would acquire the remaining 20 claims. Each party would pay one-half of the total purchase price for the claims. The purchase price was paid by each party and the closing of the acquisition occurred on June 14, 2019. The Company received and has recorded a quitclaim deed for the 20 patented claims, which are called the JJS Property.

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

Distribution, Sales, and Raw Materials

We currently sell our products solely to Asahi Refining. We use several raw materials such as cyanide, caustic, and limestone, in processing and we are not dependent upon any single supplier for our raw materials. We also currently are dependent upon one customer for our product although other customers are available.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2019 annual maintenance fees and mineral lease fees payable to the BLM on our unpatented claims were $10,890 and this amount was paid in full within the required payment period. The required affidavit was also filed with the Tooele County Recorder. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Personal property tax levied by the state and collected by the local county are due each year and have been paid for 2019 and prior years. The personal property taxes are expected in increase in 2020 over that in 2019 due to increases in personal property at the site along with projected future sales.

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

Employees

At March 22, 2020, we had 48 full-time and 3 part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or 50 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, as our Treasurer and Principal Financial and Accounting Officer. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. The remaining employees work at our Gold Hill project site.

RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this Prospectus, should be carefully considered by those who invest in our securities. Any of the following risks could materially and adversely affect our business, financial condition or operating results and could decrease the value of our Common Stock.

Risks Relating to Our Business

We have obligations which are secured by all of our assets. If there is an occurrence of an uncured event of default, the funding party can foreclose on all of our assets, which would make any stock in the Company worthless.

We have entered into a Purchase Agreement with PDK Utah Holdings, LP, pursuant to which the obligation to deliver gold against cash advances was secured by all of our assets. We are required to commence delivery of gold in December 2020. In the event we are unable to make delivery of the gold when due, PDK may foreclose on all of our assets. In the event PDK forecloses on our assets, any stock in the Company would have no value. Our ability to make gold deliveries on these cash advances when due, will depend upon our ability to successfully develop our Kiewit mining project.

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

To continue our operations, we may need to obtain additional financing from PDK or outside sources.

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

Most of our management does not work for us exclusively and some serve on the boards of other companies, although we do not consider any of these other companies to be our direct competitors. Nevertheless, these other responsibilities may take away from time and focus of these parties on their responsibilities as management of our Company. It is possible that a conflict of interest may arise based on management’s other employment or board activities. Situations may arise where members of our management are presented with business opportunities which may be desirable not only for us, but also for the other companies with which they are affiliated.

We do not know if our properties contain any gold, silver, copper, tungsten, or other precious minerals that can be mined at a profit.

The properties on which we have the right to explore for and mine precious minerals are not known to have any proven or probable reserves. Whether a precious mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other mineral which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay royalties and taxes on certain of our mining activities, which will make our ability to operate profitably more difficult.

We are a junior mining company with limited operating mining activities, and we may not be able to increase our mining activities in the future.

Our business is mining for gold, silver and other precious minerals. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we increase operations on our mining properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to our mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations may also be subject to liability for pollution or other environmental damage. We are not currently insured against this risk because of high insurance costs.

We have a short operating history, have only lost money and may never achieve any meaningful revenue.

Our operating history consists of limited operations and continuation of preliminary exploration activities. Our expenses have consistently exceeded the revenue generated from our mining operations. Exploring for and mining precious minerals or resources is an inherently speculative activity. Our revenue could be adversely affected by many outside influences and we may never achieve revenue in amounts sufficient to provide for payment of our expenses.

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

Market forces or unforeseen developments may prevent us from obtaining the supplies, equipment and skilled manpower necessary to explore for mineral resources.

Precious metals exploration, and resource exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration and production activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration and production programs. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment, supplies and skilled manpower needed for our various exploration and production programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

Risks Relating to Our Organization and Common Stock

There is currently no market for our common stock, and we cannot ensure that one will ever develop or be sustained.

There is currently no public market for our common stock. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. If an active market is established, the market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to affect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

Our principal shareholders, officers and directors own a substantial interest in our voting stock and investors will have a limited voice in our management.

Our principal shareholders, as well as our officers and directors, in the aggregate beneficially own a majority of our outstanding common stock, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing. Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the options they currently hold or which may in the future be granted or if they otherwise acquire additional shares of our common stock.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2020 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Exercise of options or future convertible instruments may have a dilutive effect on our common stock.

We have outstanding vested options to purchase 2,400,000 shares of our common stock at $0.40 per share. If the price per share of our common stock at the time of exercise of these or future options or warrants, or conversion of any future convertible notes or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Global health crises may adversely affect our planned operations.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of our operations. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Kiewit Project, Utah

The Kiewit gold property located in the Gold Hill Mining District in Tooele County, Utah, is our principal mineral property and is an exploration stage property. In June 2019 we also acquired 20 patented mining claims contiguous to our Kiewit property, known as the JJS Property. We have not determined to what extent we will develop these new claims. We were attracted to the Gold Hill Mining District because of its similarities to productive mining districts and its past positive exploration results. The gold potential of the Gold Hill Mining District is enhanced by similarities to surrounding gold deposits. We believe the scale, number and frequency of the Gold Hill Mining District gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of other productive mining districts.

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

Power is supplied by the Company’s diesel generators and water for mining operations is supplied from an existing groundwater well. Drinking water is obtained from a local vendor.

At March 22, 2020 we had 48 full-time and 3 part-time employees, with the expectation to expand that with an additional 10-15 employees by year end. All employees are assigned to work at the Kiewit site, with the exception of the officers, a bookkeeper and one engineer, who work from the corporate office in Reno, NV, with periodic site visits.

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

Kiewit Mining Claims

The Kiewit mining claims consist of 66 unpatented and surface rights to 10 patented mining claims covering approximately 3 square miles located in the Gold Hill Mining District in Tooele County, Utah.

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

 Under the terms of the Amended Lease, Clifton’s right to receive a 6% royalty interest from production on the Kiewit project was terminated. The Company also acquired from third parties and cancelled the remaining 1% outstanding royalty interest thereon, for which the Company paid each of two parties $50,000.

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 which increased the carrying value of the mineral properties and interests. The Company also paid $13,390 in satisfaction of delinquent amounts owed Clifton and $42,802 in a reclamation bond transfer In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months (which is September 7, 2020) following the Initial Funding. In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims. The Company has agreed to maintain the effectiveness of the Registration Rights Agreement for a period of three years.

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

The Amended Lease cannot be assigned or subleased without the prior written consent of Clifton. Further, PDK may, without Clifton’s consent, hold a foreclosure sale, take title to the Company’s interest under the Amended Lease, or transfer or assign the Company’s interest under the Amended Lease. The Company may surrender the Amended Lease as to all or any part of the leased premises, after proper reclamation of all portions of the land to be surrendered affected by its operations. However, so long as any mortgage of PDK remains in effect, the Amended Lease cannot be modified, and Clifton will not accept a surrender of any of the leased premises or a termination or release of the Amended Lease, without the prior written consent of PDK, which consent cannot be unreasonably withheld or delayed.

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

Kiewit Exploration Programs and Mining Activities

The Kiewit mining claims are without known reserves but beginning in 2014 the Company started extraction of gold without determining mineral reserves. The Kiewit mine is a small open pit, heap leach operation that produced gold and silver. Initial production at Kiewit commenced in June 2014 and was suspended in June 2016. Production was suspended due to low metal prices and undercapitalized operations. A fresh water well failure in July 2016, due to suspected sabotage, caused a complete leach pad shut-down. Fresh water pumping was re-started in mid-March 2017 mostly to reduce solution volumes as no sodium cyanide (NaCN) was being added. The mine resumed leaching activities in the spring of 2018 and recovered some gold but suspended operations again in October 2018 to secure funding for continued operations. In April 2019 we recommenced mining operations with our first sale in September 2019.

History of Previous Mining Activities

The Gold Hill area is one of the oldest mining districts in the State of Utah. It reflects 43 known historical producing deposits mined primarily from the mid-1800s until the end of World War II. These deposits included gold, silver, copper, bismuth, lead, zinc, tungsten, arsenic, molybdenum, cobalt, and beryllium. Exploration and mining activities commenced in the mid-1800s as travel westward through the area to California was at its peak. Lead mineralization first attracted the attention of travelers prompting early prospecting. Placer gold was first discovered in the Gold Hill area in 1858. These early prospectors were hampered by repeated attacks of local Native American tribes and the area was abandoned until 1869 when the settlements of Gold Hill and Clifton were re-established.

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

 The Company believes it has all necessary environmental permits and authorizations to support existing operations. As we expand or update the current mining plan of operations (the “POO”), we will require an update or amendment of some permits and before we can implement any changes in our operating parameters, we will need to modify our existing permits or seek new permits. We anticipate that the following permitting modifications will be required:

●	POO Modification: A POO modification would be required to support our planned increased production capacity, expansion of the mine pit, and the expansion of the leach pad. The POO modification must be submitted to the BLM, and the process would require National Environmental Policy Act compliance, including public review and comment. We submitted the modification in first quarter 2020 and anticipate obtaining this modification by fourth quarter 2020.

●	Air Quality Permit to Construct: A modification to the Air Quality Permit to Construct would be required for production increases from the one million tons per annum to the three-million-ton level. We anticipate submitting our application in first quarter 2020 and expect permit issuance by the end of 2020.

●	Water Discharge Permit: A modification to our existing water discharge permit would be required for the expansion including enlargement of the heap leach facility. The permit includes monitoring of the heap leach leak detection system and groundwater monitoring wells in the vicinity of the heap leach and process area. We anticipate submitting the modification in first quarter 2020 and expect permit issuance by the end of 2020.

●	Reclamation Plan: A Reclamation Plan Approval would be required by the Utah DOGM Office. However, the Aggregate Mine Land Reclamation Act would require approval by the Inspectors Office of the POO amendment addressing new infrastructure and disposal facilities. We submitted the POO amendment for approval in first quarter 2020 and anticipate permit approval by the end of 2020.

We are in the process of engaging outside consultants to assist us in seeking modification or new permits to accomplish the above.

2018 and 2019 Mining Activities

During 2018 through October of that year we mined 50,000 tons of waste but did little or no crushing or processing. From October 2018 through the end of first quarter 2019, we ceased principal mining operations and focused on securing funding. During that period the mine operation was on care and maintenance with water and air quality monitoring ongoing as required by existing permits. Mining operations resumed in 2019 with our first sale in September 2019. Operations are ongoing.

Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan includes drilling 30 holes for a total footage of 7,500 feet. This drilling began on January 14, 2020.

Planned 2020 Exploration and Mining Activities

We intend to continue our drilling program during the first three quarters of 2020 at a further cost of approximately $175,000.

We also intend to continue extraction of mineralized ore and to upgrade and expand the current facilities, as resource expansion dictates.

Offices and Other Facilities

Our corporate office is located in Reno, Nevada and Mr. Havenstrite, our President, operates from this office and also works on site at our mining property in Tooele County, Utah. Monthly rent for the office space in Reno is $1,500. Financial and engineering activities are performed in this office and rent includes use of the business equipment and supplies needed to perform these functions. This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by Mr. Havenstrite. Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time.

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

PART II

ITEM 5. MARKET FOR Registrant’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and Issuer Purchases of Equity Securities

Market Information

There is currently no public trading market for our Common Stock. We intend to apply for the quotation of our Common Stock on an automated quotation system. There can be no assurance that any application for the quotation of our Common Stock on an automated quotation system will be approved. If any such application is not approved and our common stock ultimately is not quoted on an automated quotation system, we intend to engage a market maker to apply for quotation on the OTCQB Market operated by OTC Markets Group, Inc. There can be no assurance that a market maker will agree to file the necessary documents with the Financial Industry Regulatory Authority (FINRA); nor can there be any assurance that such an application for quotation will be approved.

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

Holders

At December 31, 2019, we had approximately 649 holders of our Common Stock. We have appointed Pacific Stock Transfer Company, Las Vegas, Nevada, to act as the transfer agent of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock since inception. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. Our Prepaid Forward Gold Purchase Agreement prohibits us from declaring, making or paying any dividends so long as any gold remains to be delivered or any amounts remain to be paid by us under the agreement. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

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

During 2018 we settled our outstanding debt with DMRJ Group I, LLC and repurchased and retired all outstanding preferred shares issued to them under the 2010 Investment Agreement with them. During 2019 we secured funding of $13,600,000 (net) from PDK Utah Holdings LP under the terms of the Prepaid Forward Gold Purchase Agreement dated March 7, 2019. We also renegotiated our lease with Clifton Mining and released all but the current unpatented and patented mining claims. We also reacquired the existing royalties from Clifton and its affiliates and issued a royalty to PDK equal to 4% of the net smelter returns from our mine. An additional 20 claims, known as the JJS Property, were acquired.

We suspended our mining operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we have recommenced mining operations.

Results of Operations for the Years Ended December 31, 2019 and 2018

During the years ended December 31, 2019 and 2018, we had net income(loss) of $(3,776,293) and $21,344,498 respectively. This represents a decrease in income of $25,120,791 for the year ended December 31, 2019. The decrease for the year ended December 31, 2019 is generally attributable to the cancellation of our agreement with DMRJ in 2018 whereby we agreed to repurchase the debt and preferred shares previously owned by them that netted a reported gain of $24,916,561.

Liquidity and Cash Flow

Net cash used by operating activities was $7,001,224 during the year ended December 31, 2019, compared with $659,857 cash used during the year ended December 31, 2018. The increase in cash used by operating activities of $6,341,367 is primarily attributable to the agreement made with DMRJ to repurchase the debt and preferred shares previously owned by them in 2018 and to the recommencement of operations in 2019, along with the payment of accrued liabilities and payables as part of the Purchase Agreement signed in March 2019.

Net cash used by investing activities was $1,993,224 during the year ended December 31, 2019 compared to $74,104 during the year ended December 31, 2018. The increase in cash used by investing activities of $1,919,120 is attributable to increased additions to property and equipment and to an increase in mineral properties and interests during 2019. Net cash provided by financing activities was $11,102,164 during the year ended December 31, 2019, compared with $738,465 during the year ended December 31, 2018. This increase in cash provided by financing activities of $10,363,699 is primarily a result of the proceeds from the Purchase Agreement signed in March 2019.

As a result, cash increased by $2,107,716 during the year ended December 31, 2019, leaving us a cash balance of $2,116,432 as of December 31, 2019, as compared to an ending cash balance of $8,716 as of December 31, 2018.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2019, we had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with limited refinements based on actual results.

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

Revenue Recognition

The Company’s product consists of gold bearing carbon which is shipped offsite to be turned into an unrefined gold concentrate, which is then further refined to become gold and silver bullion known as doré. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and when the transaction price can be determined or reasonably estimated.

Management has determined the performance obligation is met and title is transferred when the Company delivers the doré to the customer because, at that time, (i) legal title is transferred to the customer, (ii) the customer has accepted the doré and obtained the ability to realize all of the benefits from the product, (iii) the doré content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership to it, and (iv) the Company has the right to payment for the doré. The performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales and accounts receivable for sales are recorded net of royalties and sales participation payments, along with charges from the customer which represent components of the transaction price. Charges are estimated by management upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from management’s estimates. Revenue from the sale of dore may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue proceeds are recorded net the impact of royalties and participation agreements.

Reclamation and Remediation

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. We use assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on our current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation, we used a credit adjusted risk-free interest rate of 8% - 10% and projected mine lives of 5 - 12 years, depending on the site. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. At December 31, 2019 and 2018, Asset Retirement Obligations total $826,637 and $792,747, respectively, for all of our Gold Hill properties.

Financial Instruments

Our financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at December 31, 2019 and 2018.

Going Concern

The Company had an accumulated deficit of $9,451,218 through December 31, 2019 and net loss of 3,776,293 for the year ended December 31, 2019 which raises some doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a prepaid forward gold contract agreement (Note 3) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The Company’s management believes that is has sufficient funds to meet its obligations and continue production over the next twelve months.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of December 31, 2019, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have concluded that while the information that we are required to disclose has been effectively accumulated and communicated to our management, our disclosure controls and procedures were not effective in terms of making timely filings with the SEC.  As of the date of this report, we are current in our reporting obligations and we believe the adjustments we have made to our controls and procedures will help us ensure that future reports are made in a timely manner.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 22, 2020, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Howard Crosby	67	Director, Chairman	2016	Mr. Crosby served as our Chief Executive Officer from April 2016 until April 2017. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He served as a director of White Mountain Titanium Corporation from 2004 until March of 2016. Both Independence Resources and White Mountain Titanium were previously reporting companies with the SEC. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975. Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board of Directors.

Rick Havenstrite	61	Director, President and Chief Executive Officer	2009	Mr. Havenstrite has served as our President since April 2009 and as Chief Executive Officer since April 2017 and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner, with his wife, and President of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as Manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, an exploration mining company, as Vice-president of Operations on the Milford Copper Project; from 1992 until 1996 he was General Manager of Nevada Operations for Arimetco Mining in Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Newmont Minerals, a small gold mining company, as Manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, beginning his employment with the company as Project Engineer at the Buckskin Mine from 1983 to 1985, subsequently moving with the company to Ely, Nevada where he was the Mine Superintendent and then Mine Manager of the Robison Mine from 1985 to 1988, and finally serving as Manager of Mining for Alta Gold’s operating mines in Nevada, Idaho, Oregon and Colorado; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as a mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in Mining Engineering from the University of Reno, Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Marianne Havenstrite	61	Treasurer and Principal Financial Officer	--	Ms. Havenstrite has been our Principal Financial Officer from May 2013 to April 2016 and since March 2017. Since May 1999 she has been the co-owner with her husband, and has served as Vice-president, of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. She received her Bachelor of Science degree in accounting from the University of Nevada, Reno in 1980.

John P. Ryan	57	Director	2017	Mr. Ryan served as our Chief Financial Officer for a short time period beginning in April 2016 until March 2017. He has been an active entrepreneur in the resources sector for over twenty years. Since 1995 he has been self-employed through his own company, Quest Consulting, providing consulting services for both private and public mining companies. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources from 1995 to 2005 High Plains Uranium from 2004 to 2007, U.S. Silver Corporation from 2006 to 2009, and Western Goldfields, Inc. from 2001 to 2005. From December 2012 through April 2017 he served as a director of Mineral Mountain Mining and Milling Company. Mr. Ryan has extensive executive experience and provides our Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan has acted as a professional Director in a number of cases of turnaround and/or distressed company scenarios. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Phillip H. Holme	31	Director	2019	Since September 2014 Mr. Holme has served as Trading Officer of H&H Metals Corp., a private company engaged in trading of non-ferrous metals and concentrates, and which specializes in commercial recycling of most residues and by-products resulting from the mining and metallurgical industry. From 2010 until August 2014, he was employed initially as an intern and ultimately as an associate of Newedge Financial Ltd., a derivatives brokerage firm. Mr. Holme graduated in 2010 with a Bachelor’s Degree in international economics and international affairs from George Washington University.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $		Option Awards $		All Other Compensation $		Total $
Rick Havenstrite, President and CEO	2019	116,692		-		12,000		128,692
	2018	120,000	(1)	190,000	(2)	12,000	(3)	322,000

(1)	Mr. Havenstrite’s 2018 compensation consisted of $120,000 in base salary, of which $101,538 was accrued in 2018 and paid in 2019. His amended employment agreement allows for a base salary of $144,000 at December 31, 2019. In addition, in 2019, Mr. Havenstrite received $613,231 in wages accrued prior to 2019.

(2)	Mr. Havenstrite’s option award of $190,000 in 2018 consists of options to purchase up to 1,000,000 shares of our common stock at a price of $.40. The options were fully vested on the date of grant. The fair value of each option award is valued at $.19 as estimated using the Black-Scholes valuation model.

(3)	Mr. Havenstrite received $12,000 and $12,000 in 2019 and 2018, respectively (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada.

In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our company. The term of the agreement was originally for four years, expiring September 1, 2014, with automatic one-year extensions unless notice is given by either party. The employment agreement was renewed for one-year terms beginning September 1, 2015, 2016, 2017, 2018 and 2019. Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company. Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time. In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 50 hours per week, to our business and approximately 10%, or five hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada. He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us. The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board of Directors or the Compensation Committee (if any). Effective May 1, 2019, the base salary was increased to $144,000. No performance bonuses have been paid under the employment agreement since its commencement.

Under our employment agreement with Mr. Havenstrite, if we terminate the agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay him a severance package equal to one and one-half times the largest annual base salary plus the largest annual performance compensation received by him under the agreement, payable 75% within 30 days and the balance within 30 days of the first anniversary of the termination.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table sets forth the outstanding equity awards for each named executive officer as of December 31, 2019:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Rick Havenstrite	1,000,000	$0.40	February 23, 2023

Compensation of Directors

The following table sets forth the compensation of directors for the year ended December 31, 2019:

Director Compensation

Name	Fees earned or paid in cash ($)		Total ($)
Howard Crosby	161,000	*	161,000
John Ryan	15,000		15,000
Phillip H. Holme	15,000		15,000

Director compensation for Howard Crosby of $161,000 shown above includes $94,000 accrued from previous years and $67,000 earned in 2019. Mr. Crosby’s compensation was increased from $5,000 to $6,000 per month effective June 1, 2019, and the director compensation for Mr. Ryan was set at $5,000 per quarter commencing second quarter 2019. Effective beginning second quarter 2019, we agreed to compensate Mr. Holme $5,000 per quarter for his services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of February 29, 2020, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	5,162,066	(2)	18.9%
Howard Crosby 1290 Holcomb Ave. Reno, NV 89502	1,000,000	(3)	3.7%
John P. Ryan 5968 N. Govt. Way #305 Dalton Gardens, ID 83815	600,000	(4)	1.5%
Phillip H. Holme 509 Madisen Ave. Suite 2210 New York, NY 10022	1,500,000	(5)	5.7%
Executive Officers and Directors as a Group (4 Persons)	8,262,066		29.0%
H&H Metals Corp. 509 Madison Ave., Ste. 1902 New York City, NY 10022	1,500,000	(6)	5.7%
Ibearhouse, LLC Kelley Price 7806 NE 10th Street Medina, WA 98039	3,760,353		12.9%
West C Street, LLC Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	2,260,353		7.8%
Clifton Mining Company 101 South 200, Suite 700 Salt Lake City, UT 84111	5,810,824		21.3%
Marianne Havenstrite 1290 Holcomb Ave. Reno, NV 89502	5,162,066	(7)	18.9%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of the date of this table, we had 26,631,603 shares outstanding.
(2)	Of these shares, 25,000 are owned of record by Mr. Havenstrite’s wife, Marianne Havenstrite, and 1,000,000 are owned of record jointly by Mr. and Mrs. Havenstrite. These shares also include exercisable options to purchase 1,000,000 shares.
(3)	Represents exercisable options to purchase 1,000,000 shares.
(4)	Includes exercisable options to purchase 200,000 shares.
(5)	The shares beneficially owned by Mr. Holme are owned of record by H&H Metal Corp., an entity controlled by Mr. Holme, who is deemed to share beneficial ownership of the shares with the entity.
(6)	H&H Metals Corp. is an entity controlled by Mr. Phillip H. Holme.
(7)	Of these shares, 3,137,066 are owned of record by Mrs. Havenstrite’s husband, Rick Havenstrite and 1,000,000 are owned of record jointly by Mr. and Mrs. Havenstrite. Also includes exercisable options to purchase 1,000,000 by Mr. Havenstrite.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides disclosure as of December 31, 2019, of compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

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

There are 2,400,000 shares of common stock authorized for non-qualified and incentive stock options, restricted stock units, restricted stock grants, and stock appreciation rights under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. No shares remain available for grants under the Plan.

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

Since 2009 we have leased our corporate office space from RMH Overhead, LLC (“RMH”), an entity owned and controlled by Mr. Havenstrite, our President and a director. From 2009 until February 2014 monthly rent was $500 per month and from March 2014 until February 2020 monthly rent has been $1,000. Expansion into additional office space effected a rental increase to $1,500 per month effective March 1, 2020. The rental agreement is from month-to-month and can be cancelled by either party at any time. During 2019 we paid an aggregate of $12,000 in rent for this space.

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

Marianne Havenstrite, wife of Rick Havenstrite, is employed by the Company and acts as our Treasurer and Principal Financial Officer. For the year ended December 31, 2019 Mrs. Havenstrite earned $88,616. Mrs. Havenstrite currently devotes approximately 80% of her time, or approximately 40 hours per week, to our business and approximately 20%, or ten hours per week, of her business time to Overhead Door Company of Sierra/Nevada, Inc., her overhead door business in Reno, Nevada. We do not have a formal compensation agreement with Mrs. Havenstrite.

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which terminate February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;

●	Howard Crosby – 1,000,000 options;

●	John Ryan – 200,000 options; and

●	Linde Havenstrite – 200,000 options.

On March 29, 2018, we entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”) of which Phillip H Holme, one of our directors, is a principal. Under the terms of the Agency Agreement H&H agreed to provide us certain advisory services in regard to natural resources activities and to assist us in securing purchasers for minerals produced from its mining properties. As a condition for entering into the Prepaid Forward Gold Purchase Agreement, we negotiated a termination of the Agency Agreement (the “Termination Agreement”). Under the terms of the Termination Agreement, we paid H&H $600,000, agreed to pay an additional $200,000 within 18 months, and $36,000 as a payment against the final shipment of ore by the Company. In addition, we appointed Mr. Holme as a director of the Company upon the Initial Funding.

On March 26, 2019, we entered into an option to purchase 64 patented mining claims for $500,000. On June 13, 2019, we entered into a letter agreement with the Clifton Mining Company whereby it would purchase 44 of the optioned claims and we would acquire the remaining 20 claims, which we call the JJS Property. Each party would pay one-half of the total purchase price for the claims. The purchase price was paid by each party and the closing of the acquisition occurred on June 14, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2019 and 2018 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2019	$39,939
2018	$40,000

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state income tax returns. In 2019 and 2018, we were billed $836 and $1,000 for income tax preparation work for federal and state tax returns for 2014 and 2015. Income tax returns have not yet been filed for 2015, 2016, 2017, 2018 or 2019. We do not expect any tax liability for any of the unfiled years.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2018 and 2017 we were not billed for other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation filed March 1, 2010	S-1	333-169701	3.1	9/30/10
3.2	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
10.1	Pre-paid Forward Gold Purchase Agreement dated March 7, 2019 (confidential information has been redacted)	10-K	333-169701	10.1	7/30/19
10.2	Leasehold Deed of Trust dated March 7, 2019	10-K	333-169701	10.2	7/30/19
10.3	Second Amended and Restated Lease Agreement effective March 7, 2019	10-K	333-169701	10.3	7/30/19
10.4	Registration Rights Agreement effective March 7, 2019	10-K	333-169701	10.4	7/30/19
10.5	Conveyance of Net Smelter Returns Royalty Interest effective March 7, 2019	10-Q	333-169701	99.1	2/3/20
10.6	Agency Agreement dated March 29, 2018, with H&H Metals Corp.	8-K	333-169701	99.6	3/13/19
10.7	Termination Agreement dated January 16, 2019, with H&H Metals Corp.	8-K	333-169701	99.7	3/13/19
10.8	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.9	Amendment No. 1 dated effective May 1, 2019 to the Employment Agreement with Rick Havenstrite*	8-K	333-169701	99.1	7/22/19
10.10	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.11	Assignment and Assumption Agreement dated February 13, 2018	10-K	333-169701	10.11	7/30/19
10.12	Equipment Lease Agreement dated June 20, 2016 with RMH Overhead, LLC	10-K	333-169701	10.36	6/29/18
10.13	Ben Julian LLC Option Agreement dated March 26, 2019	10-K	333-169701	10.13	7/30/19
10.14	Letter Agreement dated June 7, 2019, with Clifton Mining Company	10-K	333-169701	10.14	7/30/19
10.15	Amendment No.1 to the Pre-Paid Forward Gold Purchase Agreement dated October 31, 2019 (confidential information has been redacted)	S-1	333-236398	10.15	2/12/20
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

**	To be filed with subsequent filing.

ITEM 16. FORM 10-K SUMMARY

None.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: March 30, 2020	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Howard Crosby	Director and Chairman	March 30, 2020
Howard Crosby

/s/ Rick Havenstrite	President, CEO, and Director (Principal Executive Officer)	March 30, 2020
Rick Havenstrite

/s/ John P. Ryan	Director	March 30, 2020
John P. Ryan

/s/ Phillip H. Holme	Director	March 30, 2020
Phillip H. Holme

/s/ Marianne Havenstrite	Treasurer (Principle Financial and Accounting Officer)	March 30, 2020
Marianne Havenstrite

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Desert Hawk Gold Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Desert Hawk Gold Corp (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s independent auditor since 2011.

Spokane, Washington

March 27, 2020

DESERT HAWK GOLD CORP

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$2,116,432	$8,716
Inventories (Note 5)	4,333,682	1,193,341
Prepaid expenses and other current assets	181,030	40,475
Total Current Assets	6,631,144	1,242,532

PROPERTY AND EQUIPMENT, net (Note 6)	5,287,515	3,415,707
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,729,637	879,001
RECLAMATION BONDS (Note 4)	759,351	753,290

TOTAL ASSETS	$16,407,647	$6,290,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$436,881	$652,895
Accrued liabilities-officer and other wages (Notes 17 and 20)	-	922,039
Interest payable - related parties (Notes 8, 9 and 10)	-	463,993
Short-term notes payable - related parties (Note 8)	-	249,000
Convertible debt - related parties (Note 9)	-	1,350,000
Obligation under capital lease - related party (Note 10)	-	69,562
Notes payable - equipment (Note 11)	1,302,239	324,111
Prepaid forward gold contract liability, current portion (Note 3)	189,351	-
Settlement of consulting contract payable (Note 14)	200,000	-
Total Current Liabilities	2,128,471	4,031,600

LONG-TERM LIABILITIES
Asset retirement obligation (Note 13)	826,637	792,747
Prepaid forward gold contract liability (Note 3)	13,410,649	-
	14,237,286	792,747
TOTAL LIABILITIES	16,365,757	4,824,347

COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS’ EQUITY (Note 15)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,631,603 and 20,881,603 shares issued and outstanding	26,633	20,753
Additional paid-in capital	9,466,475	7,120,355
Accumulated deficit	(9,451,218)	(5,674,925)
Total Stockholders’ Equity	41,890	1,466,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,407,647	$6,290,530

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2019	2018

REVENUE:
Concentrate sales	$889,311	$229,469

EXPENSES:
General project costs	2,161,565	1,989,410
Consulting expense	528,817	-
Exploration expense	99,761	3,146
Officers and directors fees	340,590	253,752
Legal and professional	184,679	129,135
General and administrative	231,308	685,925
Loss on disposal of equipment	51,950	-
	3,598,670	3,061,368

OPERATING LOSS	(2,709,359)	(2,831,899)

OTHER INCOME (EXPENSE)
Gain on extinguishment of DMRJ debt (Note 12)	-	24,916,561
Interest and other income	6,032	236
Interest expense	(46,415)	(46,760)
Interest expense - related parties	(34,794)	(151,749)
Interest expense - DMRJ	-	(421,891)
Loss on settlement of consulting contract (Note 14)	(900,000)	-
Loss on settlement of redeemable stock (Note 20)	(63,094)	-
Financing expense	(28,663)	(120,000)
	(1,066,934)	24,176,397

INCOME (LOSS) BEFORE INCOME TAXES	(3,776,293)	21,344,498
INCOME TAXES	-	-

NET INCOME (LOSS)	(3,776,293)	21,344,498

DEEMED CAPITAL CONTRIBUTION ON EXTINGUISHMENT OF PREFERRED STOCK (NOTE 12)	-	4,068,720

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,776,293)	$25,413,218

BASIC NET INCOME (LOSS) PER SHARE	$(0.15)	$1.32

DILUTED NET INCOME (LOSS) PER SHARE	$(0.15)	$1.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	25,591,877	19,196,808

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	25,591,877	22,654,411

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY

							Total
					Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Deficit	Equity
	Shares	Amount	Shares	Amount	Capital	(Revised)	(Deficit)

Balance, December 31, 2017	1,582,563	$1,582	13,956,603	$13,828	$9,143,418	$(31,088,143)	$(21,929,315)

Extinguishment of preferred stock (Note 15)	(1,582,563)	(1,582)	-	-	(4,067,138)	4,068,720	-

Stock options (Note 19 )	-	-	-	-	456,000	-	456,000

Common stock issued for cash at $.40 per share	-	-	2,125,000	2,125	847,875	-	850,000
							-
Common stock issued to convertible debtholders in connection with extinguishment of DMRJ debt (Note 12)	-	-	4,500,000	4,500	620,500	-	625,000
							-
Common stock issued in connection with extension of convertible debt (Note 9)			300,000	300	119,700		120,000
							-
Net income	-	-	-	-	-	21,344,498	21,344,498
							-
Balance, December 31, 2018	-	$-	20,881,603	$20,753	$7,120,355	$(5,674,925)	$1,466,183

Common stock issued in connection with acquiring mineral properties and interests			5,500,000	5,500	2,194,500		2,200,000

Common stock issued in connection with settlement of consulting contract (Note 14)			250,000	250	99,750		100,000

Common stock released in settlement of redeemable stock				130	51,870		52,000

Net loss						(3,776,293)	(3,776,293)

Balance, December 31, 2019	-	$-	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS

	Year ended
	December 31,	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,776,293)	$21,344,498
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,196,489	421,228
Gain on extinguishment of DMRJ debt (Note 12)	-	(24,916,561)
Stock based compensation	-	456,000
Adjustment of inventory to net realizable value	870,085	656,257
Accretion of asset retirement obligation	74,692	80,468
Gain on settlement of asset retirement obligation	(17,120)	-
Loss on disposal of equipment	51,950	-
Common stock issued for financing expense	-	120,000
Common stock issued for consulting contract settlement	100,000	-
Common stock issued for settlement of redeemable stock	52,000	-
Changes in operating assets and liabilities:
Inventories	(4,010,426)	208,772
Prepaid expenses and other current assets	(140,555)	61,776
Accounts payable and accrued expenses	(216,014)	96,795
Accrued liabilities - officer wages	(922,039)	212,462
Interest payable - related parties	(463,993)	146,557
Interest payable - DMRJ	-	451,891
Settlement of consulting contract payable	200,000	-
Net cash used by operating activities	(7,001,224)	(659,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(794,361)	(73,868)
Additions to mineral properties and interests (Note 7)	(1,150,000)	-
Additions to reclamation bonds	(48,863)	(236)
Net cash used by investing activities	(1,993,224)	(74,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,475,000
Proceeds from prepaid forward gold contract liability, net (Note 3)	13,600,000	-
Proceeds from short-term notes payable - related parties	91,680	249,000
Payment on note payable - DMRJ	-	(625,000)
Payment of obligation under capital lease - related party	(69,562)	(14,548)
Payment of notes payable - equipment	(829,274)	(417,987)
Proceeds from convertible debt - related parties	-	72,000
Payment of short term note payable - related parties	(340,680)	-
Payment of convertible debt - related parties	(1,350,000)	-
Net cash provided by financing activities	11,102,164	738,465

NET INCREASE IN CASH	2,107,716	4,504
CASH, BEGINNING OF YEAR	8,716	4,212

CASH, END OF YEAR	$2,116,432	$8,716

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$545,202	$46,760

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Extinguishment of preferred stock (Note 12)	$-	$4,068,720
Equipment acquired with notes payable - equipment (Note 11 )	1,807,402	141,631
Accounts payable settled with notes payable - equipment (Note 11)	-	131,436
Common stock issued for mineral properties and interests (Note 7 )	2,200,000	-

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

Prior to March 2019, ongoing undercapitalization continued to hamper the Company’s ability to operate. Due to lack of funding, the Company was temporarily shut down since third quarter of 2017. On March 7, 2019, the Company successfully finalized a prepaid forward gold contract agreement (the Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”)) that provided funding and enabled production to resume later in 2019. See Note 3.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the number of gold ounces in and costing of inventories, the recoverability of the cost of mining claims, asset retirement obligation, stock-based compensation, determination of the fair value of common stock issued, deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior periods’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity, and cash flows previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Reclamation bonds

Reclamation bonds primarily represent bonds and are restricted primarily for reclamation funding which are carried at cost plus earned interest. Reclamation bonds are shown as a non-current asset and is included in the balance sheet. See Note 4.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2019, the Company had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 18 months. At the end of each reporting period, inventory is adjusted to the lower of average cost or net realized value. See Note 5.

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

Mineral Properties and Interests

The Company capitalizes costs for acquiring mineral properties and ongoing mineral lease payments and expenses costs to maintain mineral rights. Upon reaching the production stage, the capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Estimates for ore reserves are a key component in determining units of production rates. Estimates of ore reserves, mineralized material, and other resources may change, possibly in the near term, resulting in changes to rates in future reporting periods. The Company does not have proven and probable reserves at this time.

Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mine property costs include the building of infrastructure of the processing facility including the heap leach pad and the carbon in column process plant along with water wells, roads and fencing. These costs are capitalized until ready for their intended use at which time they are amortized using the units of production method based on projected units of production which approximates the estimated life of the facility. Additionally, interest is capitalized to mine development until such assets are ready for their intended use. See Note 7.

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

	2019	2018
Net income (loss)	$(3,776,293)	$21,344,498
Deemed capital contribution on extinguishment of preferred stock	-	4,068,720
Net income (loss) available to common shareholders - basic	(3,776,293)	25,413,218
Interest expense on convertible notes payable -related parties	-	74,465
Net income (loss) available to common shareholders - diluted	$(3,776,293)	$25,487,683

Weighted average shares outstanding - basic	25,591,877	19,196,808
Dilutive shares – convertible notes payable – related parties	-	3,457,603
Weighted average shares outstanding - diluted	25,591,877	22,654,411

Basic income (loss) per share	$(0.15)	$1.32
Diluted income (loss) per share	$(0.15)	$1.12

At December 31, 2019 and 2018, the common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because in 2019 the options were antidilutive due to the net loss for the period and in 2018 the options’ exercise price was not lower than the average share price during the year.

Revenue Recognition

The Company’s product consists of gold bearing carbon which is shipped offsite to be turned into an unrefined gold concentrate, which is then further refined to become gold and silver bullion known as doré. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and when the transaction price can be determined or reasonably estimated.

Management has determined the performance obligation is met and title is transferred when the Company delivers the doré to the customer because, at that time, (i) legal title is transferred to the customer, (ii) the customer has accepted the doré and obtained the ability to realize all of the benefits from the product, (iii) the doré content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership to it, and (iv) the Company has the right to payment for the doré. The performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales and accounts receivable for sales are recorded net of charges from the customer which represent components of the transaction price. Charges are estimated by management upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from management’s estimates. Revenue from the sale of dore may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue proceeds are recorded net of the impact of royalties and participation agreements. See Note 18.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability is adjusted when there are changes in the estimated future cash flows due to change in estimated costs or change in time until reclamation will commence. Determination of any amounts recognized is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. See Note 13.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at December 31, 2019 and 2018.

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

At December 31, 2019 and December 31, 2018, the Company has no assets nor liabilities that require measurement at fair value on a recurring basis.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $9,451,218 through December 31, 2019 and net loss of $3,776,293 for the year ended December 31, 2019 which raises some doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a forward sales agreement (Note 3) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The Company’s management believes that is has sufficient funds to meet its obligations and continue production over the next twelve months.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon implementation of the new guidance, the Company will be required to recognize a liability and right-of-use asset for its operating leases. The Company has elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented. Adoption of the ASU on January 1, 2019 had no material impact to the Company’s financial statements as the Company has no contracts that meet the criteria of this ASU.

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

NOTE 3 – PREPAID FORWARD GOLD CONTRACT LIABILITY

During the first quarter of 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the original Purchase Agreement, PDK initially agreed to purchase a total of 73,910 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK. The Company would receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. Prepayment was to be made in three tranches, with the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement on March 7, 2019 (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the Initial Funding, the Company paid an upfront fee of $600,000 to PDK for expenses incurred in connection with the transaction. The first gold delivery of 655 ounces is due December 2020.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The amount of proceeds due to PDK is based upon a percentage of proceeds over a set gold price per ounce. In addition, PDK may reduce the required number of ounces to be sold in exchange for common shares of the Company. As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Pre-Paid Forward Agreement (the “Amended Agreement”) to adjust the second and third tranches paid to the Company, to reduce the total number of ounces of gold subject to the Purchase Agreement, and to revise other provisions therein. The second tranche was reduced from $4,500,000 to $1,600,000, and the third tranche was reduced from $5,500,000 to $1,400,000. The second tranche was received on October 31, 2019 upon execution of the Amended Agreement and the third tranche was received on December 27, 2019, with funds to be dedicated in accordance with the revised budget furnished with the Amended Agreement. The amendment also reduced the total number of ounces of gold to be delivered under the agreement from 73,910 to 47,045.

The prepayment has been accounted as deferred revenue and is presented as a prepaid forward gold contract liability on the balance sheet at December 31, 2019 with a total balance of $13,600,000 which is the $14,200,000 received from PDK in Tranches 1-3, less the $600,000 upfront fee paid by the Company.

Under the terms of the Amended Agreement, the Company is obligated to deliver gold in the following quantities:

Months	Gold Ounces per Month	Total Gold Ounces
December 2020	655	655
January 2021 to March 2021	896	2,688
April 2021 to March 2022	911	10,932
April 2022 to March 2023	1,396	16,752
April 2023 to December 2023	1,753	15,777
January 2024	241	241
		47,045

The Amended Agreement also altered the total amount that PDK may reduce the number of ounces of gold to be delivered under the Amended Agreement in exchange for common shares of the Company. Under the Amended Agreement, PDK may reduce the required number of ounces by up to 8,000 ounces in exchange for common shares of the Company.

NOTE 4 – RECLAMATION BONDS

At December 31, 2019 and 2018, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In March 2019, as part of the Amended Lease (Note 7), the Company returned the Cactus Mill property and the reclamation bond of $42,802 on that property to Clifton Mining Company.

Total reclamation bonds posted at December 31, 2019 and 2018 are $759,351 and $753,290, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at December 31, 2019 and 2018 consists of the following:

	December 31, 2019	December 31, 2018
Ore on leach pad	$3,903,297	$1,193,341
Carbon column in process	235,762	-
Finished goods	194,623	-
Total	$4,333,682	$1,193,341

Inventories at December 31, 2019 and 2018 were valued at net realizable value because production costs were greater than the amount the Company expects to receive on the sale of the estimated gold ounces contained in inventories at both period-end dates. The write-down to net realizable value was $870,085 and $656,257 at December 31, 2019 and 2018.

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Equipment	$5,336,011	$3,093,690
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	52,874
Vehicles	256,815	108,089
Land improvements	44,840	-
	5,695,234	3,261,634
Less accumulated depreciation	(2,254,961)	(1,856,149)
	3,440,273	1,405,485

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(650,194)	(487,214)
	1,847,242	2,010,222

Total	$5,287,515	$3,415,707

For the Kiewit property facilities, amortization based on total units of production was $162,980 for the year ended December 31, 2019. There was no amortization in the year ended December 31, 2018 due to the lack of production.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018

Kiewit and surrounding claims	$3,700,000	$600,000
JJS property	250,000	-
Total	3,950,000	600,000
Less Accumulated amortization	(475,401)	(36,948)
	3,474,599	563,052
Asset retirement obligation
Kiewit Site	452,193	452,193
Kiewit Exploration	11,126	11,126
Cactus Mill	-	26,234
Total	463,319	489,553
Less accumulated amortization	(208,281)	(173,604)
	255,038	315,949

Total	$3,729,637	$879,001

On June 13, 2019, the Company entered into an agreement whereby the Company acquired 20 claims adjacent to the Kiewit property from Ben Julian, LLC for $250,000, known as the JJS Property.

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

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 which increased the carrying value of the mineral properties and interests. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months (which is September 7, 2020) following the initial funding received under the Purchase Agreement (Note 3). In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims.

Under the terms of the initial 2009 Joint Venture Agreement, the Company was required to pay a 4% net smelter royalty (“NSR”) on base metals in all other areas except for production from the Kiewit gold property and a NSR on gold and silver, except for production from the Kiewit gold property, based on a sliding scale of between 2% and 15% based on the price of gold or silver, as applicable.  The Company was also required to pay Clifton a 6% NSR on any production from the Kiewit gold property.

As part of the Purchase Agreement (Note 3) finalized in March 2019, these NSRs were bought out by the Company from Clifton and two other minority royalty holders at a cost of $900,000 which increased the carrying value of the mineral properties and interests. The buyer of the Purchase Agreement (Note 3), PDK, acquired a 4% NSR, previously held by Clifton, on the Kiewit property for $2,200,000. PDK remitted the funds for the NSR directly to Clifton. PDK will receive a 4% net NSR on proceeds from the sale of gold and silver from the Kiewit and JJS properties.

Amortization of the mineral properties and interests based on total units of production was $475,682 for the year ended December 31, 2019. There was no amortization in the year ended December 31, 2018 due to lack of production.

NOTE 8 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

During 2018 and the first quarter of 2019, the Company entered into several short-term notes payable with the convertible debt holders (Note 9) and with the Company’s president. Total borrowed was $91,680 during the first quarter 2019 and $249,000 during the year ended December 31, 2018. The notes bore interest at 10%, had a 2% loan initiation fee, and were due in full on March 31, 2019. Accrued interest payable to related parties on these notes at December 31, 2019 and December 31, 2018 was nil and $7,243. Interest expense recognized on these loans was $3,382 and $7,243 for the years ended December 31, 2019 and 2018, respectively.

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

Accrued interest payable to related parties on the above convertible notes payable was nil and $456,750 at December 31, 2019 and 2018, respectively. Interest expense recognized on these loans was $31,412 and $139,314 for the years ended December 31, 2019 and 2018.

All of these notes were paid in full, including accrued interest, on March 7, 2019 with funds received under the Purchase Agreement.

NOTE 10 – OBLIGATION UNDER CAPITAL LEASE — RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment valued at $185,618, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. Lease payments were paid in full, including accrued interest and late fees, in March 2019 with funds received under the Purchase Agreement. The equipment is being amortized over the estimated useful life of the equipment. Accumulated amortization at December 31, 2018 was $66,292. The Company now owns the equipment which is included in property and equipment on the balance sheet.

NOTE 11 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	December 31, 2019	December 31, 2018
Note payable to Komatsu Financial, collateralized by a Komatsu Telehandler lift, due in 48 monthly installments of $2,441 including interest at 4.99%.	$-	$27,192
Note payable to CAT Financial, collateralized by used mining equipment due in 36 monthly installments of varying amounts including interest at 4.68%.	-	117,002
Note payable to Wheeler Machinery, collateralized by used crushing equipment, due in 9 monthly installments of $39,009.	-	145,066
Note payable to Komatsu Financial, collateralized by a Komatsu D275 dozer, due in one monthly installment of $21,000 and 47 monthly installments of $11,674 including interest at 2.99%.	-	34,851
Note payable to Epiroc, collateralized by a used Epiroc drill, due in 6 monthly installments of $22,235, beginning October 2019, plus a balloon payment or refinancing prior to April 2020, of $488,317, including interest at 8%.	563,368	-
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck, due in 11 monthly installments of $14,475, beginning May 2019, including interest at 8%, with a balloon payment due in April 2020 of $168,873.	206,682	-
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in 11 monthly payments of $19,125, beginning August 2019, including interest at 10%, with a balloon payment due in July 2020 of $350,281.	441,989	-
Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, with a balloon payment due in March 2020 of $71,372.	90,200	-
	1,302,239	324,111
Current portion	(1,302,239)	(324,111)
Long term portion	$-	$-

All principal payments at December 31, 2019 are due in 2020. All of the above notes with balances due at December 31, 2018 were paid in full in March 2019 with funds received under the Purchase Agreement.

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

NOTE 13 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Asset retirement obligation, beginning of period	$792,747	$1,046,621
Reduction in liability due to transfer of Cactus Mill property	(40,802)	-
Changes to estimated costs and timing to reclaim	-	(334,342)
Accretion expense	74,692	80,468
Asset retirement obligation, end of period	$826,637	$792,747

During the year ended December 31, 2019, the Cactus Mill property was returned to Clifton as part of the terms of the Amended Lease (Note 7). The net asset retirement cost of $17,120 and obligation of $40,802 relating to the Cactus Mill property were eliminated resulting in a gain on settlement of asset retirement obligation of $20,451 recognized in general and administrative expense in the statement of operations.

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

The Company recognized a loss on settlement of consulting contract of $900,000 during the year ended December 31, 2019. The balance of $200,000 is due in July 2020, under the settlement agreement.

NOTE 15 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2019 Activity

During the year ended December 31, 2019, the Company had the following transactions relating to common stock. All shares issued were valued at $0.40 per share based on the most recent sale of common stock for cash:

●	Issued 5,500,000 shares of common stock to Clifton in connection with the Amended Lease (Note 7). The fair value of these shares was $2,200,000.

●	Issued 250,000 shares of common stock to H&H in connection with settlement of a consulting contract (Note 14). The fair value of these shares was $100,000.

●	In connection with the settlement of stock redeemable with gold proceeds issued in 2012, the Company allowed investors to retain 130,000 shares of common stock that had been issued in connection with a financing in 2012. The fair value of these shares was $52,000.

2018 Activity

During the year ended December 31, 2018, the Company had the following transactions relating to common stock:

●	Sold 4,500,000 shares of common stock to the convertible debt holders for $625,000 in cash and several concessions as to the convertibility, due dates and default provisions on their outstanding debt. See Note 9.

●	Sold 2,125,000 shares of its common stock at $0.40 per share for cash proceeds of $850,000.

●	Issued 300,000 shares of common stock to the convertible debt holders under the terms of the debt agreements, which required this stock issuance when the Company failed to repay the convertible debt in full on the November 31, 2018 maturity date.

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

NOTE 16 – INCOME TAXES

The Company did not recognize a tax benefit for the year ended December 31, 2019 due to ongoing net losses.  The Company did not recognize a tax provision for the year ended December 31, 2018 due to the availability of net operating loss carry forwards.

The components of the Company’s net deferred tax assets are as follows:

	2019	2018
Deferred tax asset:
Net operating loss carryforward	$1,784,000	$952,000
Property and equipment	37,000	37,000
Exploration costs	58,000	85,000
Stock based compensation	96,000	96,000
Financing costs	-	23,000
Asset retirement obligation	54,000	42,000
Total deferred tax assets	2,029,000	1,235,000
Valuation allowance	(2,029,000)	(1,235,000)
Net deferred tax assets	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at December 31, 2019 and 2018.

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follow:

	December 31, 2019		December 31, 2018
Amount computed using the statutory rate	$(793,000)	(21%)	$4,482,000	(21%)
Other	(1,000)	-	(8,000)	-
Change in valuation allowance	794,000	21%	(4,474,000)	21%
Total income tax provision (benefit)	$-	-%	$-	-%

At December 31, 2019 the Company had federal net operating loss carry forwards of approximately $8.5 million, $4.6 million of which expire between 2028 through 2037. The remaining balance of $3.9 million will never expire but its utilization is limited to 80% of taxable income in any future year.

During the years ended December 31, 2019 and 2018, there were no material uncertain tax positions taken by the Company. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2019 and 2018.  The Company’s federal income tax returns for fiscal years 2014 through 2019 remain open and subject to examination.

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 8, 9, 10 and 19, the Company had the following related party transaction.

The Company has a month to month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $12,000 for the years ended December 31, 2019 and 2018, respectively, under this lease. At December 31, 2019 and 2018, amounts due to RMH Overhead, LLC of nil and $18,750, respectively, are included in in accounts payable and accrued expenses on the balance sheet.

The Company compensates directors for their contributions to the management of the Company, with one director receiving $6,000 per month and the other two directors receiving $5,000 per quarter. At December 31, 2019 and December 31, 2018, nil and $94,000, respectively, was due to directors. The amounts due at December 31, 2018 were paid in full in March 2019 with funds received under the Purchase Agreement.

NOTE 18 – REVENUE RECOGNITION

Product sales for the years ended December 31, 2019 and 2018 are shown below. At December 31, 2019 and December 31, 2018, the Company did not have a gold sales receivable balance.

	Year ended December 31,
	2019	2018

Gold	$1,010,080	$248,344
Silver	11,928	3,060
Less: Royalties and participation payments	(125,591)	(13,159)
Other charges	(7,106)	(8,776)
Total	$889,311	$229,469

For the year ended December 31, 2019, all revenue was from sales to Asahi Refining. For the year ended December 31, 2018, all revenue was from sales to H&H Metals Corp.

NOTE 19—STOCK OPTIONS

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

The fair value of the options of $456,000 was recognized as stock based compensation cost for the year ended December 31, 2018, which was included in general and administrative expenses.

Outstanding options at December 31, 2019 were 2,400,000, have a remaining life of 3.15 years, and had no intrinsic value. No options were granted, expired, or were exercised during the year ended December 31, 2019.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 3 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At December 31, 2019, the amount due to Tooele County is nil. At December 31, 2018, the balance due for these taxes was $134,687 which included delinquent taxes from prior years. The balance was paid in full in March 2019 with funds received under the Purchase Agreement.

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

At December 31, 2019 and December 31, 2018, accrued compensation of nil and $828,039, were due to officers of the Company. Of the amounts accrued at December 31, 2019 and December 31, 2018, accrued compensation of nil and $593,232 is due to Rick Havenstrite and nil and $234,807 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer.

Finder’s Agreement

On May 11, 2018, the Company entered into an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 7, 2019, the Company closed a Purchase Agreement (Note 3) to a buyer for the purchase of gold produced from the Company’s mining property. This agreement was deemed to be subject to the finder’s fee and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company in accordance with the terms of the Purchase Agreement. On November 1, 2019, an additional payment of 3% of the Tranche 2 payment received by the Company resulted in a payment of $48,000 to Mount Royal and a third payment of $42,000 was issued after receipt of the Tranche 3 payment on December 27, 2019. Future amounts to be received from investors could also be subject to this agreement. During the years ended December 31, 2019 and 2018, the Company recognized $408,000 and nil, respectively, as consulting expense relating to this agreement.

Stock Redeemable with Gold Proceeds

In 2012, the Company sold 130,000 shares of its common stock.  Under the terms of this offering, the shares could be redeemed for cash generated from the sale of gold. Each investor received the right to convert a minimum of one-half and up to all of his shares (on a pro rata basis) into the value of the number of ounces represented by the total investment, determined using a base price of $1,000 per ounce.  Due to the redemption feature of these shares, the shares were initially recorded as a liability and not as equity.

All investors opted to convert their shares for cash from 5% of the gold sales.  At December 31, 2018, included in accounts payable was $151,405 to investors for their portion of gold sales occurring October 2014 to June 2015. This balance was paid to the investors in March 2019 fully satisfying the terms of the original offering. Upon full satisfaction of the redemption provisions, the shares of common stock should have been returned to the Company. However, the Company allowed the investors to keep the shares. The Company recognized an expense of $63,094, which includes $52,000 for the fair value of the shares of common stock, as loss on settlement of redeemable stock during the year ended December 31, 2019.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative and school trust land fees. Total paid for claims fees in 2019 was $14,794.