Form 10-Q
period 2020-03-31
Desert Hawk Gold Corp.
filed 2020-06-26
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of June 24, 2020: 26,631,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$949,867	$2,116,432
Inventories (Note 5)	4,597,322	4,333,682
Prepaid expenses and other current assets	54,178	181,030
Total Current Assets	5,601,367	6,631,144

PROPERTY AND EQUIPMENT, net (Note 6)	5,280,026	5,287,515
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,795,917	3,729,637
RECLAMATION BONDS (Note 4)	759,726	759,351

TOTAL ASSETS	$15,437,036	$16,407,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$568,496	$436,881
Notes payable - equipment, current portion (Note 11)	788,316	1,302,239
Prepaid forward gold contract liability, current portion (Note 3)	966,394	189,351
Settlement of consulting contract payable (Note 13)	200,000	200,000
Total Current Liabilities	2,523,206	2,128,471

LONG-TERM LIABILITIES
Note payable - equipment (Note 11)	352,749	-
Asset retirement obligation (Note 12)	975,775	826,637
Prepaid forward gold contract liability (Note 3)	12,633,606	13,410,649
	13,962,130	14,237,286
TOTAL LIABILITIES	16,485,336	16,365,757

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 14)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,631,603 and 26,631,603 shares issued and outstanding	26,633	26,633
Additional paid-in capital	9,466,475	9,466,475
Accumulated deficit	(10,541,408)	(9,451,218)
Total Stockholders’ Equity (Deficit)	(1,048,300)	41,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,437,036	$16,407,647

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
REVENUE
Sales of product	$1,312,080	$-

EXPENSES
General production and project costs	1,385,521	-
Depreciation and amortization	292,351	102,472
Other operating costs	176,691	144,219
Exploration expense	304,206	1,050
Legal and professional	74,236	92,521
Officers and directors fees	83,754	71,768
Consulting expense	-	320,000
General and administrative	60,236	26,609
(Gain) loss on disposition of equipment	(1,965)	51,950
	2,375,030	810,589

OPERATING LOSS	(1,062,950)	(810,589)

OTHER INCOME (EXPENSE)
Interest and other income	375	-
Interest expense - equipment financing	(27,615)	-
Interest expense - related parties	-	(31,412)
Interest expense - other	-	(129)
Loss on settlement of consulting contract (Note 13)	-	(900,000)
Loss on settlement of redeemable stock	-	(63,094)
Financing expense	-	(28,663)
	(27,240)	(1,023,298)

LOSS BEFORE INCOME TAXES	(1,090,190)	(1,833,887)
INCOME TAXES	-	-
NET LOSS	$(1,090,190)	$(1,833,887)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	26,631,603	22,414,936

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,090,190)	$(1,833,887)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	292,351	102,472
Accretion of asset retirement obligation	23,775	18,673
Gain on settlement of asset retirement obligation	-	(20,451)
Loss on disposal of equipment, net	(1,965)	51,950
Common stock issued for consulting contract settlement	-	100,000
Common stock issued for settlement of redeemable stock	-	52,000
Changes in operating assets and liabilities:
Inventories	(263,640)	24,405
Prepaid expenses and other current assets	126,852	(173,100)
Accounts payable and accrued expenses	131,615	(588,859)
Accrued liabilities - officer wages	-	(922,039)
Interest payable - related parties	-	(463,993)
Settlement of consulting contract payable	-	200,000
Net cash used by operating activities	(781,202)	(3,452,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(223,814)	(177,746)
Additions to mineral properties and interests	-	(900,000)
Increase in reclamation bonds	(375)	-
Net cash used by investing activities	(224,189)	(1,077,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related parties	-	91,680
Proceeds from forward gold contract liability, net	-	10,600,000
Payment of obligation under capital lease - related party	-	(69,562)
Payment of notes payable - equipment	(161,174)	(324,111)
Payment of short term note payable - related parties	-	(340,680)
Payment of convertible debt - related parties	-	(1,350,000)
Net cash provided (used) by financing activities	(161,174)	8,607,327

NET INCREASE (DECREASE) IN CASH	(1,166,565)	4,076,752
CASH, BEGINNING OF PERIOD	2,116,432	8,716

CASH, END OF PERIOD	$949,867	$4,085,468

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral properties and interests	-	$2,200,000
Equipment acquired with notes payable - equipment	-	$217,772

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

For the three-month periods ended March 31, 2020 and March 31, 2019

			Additional	Accumulated	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)

Balance, December 31, 2018	20,881,603	$20,753	$7,120,355	$(5,674,925)	$1,466,183

Common stock issued in connection with acquiring mineral proprerties and interests (Note 7)	5,500,000	5,500	2,194,500	-	2,200,000

Common stock issued in connection with settlement of consulting contract (Note 13)	250,000	250	99,750	-	100,000

Common stock released in settlement of redeemable stock	-	130	51,870	-	52,000

Net loss	-	-	-	(1,833,887)	(1,833,887)

Balance, March 31, 2019	26,631,603	$26,633	$9,466,475	$(7,508,812)	$1,984,296

Balance, December 31, 2019	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890

Net loss	-	-	-	(1,090,190)	(1,090,190)

Balance, March 31, 2020	26,631,603	$26,633	$9,466,475	$(10,541,408)	$(1,048,300)

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”), a Nevada Corporation, was incorporated on November 5, 1957. The Company commenced its current mining activities on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company (“Clifton”), the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, (a Platinum Partners related entity), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete at September 30, 2014. Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate. Production commenced and revenues of approximately $11,000,000 from sales of gold and other metals concentrate have been received through March 31, 2020.

Prior to March 2019, ongoing undercapitalization continued to hamper the Company’s ability to operate. Due to lack of funding, the Company was temporarily shut down beginning third quarter of 2017. On March 7, 2019, the Company successfully finalized a prepaid forward gold contract liability agreement (the Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”)) that provided funding and enabled production to resume later in 2019. See Note 3.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The operating and financial results for the Company for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. These unaudited interim financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with U.S. GAAP.

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the equity interest issued. For stock options, the Company estimates the fair value of stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the number of gold ounces in and costing of inventories, the recoverability of the cost of mining claims, asset retirement obligation, stock-based compensation, determination of the fair value of common stock issued, deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of March 31, 2020, the Company had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 18 months. See Note 5.

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

Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

For the three months ended March 31, 2020 and 2019, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $10,541,408 through March 31, 2020 and net loss of $1,090,190 for the three month period ended March 31, 2020 which raises doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

New Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on the Company’s financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Management is evaluating the impact of this update on the Company’s financial statements.

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

The prepayment has been accounted for as deferred revenue and is presented as a prepaid forward gold contract liability on the balance sheet at March 31, 2020 and December 31, 2019 with a total balance of $13,600,000 which is the $14,200,000 received from PDK in Tranches 1-3, less the $600,000 upfront fee paid by the Company in 2019.

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

NOTE 4 – RECLAMATION BONDS

At March 31, 2020 and December 31, 2019, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In March 2019, as part of the Amended Lease (Note 7), the Company returned the Cactus Mill property and the reclamation bond of $42,802 on that property to Clifton Mining Company.

Total reclamation bonds posted at March 31, 2020 and December 31, 2019 are $759,726 and $759,351, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at March 31, 2020 and December 31, 2019 consists of the following:

	March 31, 2020	December 31, 2019
Ore on leach pad	$4,214,223	$3,903,297
Carbon column in process	362,439	235,762
Finished goods	20,660	194,623
Total	$4,597,322	$4,333,682

Inventories at March 31, 2020 were valued at cost. Inventories at December 31, 2019 were valued at net realizable value because production costs were greater than the amount the Company expects to receive on the sale of the estimated gold ounces contained in inventories at both period-end dates.

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Equipment	$5,501,210	$5,336,011
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	304,302	256,815
Land improvements	44,840	44,840
	5,907,920	5,695,234
Less accumulated depreciation	(2,446,873)	(2,254,961)
	3,461,047	3,440,273

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(678,457)	(650,194)
	1,818,979	1,847,242

Total	$5,280,026	$5,287,515

For the Kiewit property facilities amortization expense, which is based on units of production, of $28,263 was recognized in the quarter ended March 31, 2020. There was no amortization in the quarter ended March 31, 2019 due to the lack of production that quarter.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019

Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(528,653)	(475,401)
	3,421,347	3,474,599

Asset retirement obligation
Kiewit Site	529,289	452,193
Kiewit Exploration	28,377	11,126
JJS property	31,016	-
Total	588,682	463,319
Less accumulated amortization	(214,112)	(208,281)
	374,570	255,038

Total	$3,795,917	$3,729,637

On June 13, 2019, the Company entered into an agreement whereby the Company acquired 20 claims adjacent to the Kiewit property from Ben Julian, LLC for $250,000, known as the JJS Property. Although drilling has commenced on this property, permitting has not been completed and production has not yet begun.

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

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 which increased the carrying value of the mineral properties and interests. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months (which is September 7, 2020) following the initial funding received under the Purchase Agreement (Note 3). In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims. The registration of these shares was filed and became effective on April 14, 2020.

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

During the quarter ended March 31, 2020, the Company revised its estimate of gold ounces to be produced from its mineral properties and interests. The updated estimate considered actual gold ounce recoveries since production began and indicated and inferred resources as the Company has no proven and probable reserves. The new estimate resulted in increased gold ounces at January 1, 2020 from 39,480 gold ounces to 98,066 gold ounces. Amortization of the mineral properties and interests based on total units of production was $53,253 for the quarter ended March 31, 2020. Amortization for the quarter ended March 31, 2020 was based on the updated estimate. There was no amortization in the quarter ended March 31, 2019 due to lack of production that quarter.

NOTE 8 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

During 2018 and the first quarter of 2019, the Company entered into several short-term notes payable with the convertible debt holders (Note 9) and with the Company’s president. Total borrowed was $91,680 during the first quarter 2019 and $249,000 during the year ended December 31, 2018. The notes bore interest at 10%, had a 2% loan initiation fee, and were due in full on March 31, 2019. Interest expense recognized on these loans was nil and $5,820 for the three months ended March 31, 2020 and March 31, 2019, respectively.

These short-term notes were repaid in full, including 10% interest and a 2% loan initiation fee, in March 2019 as part of the terms of the Purchase Agreement.

NOTE 9 – CONVERTIBLE DEBT – RELATED PARTIES

At December 31, 2018, the Company had outstanding convertible promissory notes to two of its minority shareholders, for a total of $1,350,000 plus accrued interest of $456,750. All of these notes were paid in full, including accrued interest, on March 7, 2019 with funds received under the Purchase Agreement.

Interest expense recognized on these loans was $24,412 for the three months ended March 31, 2019.

NOTE 10 – OBLIGATION UNDER CAPITAL LEASE — RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment valued at $185,618, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. Lease payments were paid in full, including accrued interest and late fees, in March 2019 with funds received under the Purchase Agreement. The equipment is being amortized over the estimated useful life of the equipment. Accumulated amortization at December 31, 2018 was $66,292. The Company now owns the equipment which is included in property and equipment on the balance sheet. Interest expense recognized on this obligation under capital lease was $1,968 for the quarter ended March 31, 2019.

NOTE 11 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	March 31, 2020	December 31, 2019
Note payable to Epiroc, collateralized by a used Epiroc drill, due in 6 monthly installments of $22,235, beginning October 2019, the balloon amount of $488,317 was refinanced in April 2020, with a new loan in that amount, due in 36 monthly payments of $14,679 including interest at 5.2%.	$507,332	$563,368

Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck, originally due in 11 monthly installments of $14,475, beginning May 2019, including interest at 8%, with a balloon payment due in April 2020 of $168,873. This agreement has been extended, with original terms, for an indefinite term.	167,616	206,682

Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in 11 monthly payments of $19,125, beginning August 2019, including interest at 10%, with a balloon payment due in July 2020 of $350,281.	395,276	441,989

Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, with a balloon payment due in March 2020 of $71,372. This was refinanced by Komatsu in May 2020 with 1 payment of $28,823 and 12 monthly payments of $1,903 including interest at 4.6%.	70,841	90,200

	1,141,065	1,302,239
Current portion	(788,316)	(1,302,239)
Long term portion	$352,749	$-

Principal payments due are as follows for the twelve months ended:
March 31, 2021	$788,316
March 31, 2022	167,593
March 31, 2023	170,541
March 31, 2024	14,615
	$1,141,065

NOTE 12 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three-month periods ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Asset retirement obligation, beginning of period	$826,637	$792,747
Reduction in liability due to transfer of Cactus Mill property	-	(40,802)
Obligation incurred:
Keiwit properties	94,347	-
JJS property	31,016	-
Accretion expense	23,775	18,673
Asset retirement obligation, end of period	$975,775	$770,618

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

In the first quarter of 2020, the Company updated the asset retirement obligation to reflect a plan for reclamation and closure of the mine at the end of its life which resulted in an increase of estimated undiscounted costs of $198,365. The asset retirement asset and obligation increased by $125,363 as a result of a change in the estimated timing of costs and the impact of discounting the costs to present value. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 10% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

NOTE 13 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties.

On January 16, 2019, the Company negotiated a termination of the Agency Agreement (the “Termination Agreement”) with H&H. Under the terms of the Termination Agreement, the Company paid H&H $600,000 in cash and agreed to pay an additional $200,000 within 18 months. The Company also issued 250,000 shares of its common stock with a fair value of $100,000 to H&H. In addition, Phillip H. Holme, a principal of H&H, became a director of the Company. In April 2020, Mr. Holme passed away unexpectedly. No decision has been made at this time about a replacement to fill the vacancy on the Board of Director caused by Mr. Holme’s death.

The Company recognized a loss on settlement of consulting contract of $900,000 during the quarter ended March 31, 2019. The balance of $200,000 is due in July 2020 under the terms of the settlement agreement.

NOTE 14 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2020 Activity

During the quarter ended March 31, 2020, the Company had no transactions relating to common stock.

2019 Activity

During the quarter ended March 31, 2019, the Company had the following transactions relating to common stock. All shares issued were valued at $0.40 per share based on the most recent sale of common stock for cash:

●	Issued 5,500,000 shares of common stock to Clifton in connection with the Amended Lease (Note 7). The fair value of these shares was $2,200,000.

●	Issued 250,000 shares of common stock to H&H in connection with settlement of a consulting contract (Note 13). The fair value of these shares was $100,000.

●	In connection with the settlement of stock redeemable with gold proceeds issued in 2012, the Company allowed investors to retain 130,000 shares of common stock that had been issued in connection with a financing in 2012. The fair value of these shares was $52,000.

Preferred Stock

The Company's Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 8, 9, 10 and 13, the Company had the following related party transactions.

The Company has a month to month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $3,500 and $3,000 for the three months ended March 31, 2020 and 2019, respectively, under this lease.

The Company compensates directors for their contributions to the management of the Company, with one director receiving $6,000 per month and other directors receiving $5,000 per quarter. At March 31, 2020 and December 31, 2019, there was no accrual due to directors.

NOTE 16 – REVENUE RECOGNITION

Product sales for the quarters ended March 31, 2020 and 2019 are shown below. Production had not yet resumed at March 31, 2019. At March 31, 2020 and December 31, 2019, the Company did not have a gold sales receivable balance. All revenue for the quarters ended March 31, 2020 and March 31, 2019 was from sales to Asahi Refining USA, Inc.

	March 31,
	2020	2019
Gold	$1,594,913	$-
Silver	15,589	-
Total product sales	1,610,502	-
Less: Royalties	(69,962)	-
Upside participation payments	(173,989)	-
Outside processing charges	(54,471)	-
Sales of product	$1,312,080	$-

Royalties payable at March 31, 2020 and December 31, 2019 were $69,709 and nil, respectively. Upside participation payable at March 31, 2020 and December 31, 2019 was $48,172 and nil, respectively. Upside participation payable represents a payment whereby PDK receives a portion of the proceeds of gold sold by the Company to a third party, based on a percentage of proceeds over a set gold price. See Note 3.

NOTE 17 – STOCK OPTIONS

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

Outstanding options at March 31, 2020 were 2,400,000, have a remaining life of 2.9 years, and had no intrinsic value. No options were granted, expired, or were exercised during the quarters ended March 31, 2020 and 2019.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

At March 31, 2020 and December 31, 2019 accrued compensation of nil was due to officers of the Company.

Finder’s Agreement

On May 11, 2018, the Company entered into an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 7, 2019, the Company closed a Purchase Agreement (Note 3) to a buyer for the purchase of gold produced from the Company's mining property. This agreement was deemed to be subject to the finder’s fee and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company in accordance with the terms of the Purchase Agreement. On November 1, 2019, an additional payment of 3% of the Tranche 2 payment received by the Company resulted in a payment of $48,000 to Mount Royal and a third payment of $42,000 was issued after receipt of the Tranche 3 payment on December 27, 2019.

Future amounts to be received from investors could also be subject to this agreement. During the quarter ended March 31, 2020, the Company recognized no consulting expense relating to this agreement.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative and school trust land fees. Total paid for claims fees in 2019 was $14,794. Claims fees are due in August for the year beginning in September of that year.

NOTE 19 – SUBSEQUENT EVENTS

On April 30, 2020, a director for the Company, Mr. Holme passed away unexpectedly. No decision has been made at this time about a replacement to fill the vacancy on the Board of Director caused by Mr. Holme’s death.

COVID -19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere, causing disruptions to the Company’s business operations and management. These disruptions are most evident in our ability to retain and house employees while maintaining proper social distancing and with delays in obtaining materials and supplies. There has also been a reduction in the availability of equipment financing.

In April 2020, the Company received a loan of $463,497 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 16, 2020 issued by the Company, matures on April 9, 2025 and bears interest at a rate of 1% per annum, payable monthly commencing on August 15, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Prospectus. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;

●	disruptions in credit and financial markets;

●	global productive capacity;

●	changes in product costing; and

●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).

●	disruptions due to global pandemics;

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

During 2019 we secured funding of $13,600,000 (net) from PDK Utah Holdings LP under the terms of the Pre-Paid Forward Gold Purchase Agreement dated March 7, 2019. We also renegotiated our lease with Clifton Mining and released all but the current unpatented and patented mining claims. We also reacquired the existing royalties from Clifton and its affiliates and issued a royalty to PDK equal to 4% of the net smelter returns from our mine. An additional 20 claims, known as the JJS Property, were also acquired.

We suspended our mining operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in Spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we have recommenced mining operations.

Results of Operations for the Three Months Ended March 31, 2020 and 2019.

The operating loss of $1,062,950 for the three months ended March 31, 2020 as compared to the operating loss of $810,589 for the three months ended March 31, 2019 represent increased losses in the amount of $252,361. Increased losses are due to the commencement of ongoing operations in mid-2019 offset by the reduction in fees associated with finding a lender, including legal and accounting fees as well as consulting fees in association with the Purchase Agreement finalized on March 7, 2019. During the quarters ended March 31, 2020 and 2019, we had net loss of $1,090,190 and $1,833,887, respectively. This represents a decrease in net loss of $743,697 for the quarter ended March 31, 2020 over the quarter ended March 31, 2019.

Liquidity and Cash Flow

Net cash used by operating activities was $781,202 during the three-month period ended March 31, 2020, compared with cash used by operating activities of $3,452,829 during the three-month period ended March 31, 2019. This $2,671,627 decrease in the amount of cash used by operating activities is primarily attributable to the payment of accrued expenses and payables in the quarter ended March 31, 2019.

Net cash used by investing activities was $224,189 during the three-month period ended March 31, 2020 compared to $1,077,746 during the three-month period ended March 31, 2019. This decrease of $853,557 during the three-month period ended March 31, 2020 was due to the purchase of royalty interests as part of the Purchasing Agreement in the quarter ended March 31, 2019.

Net cash used by financing activities was $161,174 during the three-month period ended March 31, 2020, compared with $8,607,327 cash provided by financing activities during the three-month period ended March 31, 2019. The decrease of $8,768,501 in cash provided by financing activities in the quarter ended March 31, 2020 was due primarily to proceeds received in 2019 from the Prepaid Forward Gold Purchase Agreement.

As a result of the above, cash decreased by $1,166,565 during the three-month period ended March 31, 2020, leaving us with a cash balance of $949,867 as of March 31, 2020.

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

Revenue Recognition

Sales of all metals products are recorded as revenues when title and risk of loss transfer to the purchaser. Sales to the purchaser are recorded at gross sales price less charges for treatment, refining, smelting and other sales charges.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at March 31, 2020 and 2019.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $10,541,408 through March 31, 2020 which raises doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through Purchase Agreement, they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. However, with the funding received under the Purchase Agreement during first quarter of 2019, the Company believes it has the ability to meet its obligations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors represent material changes from risk factors as previously disclosed in the Company’s 2019 Form 10-K filed with the Commission on March 30, 2020:

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our operations, facilities, or suppliers could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our and others’ ability to travel. In particular, the staff of government permitting agencies cannot easily perform their required site visits and office closures at government sites for staff charged with approving our permits have affected our ability to proceed timely with permitting work. Staffing at the mine site has become more difficult and requires more of management’s time to ensure that proper social distancing is maintained among the employees while they are working.  Due to the remote location of the mine, special accommodations are required to obtain and retain employees who may not be able to find adequate housing due to the results of the virus.  Special arrangements are necessary to ensure that employees are able to commute to work without violating the distancing standards. In addition, effects of the virus have caused delays in shipping times for chemicals and supplies used at the mine.

 If such an infectious disease broke out at our office, facilities, or work sites, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the suppliers, ore processors, or others with which we contract are affected by an outbreak of infectious disease, service work may be delayed, and we may incur increased labor and materials costs. If our subcontractors with whom we work were affected by an outbreak of infectious disease, our labor supply may be affected, and we may incur increased labor costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential chemicals, equipment, supplies or services in adequate quantities and at acceptable prices. We could incur substantial delays in obtaining necessary permits to operate our business.

Further, infectious outbreak may cause disruption to the U.S. economy, or the local or foreign economies of the markets in which we operate, cause shortages of materials, increase costs associated with obtaining materials, affect job growth and consumer confidence, adversely affect the value of the gold or other minerals extracted at the mine, or cause economic changes that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our market or our facilities is difficult to predict and could adversely impact our business.

In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors and supply chain, others that we work with or the overall economic or governmental environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact likely would be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy. Therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

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

Desert Hawk Gold Corp.

/s/ Rick Havenstrite
Date: June 24, 2020	By:	Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: June 24, 2020	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)