Form 10-Q/A
period 2020-03-31
Desert Hawk Gold Corp.
filed 2020-07-06
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

On June 26, 2020, Desert Hawk Gold Corp. (the “Company”) filed its first quarter report on Form 10-Q after the May 15, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the "Order").

On May 11, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Prior to the filing of the Quarterly Report, the Company’s operations and business experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere, causing disruptions to the Company’s business operations, and management. Due to the closing of many of the hotels and restaurants in the town nearest the Company’s mine, it was difficult for management to visit the mine site for purposes of verifying balance sheet items required in the Quarterly Report and to perform other management functions as needed. The temporary closure of the Company’s corporate office because of the virus outbreak resulted in relocating temporarily the office facilities to a safer location, which facilities were less equipped for managing the accounting and financial statement preparation and thus delayed management’s ability to timely prepare the Quarterly Report.

Consistent with its statements made in the Current Report on Form 8-K, the Company was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. The Quarterly Report was filed on June 26, 2020, before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date. In compliance with Item II(d) of the Order, the Company is filing this Amendment No. 1 to its Report to disclose that it relied on the Order and the reasons why the Company could not file the report by the Original Due Date.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in the Quarterly Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results nor does it reflect events occurring after the filing of the Quarterly Report filed on June 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

	By:	/s/ Rick Havenstrite
Date: July 6, 2020		Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: July 6, 2020	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)