Form 10-Q
period 2020-06-30
Desert Hawk Gold Corp.
filed 2020-08-07
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

Yes  ☒  No  ☐

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of August 4, 2020: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP
BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$337,518	$2,116,432
Inventories (Note 5)	5,654,480	4,333,682
Prepaid expenses and other current assets	70,329	181,030
Total Current Assets	6,062,327	6,631,144

PROPERTY AND EQUIPMENT, net (Note 6)	5,716,963	5,287,515
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,741,526	3,729,637
RECLAMATION BONDS (Note 4)	759,726	759,351

TOTAL ASSETS	$16,280,542	$16,407,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$816,154	$436,881
Notes payable - equipment, current portion (Note 12)	1,151,198	1,302,239
Pre-Paid forward gold contract liability, current portion (Note 3)	1,756,440	189,351
Settlement of consulting contract payable (Note 14)	200,000	200,000
Total Current Liabilities	3,923,792	2,128,471

LONG-TERM LIABILITIES
Note payable - SBA (Note 11)	463,497	-
Note payable - equipment (Note 12)	307,383	-
Asset retirement obligation (Note 13)	998,688	826,637
Pre-Paid forward gold contract liability (Note 3)	11,843,560	13,410,649
	13,613,128	14,237,286
TOTAL LIABILITIES	17,536,920	16,365,757

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 15)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,631,603 and 26,631,603 shares issued and outstanding	26,633	26,633
Additional paid-in capital	9,466,475	9,466,475
Accumulated deficit	(10,749,486)	(9,451,218)
Total Stockholders’ Equity (Deficit)	(1,256,378)	41,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,280,542	$16,407,647

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
REVENUE
Sales of product	$1,393,967	$-	$2,706,047	$-

EXPENSES
General production and project costs	946,963	391,134	2,332,484	391,134
Depreciation and amortization	298,475	82,310	590,826	184,782
Other operating costs	122,959	52,352	299,650	197,621
Exploration expense	38,144	71,154	342,350	71,154
Legal and professional	15,146	59,600	89,382	152,121
Officers and directors fees	87,718	85,077	171,472	156,845
Consulting expense	-	117,617	-	437,617
General and administrative	69,446	82,988	129,682	109,597
(Gain) loss on disposition of equipment	2,127	-	162	51,950
	1,580,978	942,232	3,956,008	1,752,821

OPERATING LOSS	(187,011)	(942,232)	(1,249,961)	(1,752,821)

OTHER INCOME (EXPENSE)
Interest and other income	-	-	375	-
Interest expense - equipment financing	(20,214)	(7,359)	(47,829)	(7,359)
Interest expense - related parties	-	-	-	(31,412)
Interest expense - other	(853)	-	(853)	(129)
Loss on settlement of consulting contract (Note 14)	-	-	-	(900,000)
Loss on settlement of redeemable stock	-	-	-	(63,094)
Financing expense	-	-	-	(28,663)
	(21,067)	(7,359)	(48,307)	(1,030,657)

LOSS BEFORE INCOME TAXES	(208,078)	(949,591)	(1,298,268)	(2,783,478)
INCOME TAXES	-	-	-	-
NET LOSS	$(208,078)	$(949,591)	$(1,298,268)	$(2,783,478)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.04)	$(0.05)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	26,631,603	26,631,603	26,631,603	24,534,918

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,298,268)	$(2,783,478)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	590,826	184,782
Accretion of asset retirement obligation	46,688	37,346
Gain on settlement of asset retirement obligation	-	(20,451)
Loss on disposal of equipment, net	162	51,950
Common stock issued for consulting contract settlement	-	100,000
Common stock issued for settlement of redeemable stock	-	52,000
Changes in operating assets and liabilities:
Inventories	(1,320,797)	(147,321)
Prepaid expenses and other current assets	110,701	(57,521)
Accounts payable and accrued expenses	379,273	(609,555)
Accrued liabilities - officer wages	-	(922,039)
Interest payable - related parties	-	(463,993)
Settlement of consulting contract payable	-	200,000
Net cash used by operating activities	(1,491,415)	(4,378,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(459,312)	(638,948)
Additions to mineral properties and interests	-	(900,000)
Increase in reclamation bonds	(375)	(13,945)
Net cash used by investing activities	(459,687)	(1,552,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - SBA	463,497	-
Proceeds from note payable - related parties	-	91,680
Proceeds from forward gold contract liability, net	-	10,600,000
Payment of obligation under capital lease - related party	-	(69,562)
Payment of notes payable - equipment	(291,309)	(423,138)
Payment of short term note payable - related parties	-	(340,680)
Payment of convertible debt - related parties	-	(1,350,000)
Net cash provided by financing activities	172,188	8,508,300

NET INCREASE (DECREASE) IN CASH	(1,778,914)	2,577,127
CASH, BEGINNING OF PERIOD	2,116,432	8,716

CASH, END OF PERIOD	$337,518	$2,585,843

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral properties and interests	-	$2,200,000
Equipment acquired with notes payable	$447,650	$526,772

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the three-month periods ended June 30, 2020 and June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2019	26,631,603	$26,633	$9,466,475	$(7,508,812)	$1,984,296

Net loss	-	-	-	(949,591)	(949,591)

Balance, June 30, 2019	26,631,603	$26,633	$9,466,475	$(8,458,403)	$1,034,705

Balance, March 31, 2020	26,631,603	$26,633	$9,466,475	$(10,541,408)	$(1,048,300)

Net loss	-	-	-	(208,078)	(208,078)

Balance, June 30, 2020	26,631,603	$26,633	$9,466,475	$(10,749,486)	$(1,256,378)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
For the six-month periods ended June 30, 2020 and June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	20,881,603	$20,753	$7,120,355	$(5,674,925)	$1,466,183

Common stock issued in connection with acquiring mineral proprerties and interests (Note 7)	5,500,000	5,500	2,194,500	-	2,200,000

Common stock issued in connection with settlement of consulting contract (Note 14)	250,000	250	99,750	-	100,000

Common stock released in settlement of redeemable stock	-	130	51,870	-	52,000

Net loss	-	-	-	(2,783,478)	(2,783,478)

Balance, June 30, 2019	26,631,603	$26,633	$9,466,475	$(8,458,403)	$1,034,705

Balance, December 31, 2019	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890

Net loss				(1,298,268)	(1,298,268)

Balance, June 30, 2020	26,631,603	$26,633	$9,466,475	$(10,749,486)	$(1,256,378)

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”), a Nevada Corporation, was incorporated on November 5, 1957. The Company commenced its current mining activities on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company (“Clifton”), the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, (a Platinum Partners related entity), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete on September 30, 2014. Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate. Production commenced and revenues of approximately $12,400,000 from sales of gold and other metals concentrate have been received through June 30, 2020.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2020 and 2019. The operating and financial results for the Company for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of June 30, 2020, the Company had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with only limited refinements.

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

For the six months ended June 30, 2020 and 2019, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $10,749,486 through June 30, 2020 and net loss of $1,298,268 for the six month period ended June 30, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a forward sales agreement (Note 3) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The Company’s management believes that it has sufficient funds to meet its obligations and continue production over the next twelve months, however there are no assurances that will occur.

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

The prepayment has been accounted for as deferred revenue and is presented as a prepaid forward gold contract liability on the balance sheet at June 30, 2020 and December 31, 2019 with a total balance of $13,600,000 which is the $14,200,000 received from PDK in Tranches 1-3, less the $600,000 upfront fee paid by the Company in 2019.

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

NOTE 4 – RECLAMATION BONDS

At June 30, 2020 and December 31, 2019, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In March 2019, as part of the Amended Lease (Note 7), the Company returned the Cactus Mill property and the reclamation bond of $42,802 on that property to Clifton Mining Company.

Total reclamation bonds posted at June 30, 2020 and December 31, 2019 are $759,726 and $759,351, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at June 30, 2020 and December 31, 2019 consists of the following:

	June 30, 2020	December 31, 2019
Ore on leach pad	$5,143,858	$3,903,297
Carbon column in process	298,972	235,762
Finished goods	211,650	194,623
Total	$5,654,480	$4,333,682

Inventories at June 30, 2020 were valued at cost. Inventories at December 31, 2019 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories at both period-end dates.

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Equipment	$6,167,434	$5,336,011
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	315,905	256,815
Land improvements	44,840	44,840
	6,585,747	5,695,234
Less accumulated depreciation	(2,661,569)	(2,254,961)
	3,924,178	3,440,273

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(704,651)	(650,194)
	1,792,785	1,847,242

Total	$5,716,963	$5,287,515

For the Kiewit property facilities amortization expense of $26,194 and $54,457, which is based on units of production, was recognized for the three and six months ended June 30, 2020. Amortization in the amount of $(39,541) and nil was recognized for the three and six months ended June 30, 2019.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019

Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(577,833)	(475,401)
	3,372,167	3,474,599
Asset retirement obligation
Kiewit Site	529,289	452,193
Kiewit Exploration	28,377	11,126
JJS property	31,016	-
Total	588,682	463,319
Less accumulated amortization	(219,323)	(208,281)
	369,359	255,038

Total	$3,741,526	$3,729,637

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

During the quarter ended March 31, 2020, the Company revised its estimate of gold ounces to be produced from its mineral properties and interests. The updated estimate considered actual gold ounce recoveries since production began and indicated and inferred resources as the Company has no proven and probable reserves. The new estimate resulted in increased gold ounces at January 1, 2020 from 39,480 gold ounces to 98,066 gold ounces. Amortization of the mineral properties and interests based on total units of production was $49,180 and $102,432 for the three and six-month periods ended June 30, 2020. Amortization for these periods was based on the updated estimate. Amortization for the three and six-month periods ended June 30, 2019 was $(39,541) and nil.

NOTE 8 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

During 2018 and the first quarter of 2019, the Company entered into several short-term notes payable with the convertible debt holders (Note 9) and with the Company’s president. Total borrowed was $91,680 during the first quarter 2019 and $249,000 during the year ended December 31, 2018. The notes bore interest at 10%, had a 2% loan initiation fee, and were due in full on March 31, 2019. These short-term notes were repaid in full, including 10% interest and a 2% loan initiation fee, in March 2019 as part of the terms of the Purchase Agreement. Interest expense recognized on these loans was nil and $5,820 for the three months ended June 30, 2020 and June 30, 2019, respectively.

NOTE 9 – CONVERTIBLE DEBT – RELATED PARTIES

At December 31, 2018, the Company had outstanding convertible promissory notes to two of its minority shareholders, for a total of $1,350,000 plus accrued interest of $456,750. All of these notes were paid in full, including accrued interest, on March 7, 2019 with funds received under the Purchase Agreement.

Interest expense recognized on these loans was $24,412 for the six months ended June 30, 2019.

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

NOTE 11 – NOTE PAYABLE - SBA

In April 2020, the Company received a loan of $463,497 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 16, 2020 issued by the Company, matures on April 9, 2025 and bears interest at a rate of 1% per annum, payable monthly commencing on August 15, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

NOTE 12 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	June 30, 2020	December 31, 2019
Note payable to Wheeler Machinery, collateralized by a used 374D L Excavator, due in 12 monthly installments of $19,575, beginning June 2020, including interest at 8%, with a balloon payment due in June 2021 of $150,164.	$359,000	$-
Note payable to ICM Solutions, LLC, collateralized by 3 grasshopper leg systems, due in 12 monthly installments of $4,365, beginning April 2020, including interest at 9%, with a balloon payment of $41,696 due in April 2021.	80,596	-
Note payable to Epiroc, collateralized by a used Epiroc drill, due in 6 monthly installments of $22,235, beginning October 2019, the balloon amount of $488,317 was refinanced in April 2020, with a new loan in that amount, due in 36 monthly payments of $14,679 including interest at 5.2%.	463,231	563,368
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck, originally due in 11 monthly installments of $14,475, beginning May 2019, including interest at 9%, with a balloon payment due in April 2020 of $168,873. This agreement has been extended, with original terms, for an indefinite term.	141,081	206,682
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in 11 monthly payments of $19,125, beginning August 2019, including interest at 10%, with a balloon payment due in July 2020 of $350,281. This agreement has been extended, with original terms, for an indefinite term.	363,483	441,989
Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, with a balloon payment due in March 2020 of $71,372. This was refinanced by Komatsu in May 2020 with 1 payment of $28,823 and 12 monthly payments of $1,903 including interest at 4.6%.	51,190	90,200
	1,458,581	1,302,239
Current portion	(1,151,198)	(1,302,239)
Long term portion	$307,383	$-
Principal payments due are as follows for the twelve months ended:
June 30, 2021	$1,151,198
June 30, 2022	164,037
June 30, 2023	143,346
	$1,458,581

NOTE 13 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the six-month periods ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Asset retirement obligation, beginning of period	$826,637	$792,747
Reduction in liability due to transfer of Cactus Mill property	-	(40,802)
Obligation incurred:
Kiewit properties	94,347	-
JJS property	31,016	-
Accretion expense	46,688	37,346
Asset retirement obligation, end of period	$998,688	$789,291

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

The Company recognized a loss on settlement of consulting contract of $900,000 during the quarter ended March 31, 2019. The balance of $200,000 is due in July 2020 under the terms of the settlement agreement and has not yet been paid.

NOTE 15 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2020 Activity

During the six-month period ended June 30, 2020, the Company had the following transaction relating to common stock:

●	The Company commenced a private placement offering of our common stock on June 22, 2020. The offer includes 10,000,000 shares of common stock at a price of $1.00 per share to accredited investors only and expires on September 30, 2020. In July 2020 to date, $200,000 was raised through this offering.

2019 Activity

During the six-month period ended June 30, 2019, the Company had the following transactions relating to common stock. All shares issued were valued at $0.40 per share based on the most recent sale of common stock for cash:

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

NOTE 16 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Note 14, the Company had the following related party transactions.

The Company has a month to month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $3,500 and $8,000 for the three and six-month periods ended June 30, 2020. The Company also recognized rent expense of $3,000 and $6,000 for the three and six-month periods ended June 30, 2019, under this lease.

The Company compensates directors for their contributions to the management of the Company, with one director receiving $6,000 per month and other directors receiving $5,000 per quarter. At June 30, 2020 and December 31, 2019, there was no accrued compensation due to directors.

NOTE 17 – REVENUE RECOGNITION

Product sales for the three and six-month periods ended June 30, 2020 are shown below. There were no product sales for the three and six-month periods ended June 30, 2019. At June 30, 2020 and December 31, 2019, the Company did not have a gold sales receivable balance. All revenue for the three and six-month periods ended June 30, 2020 and 2019 was from sales to Asahi Refining USA, Inc.

	Three months ended June 30, 2020	Six months ended June 30, 2020
Gold	$1,733,906	$3,328,820
Silver	16,296	31,885
Total product sales	1,750,202	3,360,705
Less: Royalties	(47,045)	(117,008)
Upside participation payments	(236,932)	(410,921)
Outside processing charges	(72,258)	(126,729)
	(356,235)	(654,658)
Sales of product	$1,393,967	$2,706,047

Royalties payable at June 30, 2020 and December 31, 2019 were $70,008 and $36,074, respectively. Upside participation payable at June 30, 2020 and December 31, 2019 was $95,824 and nil, respectively. Upside participation payable represents a payment whereby PDK receives a portion of the proceeds of gold sold by the Company to a third party based on a percentage of proceeds over a fixed gold price. See Note 3.

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

Outstanding options at June 30, 2020 were 2,400,000, have a remaining life of 2.7 years, and had no intrinsic value. No options were granted, expired, or were exercised during the three and six-month periods ended June 30, 2020.

NOTE 19– COMMITMENTS AND CONTINGENCIES

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

At June 30, 2020 and December 31, 2019 there was no accrued compensation due to officers of the Company.

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

Future amounts to be received from investors could also be subject to this agreement. During the three and six-month periods ended June 30, 2020, the Company recognized no consulting expense relating to this agreement. Shares sold in July 2020 pursuant to the private placement offering were not subject to this agreement.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative and school trust land fees. Total paid for claims fees in 2019 was $14,794. Claims fees are due in August for the year beginning in September of that year.

NOTE 20 – SUBSEQUENT EVENTS

COVID -19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere, causing disruptions to the Company’s business operations and management. These disruptions are most evident in our ability to retain and house employees while maintaining proper social distancing and with delays in obtaining materials and supplies. There has also been a reduction in the availability of equipment financing. These disruptions continue to hamper operations.

The Company commenced a private placement offering of our common stock on June 22, 2020. The offer includes 10,000,000 shares of common stock at a price of $1.00 per share to accredited investors only and expires on September 30, 2020. In July 2020 to date, $200,000 was raised through this offering.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Prospectus. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;

●	disruptions in credit and financial markets;

●	global productive capacity;

●	changes in product costing; and

●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities); and

●	disruptions due to global pandemics or civil unrest.

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

We were originally incorporated in the State of Idaho on November 5, 1957. For several years we bought and sold mining leases and claims, but in 1995 we ceased all principal business operations. In 2008, we changed our corporate domicile from the State of Idaho to the State of Nevada. In May 2009, we raised funds to recommence mining activities. In July 2009, we entered into agreements to commence exploration activities on mining claims in the Gold Hill Mining District located in Tooele County, Utah. We hold leasehold interests within the Gold Hill Mining District consisting of 66 unpatented mining claims and 30 patented claims. From these claims we have centered our exploration activities on the Kiewit site.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019.

The operating loss of $187,011 for the three months ended June 30, 2020 as compared to the operating loss of $942,232 for the three months ended June 30, 2019 represents decreased losses in the amount of $755,221. Decreased losses are due to the commencement of ongoing operations in mid-2019 resulting in metals sales in the three months ended June 30, 2020. During the quarters ended June 30, 2020 and 2019, we had net losses of $208,078 and $949,591, respectively. This represents a decrease in net loss of $741,513 for the quarter ended June 30, 2020 over the quarter ended June 30, 2019.

Results of Operations for the Six Months Ended June 30, 2020 and 2019.

The operating loss of $1,248,961 for the six months ended June 30, 2020 as compared to the operating loss of $1,752,821 for the six months ended June 30, 2019 represent decreased losses in the amount of $503,860. Decreased losses are due to the commencement of ongoing operations and metal sales in 2020 offset by the reduction in fees associated with finding a lender, including legal and accounting fees as well as consulting fees in association with the Purchase Agreement finalized on March 7, 2019. During the six months ended June 30, 2020 and 2019, we had net losses of $1,298,268 and $2,783,478, respectively. This represents a decrease in net loss of $1,485,210 for the six months ended June 30, 2020 over the six months ended June 30, 2019.

Liquidity and Cash Flow

Net cash used by operating activities was $1,491,415 during the six-month period ended June 30, 2020, compared with cash used by operating activities of $4,378,280 during the six-month period ended June 30, 2019. This $2,886,865 decrease in the amount of cash used by operating activities is primarily attributable to the payment of accrued expenses and accounts payables in 2019 and to the decrease in operating loss during the six months ended June 30, 2020, which was based on the resumption of metals sales.

Net cash used by investing activities was $459,687 during the six-month period ended June 30, 2020 compared to $1,552,893 during the six-month period ended June 30, 2019. This decrease of $1,093,206 during the six-month period ended June 30, 2020 was due to the purchase of royalty interests as part of the Purchasing Agreement in the six-month period ended June 30, 2019.

Net cash provided by financing activities was $172,188 during the six-month period ended June 30, 2020, compared with $8,508,300 cash provided by financing activities during the six-month period ended June 30, 2019. The decrease of $8,336,112 in cash provided by financing activities in the six-month period ended June 30, 2020 was due primarily to proceeds received in 2019 from the Pre-Paid Forward Gold Purchase Agreement.

As a result of the above, cash decreased by $1,778,914 during the six-month period ended June 30, 2020, leaving us with a cash balance of $337,518 as of June 30, 2020.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at June 30, 2020 and 2019.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $10,749,486 through June 30, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through Purchase Agreement, they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. However, with the funding received under the Purchase Agreement during first quarter of 2019, and ongoing metals sales, the Company believes it has the ability to meet its obligations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Desert Hawk Gold Corp.

/s/ Rick Havenstrite
Date: August 7, 2020	By:	Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)