Form 10-Q
period 2020-09-30
Desert Hawk Gold Corp.
filed 2020-11-16
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of November 12, 2020: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$87,181	$2,116,432
Inventories (Note 5)	5,710,282	4,333,682
Prepaid expenses and other current assets	36,804	181,030
Total Current Assets	5,834,267	6,631,144

INVENTORY, non-current portion (Note 5)	697,302	-
PROPERTY AND EQUIPMENT, net (Note 6)	5,542,207	5,287,515
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,681,092	3,729,637
RECLAMATION BONDS (Note 4)	759,726	759,351

TOTAL ASSETS	$16,514,594	$16,407,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,470,034	$436,881
Accrued officer salary and director fees	21,005	-
Notes payable - equipment, current portion (Note 12)	982,917	1,302,239
Pre-Paid forward gold contract liability, current portion (Note 3)	2,546,549	189,351
Settlement of consulting contract payable (Note 14)	200,000	200,000
Total Current Liabilities	5,220,505	2,128,471

LONG-TERM LIABILITIES
Note payable - SBA (Note 11)	463,497	-
Notes payable - equipment (Note 12)	267,168	-
Asset retirement obligation (Note 13)	1,021,601	826,637
Pre-Paid forward gold contract liability (Note 3)	11,053,451	13,410,649
	12,805,717	14,237,286
TOTAL LIABILITIES	18,026,222	16,365,757

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 15)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,831,603 and 26,631,603 shares issued and outstanding	26,833	26,633
Additional paid-in capital	9,666,275	9,466,475
Accumulated deficit	(11,204,736)	(9,451,218)
Total Stockholders’ Equity (Deficit)	(1,511,628)	41,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,514,594	$16,407,647

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
REVENUE
Sales of product	$1,499,729	$98,388	$4,205,776	$98,388

EXPENSES
General production and project costs	1,154,944	(162,877)	3,487,428	228,257
Depreciation and amortization	321,075	421,072	911,901	605,854
Other operating costs	181,374	-	481,024	197,621
Exploration expense	-	3,140	342,350	74,294
Legal and professional	14,204	18,199	103,586	170,320
Officers and directors fees	87,615	84,096	259,087	240,941
Consulting expense	65,055	-	65,055	437,617
General and administrative	104,112	66,358	233,794	175,955
(Gain) loss on disposition of equipment	-	-	162	51,950
	1,928,379	429,988	5,884,387	2,182,809

OPERATING LOSS	(428,650)	(331,600)	(1,678,611)	(2,084,421)

OTHER INCOME (EXPENSE)
Interest and other income	5,442	1,827	5,817	1,827
Interest expense - equipment financing	(28,685)	(20,575)	(76,514)	(28,063)
Interest expense - related parties	-	-	-	(31,412)
Interest expense - other	(3,357)	-	(4,210)	-
Loss on settlement of consulting contract (Note 14)	-	-	-	(900,000)
Loss on settlement of redeemable stock	-	-	-	(63,094)
Financing expense	-	-	-	(28,663)
	(26,600)	(18,748)	(74,907)	(1,049,405)

LOSS BEFORE INCOME TAXES	(455,250)	(350,348)	(1,753,518)	(3,133,826)
INCOME TAXES	-	-	-	-
NET LOSS	$(455,250)	$(350,348)	$(1,753,518)	$(3,133,826)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.07)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	26,798,994	26,631,603	26,687,807	25,241,493

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,753,518)	$(3,133,826)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	911,901	605,854
Accretion of asset retirement obligation	69,601	56,019
Gain on settlement of asset retirement obligation	-	(20,451)
Loss on disposal of equipment, net	162	51,950
Common stock issued for consulting contract settlement	-	100,000
Common stock issued for settlement of redeemable stock	-	52,000
Changes in operating assets and liabilities:
Inventories	(2,073,902)	(1,658,396)
Prepaid expenses and other current assets	144,226	(58,910)
Accounts payable and accrued expenses	1,033,153	(442,429)
Accrued liabilities - officer salary and director fees	21,005	(922,039)
Interest payable - related parties	-	(463,993)
Settlement of consulting contract payable	-	200,000
Net cash used by operating activities	(1,647,372)	(5,634,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(545,197)	(844,904)
Additions to mineral properties and interests	-	(900,000)
Increase in reclamation bonds	(375)	(13,945)
Net cash used by investing activities	(545,572)	(1,758,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - SBA	463,497	-
Proceeds from note payable - related parties	-	91,680
Proceeds from forward gold contract liability, net	-	10,600,000
Proceeds from issuance of common stock	200,000	-
Payment of obligation under capital lease - related party	-	(69,562)
Payment of notes payable - equipment	(499,804)	(616,108)
Payment of short term note payable - related parties	-	(340,680)
Payment of convertible debt - related parties	-	(1,350,000)
Net cash provided by financing activities	163,693	8,315,330

NET INCREASE (DECREASE) IN CASH	(2,029,251)	922,260
CASH, BEGINNING OF PERIOD	2,116,432	8,716

CASH, END OF PERIOD	$87,181	$930,976

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral properties and interests	-	$2,200,000
Equipment acquired with notes payable	$447,650	$1,189,810

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three-month periods ended September 30, 2020 and September 30, 2019

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2019	26,631,603	$26,633	$9,466,475	$(8,458,403)	$1,034,705

Net loss	-	-	-	(350,348)	(350,348)

Balance, September 30, 2019	26,631,603	$26,633	$9,466,475	$(8,808,751)	$684,357

Balance, June 30, 2020	26,631,603	$26,633	$9,466,475	$(10,749,486)	$(1,256,378)

Common stock issued for cash at $1.00 per share	200,000	200	199,800	-	200,000

Net loss	-	-	-	(455,250)	(455,250)

Balance, September 30, 2020	26,831,603	$26,833	$9,666,275	$(11,204,736)	$(1,511,628)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

For the nine-month periods ended September 30, 2020 and September 30, 2019

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	20,881,603	$20,753	$7,120,355	$(5,674,925)	$1,466,183

Common stock issued in connection with acquiring mineral proprerties and interests (Note 7)	5,500,000	5,500	2,194,500	-	2,200,000

Common stock issued in connection with settlement of consulting contract (Note 14)	250,000	250	99,750	-	100,000

Common stock released in settlement of redeemable stock	-	130	51,870	-	52,000

Net income (loss)	-	-	-	(3,133,826)	(3,133,826)

Balance, September 30, 2019	26,631,603	$26,633	$9,466,475	$(8,808,751)	$684,357

Balance, December 31, 2019	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890

Common stock issued for cash at $1.00 per share	200,000	200	199,800	-	200,000

Net loss				(1,753,518)	(1,753,518)

Balance, September 30, 2020	26,831,603	$26,833	$9,666,275	$(11,204,736)	$(1,511,628)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2020 and 2019. The operating and financial results for the Company for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited interim financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of September 30, 2020, the Company had a limited operating history and actual results only over a short period of time. Due to this, estimates of recoverable gold are based primarily on initial tests with only limited refinements.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover. See Note 5.

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

Sales and accounts receivable for concentrate shipments are recorded net of royalties and charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. See Note 17.

Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

For the three and nine months ended September 30, 2020 and 2019, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $11,204,736 through September 30, 2020 and net loss of $1,753,518 for the nine month period ended September 30, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production has restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a forward sales agreement (Note 3) they continue to seek new capital from equity securities issuances or other business arrangements to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The Company’s management believes that it has sufficient funds to meet its obligations and continue production over the next twelve months, however there are no assurances that will occur. The Company is currently engaged in discussions with another mining company regarding processing a limited amount of their ore at the Company’s Gold Hill site as a means of increasing revenue. A “pilot test” of their ore is in process.

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

The Purchase Agreement contains a royalty provision whereby royalties of 4% are due on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Royalties are payable within 30 days following the end of each fiscal quarter. Royalties payable at September 30, 2020 and December 30, 2019 were $149,988 and $36,074. The September 30, 2020 balance includes royalties payable for the second and third quarters of 2020. Payment of these royalties have been delayed with verbal permission by PDK.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The amount of proceeds due to PDK is based upon a percentage of proceeds over a set gold price per ounce. Payment of this participation amount has been delayed with verbal permission of PDK. In addition, PDK may reduce the required number of ounces to be sold in exchange for common shares of the Company. As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

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

The prepayment has been accounted for as deferred revenue and is presented as a prepaid forward gold contract liability on the balance sheet at September 30, 2020 and December 31, 2019 with a total balance of $13,600,000 which is the $14,200,000 received from PDK in Tranches 1-3, less the $600,000 upfront fee paid by the Company in 2019.

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

NOTE 4 – RECLAMATION BONDS

At September 30, 2020 and December 31, 2019, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In March 2019, as part of the Amended Lease (Note 7), the Company returned the Cactus Mill property and the reclamation bond of $42,802 on that property to Clifton Mining Company.

Total reclamation bonds posted at September 30, 2020 and December 31, 2019 are $759,726 and $759,351, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at September 30, 2020 and December 31, 2019 consists of the following:

	September 30, 2020	December 31, 2019
Ore on leach pad	$5,849,230	$3,903,297
Carbon column in process	165,092	235,762
Finished goods	393,262	194,623
Total	$6,407,584	$4,333,682

Inventories at September 30, 2020 were valued at cost. Inventories at December 31, 2019 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories on December 31, 2019. A portion of the September 30, 2020 inventory has been classified as non-current. This classification was made based on the amount of gold expected to be sold over the next twelve months.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Equipment	$6,253,319	$5,336,011
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	315,905	256,815
Land improvements	44,840	44,840
	6,671,632	5,695,234
Less accumulated depreciation	(2,893,393)	(2,254,961)
	3,778,239	3,440,273

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(733,468)	(650,194)
	1,763,968	1,847,242

Total	$5,542,207	$5,287,515

For the Kiewit property facilities amortization expense of $28,817 and $83,274, which is based on units of production, was recognized for the three and nine months ended September 30, 2020. Amortization in the amount of $83,965 and $44,423 was recognized for the three and nine months ended September 30, 2019.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019

Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(632,149)	(475,401)
	3,317,851	3,474,599
Asset retirement obligation
Kiewit Site	529,289	452,193
Kiewit Exploration	28,377	11,126
JJS property	31,016	-
Total	588,682	463,319
Less accumulated amortization	(225,441)	(208,281)
	363,241	255,038

Total	$3,681,092	$3,729,637

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

During the quarter ended March 31, 2020, the Company revised its estimate of gold ounces to be produced from its mineral properties and interests. The updated estimate of total gold ounces to be produced from the property considered actual gold ounce recoveries since production began and estimated ounces contained in mineral resources. The new estimate resulted in increased gold ounces at January 1, 2020 from 39,480 gold ounces to 98,066 gold ounces. Amortization of the mineral properties and interests based on total units of production was $54,316 and $156,748 for the three and nine-month periods ended September 30, 2020. Amortization for these periods was based on the updated estimate. Amortization for the three and nine-month periods ended September 30, 2019 was $170,959 and $184,837.

NOTE 8 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

During 2018 and the first quarter of 2019, the Company entered into several short-term notes payable with the convertible debt holders (Note 9) and with the Company’s president. Total borrowed was $91,680 during the first quarter 2019 and $249,000 during the year ended December 31, 2018. The notes bore interest at 10%, had a 2% loan initiation fee, and were due in full on March 31, 2019. These short-term notes were repaid in full, including 10% interest and a 2% loan initiation fee, in March 2019 as part of the terms of the Purchase Agreement. There was no interest expense recognized on these loans for the three months ended September 30, 2020 and September 30, 2019, respectively. Interest expense recognized on these loans was $5,820 for the nine months ended September 30, 2019.

NOTE 9 – CONVERTIBLE DEBT – RELATED PARTIES

At December 31, 2018, the Company had outstanding convertible promissory notes to two of its minority shareholders, for a total of $1,350,000 plus accrued interest of $456,750. All of these notes were paid in full, including accrued interest, on March 7, 2019 with funds received under the Purchase Agreement.

Interest expense recognized on these loans was $24,412 for the nine months ended September 30, 2019.

NOTE 10 – OBLIGATION UNDER CAPITAL LEASE — RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment valued at $185,618, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. Lease payments were paid in full, including accrued interest and late fees, in March 2019 with funds received under the Purchase Agreement. The equipment is being amortized over the estimated useful life of the equipment. Accumulated amortization at December 31, 2018 was $66,292. The Company now owns the equipment which is included in property and equipment on the balance sheet. Interest expense recognized on this obligation under capital lease was $1,968 for the three and nine months ended September 2019, with no interest recognized in 2020.

NOTE 11 – NOTE PAYABLE - SBA

In April 2020, the Company received a loan of $463,497 pursuant to the SBA’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 16, 2020 issued by the Company, matures on April 9, 2025 and bears interest at a rate of 1% per annum, payable monthly commencing on August 15, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of September 30, 2020, the Company has used funds from the loan to pay qualifying expenses. The Company intends to apply for forgiveness of the loan at which time grant income of $463,497 will be recognized.

NOTE 12 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	September 30, 2020	December 31, 2019
Note payable to Wheeler Machinery, collateralized by a used 374D L Excavator, due in 12 monthly installments of $19,575, beginning June 2020, including interest at 8%, with a balloon payment due in June 2021 of $150,164. At September 30, 2020, the Company was 1 payment delinquent in its obligation.	$310,144	$-

Note payable to ICM Solutions, LLC, collateralized by 3 grasshopper leg systems, due in 12 monthly installments of $4,365, beginning April 2020, including interest at 9%, with a balloon payment of $41,696 due in April 2021. At September 30, 2020, the Company was 1 payment delinquent in its obligation on this note payable.	69,230	-

Note payable to Epiroc, collateralized by a used Epiroc drill, due in 6 monthly installments of $22,235, beginning October 2019, the balloon amount of $488,317 was refinanced in April 2020, with a new loan in that amount, due in 36 monthly payments of $14,679 including interest at 5.2%. Payments on this note payable are current.	424,950	563,368

Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck, originally due in 11 monthly installments of $14,475, beginning May 2019, including interest at 9%, with a balloon payment due in April 2020 of $168,873. This agreement has been extended, with original terms while the Company seeks alternative financing. At September 30, 2020, the Company was 2 payments delinquent in its obligation on this note payable. The entire principal balance is classified as a current year obligation.	114,146	206,682

Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in 11 monthly payments of $19,125, beginning August 2019, including interest at 10%, with a balloon payment due in July 2020 of $350,281. This agreement has been extended, with original terms, while the Company seeks alternative financing. At September 30, 2020, the Company was 1 payment delinquent in its obligation on this note payable. The entire principal balance is classified as a current year obligation.	314,791	441,989

Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, with a balloon payment due in March 2020 of $71,372. This was refinanced by Komatsu in May 2020 with 1 payment of $28,823 and 12 monthly payments of $1,903 including interest at 4.6%. Payments on this note payable are current.	16,824	90,200
	1,250,085	1,302,239

Current portion	(982,917)	(1,302,239)
Long term portion	$267,168	$-

Principal payments due are as follows for the twelve months ended:
September 30, 2021	$982,917
September 30, 2022	166,178
September 30, 2023	100,990
	$1,250,085

NOTE 13 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the nine-month periods ended September 30, 2020 and 2019 are as follows:

	September 30, 2020	September 30, 2019
Asset retirement obligation, beginning of period	$826,637	$792,747
Reduction in liability due to transfer of Cactus Mill property	-	(40,802)
Obligation incurred:
Kiewit properties	94,347	-
JJS property	31,016	-
Accretion expense	69,601	56,019
Asset retirement obligation, end of period	$1,021,601	$807,964

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

The Company recognized a loss on settlement of consulting contract of $900,000 during the quarter ended March 31, 2019. The balance of $200,000 was due in July 2020 under the terms of the settlement agreement and has not yet been paid.

NOTE 15 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2020 Activity

During the nine-month period ended September 30, 2020, the Company had the following transaction relating to common stock:

●	The Company commenced a private placement offering of our common stock on June 22, 2020. The offer includes 10,000,000 shares of common stock at a price of $1.00 per share to accredited investors only and expired on September 30, 2020. The offering did not include warrants. A total of $200,000 was raised through this offering.

2019 Activity

During the nine-month period ended September 30, 2019, the Company had the following transactions relating to common stock. All shares issued were valued at $0.40 per share based on the most recent sale of common stock for cash:

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

NOTE 16 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Note 14 and 15, the Company had the following related party transactions.

The Company has a month to month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $12,500 for the three and nine-month periods ended September 30, 2020. The Company also recognized rent expense of $3,000 and $9,000 for the three and nine-month periods ended September 30, 2019 under this lease.

As of September 30, 2020 December 31, 2019, accrued compensation of $10,005 and nil was due to officers. This entire balance was due to Rick Havenstrite, who serves as our President and as a director.

The Company compensates directors for their contributions to the management of the Company, with the Chairman of the Board receiving $6,000 per month and other directors receiving $5,000 per quarter. At September 30, 2020 and December 31, 2019, accrued compensation due to directors was $11,000 and nil.

NOTE 17 – REVENUE RECOGNITION

Product sales for the three and nine-month periods ended September 30, 2020 and September 30, 2019 are shown below. At September 30, 2020 and December 31, 2019, the Company did not have a gold sales receivable balance. All revenue for the three and nine-month periods ended September 30, 2020 and 2019 was from sales to Asahi Refining USA, Inc.

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
Gold	$1,979,156	$119,200	$5,307,976	$119,200
Silver	20,420	970	52,305	970
	1,999,576	120,170	5,360,281	120,170
Less: Royalties	(84,189)	(4,807)	(201,197)	(4,807)
Upside participation payments	(332,035)	(10,276)	(742,957)	(10,276)
Outside processing charges	(83,623)	(6,699)	(210,351)	(6,699)
	(499,847)	(21,782)	(1,154,505)	(21,782)

Total sales of product	$1,499,729	$98,388	$4,205,776	$98,388

Royalties payable at September 30, 2020 and December 31, 2019 were $149,988 and $36,074, respectively. Upside participation payable at September 30, 2020 and December 31, 2019 was $332,039 and nil, respectively. Upside participation payable represents a payment whereby PDK receives a portion of the proceeds of gold sold by the Company to a third party based on a percentage of proceeds over a fixed gold price. See Note 3.

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

Outstanding options at September 30, 2020 were 2,400,000, have a remaining life of 2.4 years, and had no intrinsic value. No options were granted, expired, or were exercised during 2020 or 2019.

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

At September 30, 2020 and December 31, 2019 accrued compensation due to officers of the Company was $10,005 and nil, respectively. The entire balance of $10,005 was due to Rick Havenstrite.

Director’s Fees

The Company compensates its directors for their service to the Company. At September 30, 2020 and December 31, 2019 accrued compensation due to directors was $11,000 and nil.

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

Future amounts to be received from investors could also be subject to this agreement. During the three and nine-month periods ended September 30, 2020, the Company recognized no consulting expense relating to this agreement. Shares sold in July 2020 pursuant to the private placement offering were not subject to this agreement.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative and school trust land fees. Total paid for claims fees in the three and nine-month periods ended September 30, 2020 and 2019 were $14,794 each period. Claims fees are due in August for the year beginning in September of that year.

NOTE 20 – SUBSEQUENT EVENTS

Consignment Ore

At September 30, 2020, the Company was engaged in talks with another mining company regarding processing a limited amount of their ore at the Company’s Gold Hill site. A “pilot test” of a small quantity of their ore is currently in process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this 10-Q. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

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

We suspended our mining operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in Spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we have recommenced mining operations. Revenues of approximately $13,900,000 from sales of gold and other metals have been received through September 30, 2020.

Results of Operations for the Three Months Ended September 30, 2020 and 2019.

The operating loss of $428,650 for the three months ended September 30, 2020 as compared to the operating loss of $331,600 for the three months ended September 30, 2019 represents increased losses in the amount of $97,050. Increased losses are due to the commencement of ongoing operations in mid-2019 which has resulted in increased general production costs. During the quarters ended September 30, 2020 and 2019, we had net losses of $455,250 and $350,348, respectively. This represents an increase in net loss of $104,902 for the quarter ended September 30, 2020 over the quarter ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019.

The operating loss of $1,678,611 for the nine months ended September 30, 2020 as compared to the operating loss of $2,084,421 for the nine months ended September 30, 2019 represent decreased losses in the amount of $405,810. Decreased losses are due to the commencement of ongoing operations and increased metal sales in 2020, offset by the reduction in fees associated with finding a lender, including legal and accounting fees as well as consulting fees in association with the Purchase Agreement finalized on March 7, 2019. During the nine months ended September 30, 2020 and 2019, we had net losses of $1,753,518 and $3,133,826, respectively. This represents a decrease in net loss of $1,380,308 for the nine months ended September 30, 2020 over the nine months ended September 30, 2019.

Liquidity and Cash Flow

Net cash used by operating activities was $1,647,372 during the nine-month period ended September 30, 2020, compared with cash used by operating activities of $5,634,221 during the nine-month period ended September 30, 2019. This $3,986,850 decrease in the amount of cash used by operating activities is primarily attributable to the payment of accrued expenses and accounts payables in 2019 and to the ongoing increase in inventories during the nine months ended September 30, 2020.

Net cash used by investing activities was $545,572 during the nine-month period ended September 30, 2020 compared to $1,758,849 during the nine-month period ended September 30, 2019. This decrease of $1,213,277 during the nine-month period ended September 30, 2020 was due the reduction in additions to property and equipment and to the purchase of royalty interests as part of the Purchasing Agreement in the nine-month period ended September 30, 2019.

Net cash provided by financing activities was $163,693 during the nine-month period ended September 30, 2020, compared with $8,315,330 cash provided by financing activities during the nine-month period ended September 30, 2019. The decrease of $8,151,638 in cash provided by financing activities in the nine-month period ended September 30, 2020 was due primarily to proceeds received in 2019 from the Pre-Paid Forward Gold Purchase Agreement and offset partially by the proceeds from an SBA -PPP loan and the sale of stock during the nine months ended September 30, 2020.

As a result of the above, cash decreased by $2,029,251 during the nine-month period ended September 30, 2020, leaving us with a cash balance of $87,181 as of September 30, 2020.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at September 30, 2020 and 2019.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $11,204,736 through September 30, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through Purchase Agreement, they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. However, with the funding received under the Purchase Agreement during first quarter of 2019, and ongoing metals sales, the Company believes it has the ability to meet its obligations for the next twelve months. The Company is currently engaged in discussions with another mining company regarding processing a limited amount of their ore at the Company’s Gold Hill site as a means of increasing revenue. A “pilot test” of their ore is in process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors represent material changes from risk factors as previously disclosed in the Company’s 2019 Form 10-K filed with the Commission on March 30, 2020:

Insufficient cash and liquidity considerations could adversely impact our business.

Sufficient liquidity is necessary for us to continue our operations. Delinquent accounts payable and other delinquencies on equipment payments, royalties and other obligations may jeopardize our ability to maintain equipment and supplies as needed to continue our operations and could cause us to default on our contractual obligations. Additionally, delinquent payables could cause us to not be able to manage our business as effectively as possible and our business and reputation with vendors and investors could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2020, we issued 200,000 shares of common stock to a single accredited investor for gross proceeds of $200,000. These shares were issued pursuant to Rule 506(c) of Regulation D promulgated by the SEC under the Securities Act. Management received verification and reasonably believed that at the time of issuance the investor was an “accredited investor” as defined in Rule 501(a) of Regulation D. The investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the investment. No selling commissions or other remuneration was paid in connection with the sales of these shares. This private placement offering expired on September 30, 2020.

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

In accordance with Rule 402 of Regulation S-T, the XBRL information included in Exhibit 101 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Hawk Gold Corp.

	By:	/s/ Rick Havenstrite
Date: November 16, 2020		Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)