Form 10-K
period 2020-12-31
Desert Hawk Gold Corp.
filed 2021-04-19
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $8,963,007.

The number of shares outstanding of the registrant’s common stock on April 19, 2021, was 26,831,603.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;

●	disruptions in credit and financial markets;

●	global productive capacity;

●	changes to existing mining laws or regulations;

●	changes in product costing; and

●

competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).

●	disruptions due to global pandemics or civil unrest

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

General

Desert Hawk Gold Corp. (the “Company”) was incorporated on November 5, 1957, in the State of Idaho as Lucky Joe Mining Company. In 2008 we changed our corporate domicile to the State of Nevada by merging with a wholly owned subsidiary formed solely for this purpose. Our Nevada corporation was incorporated on July 17, 2008. We have no subsidiaries.

We are currently engaged in the extraction of gold and related precious metals from our Kiewit mining property located in the Gold Hill Mining District in Tooele County, Utah. In addition, we have commenced crushing and performing cyanide vat and heap leaching on various ores from a third party at our Goldhill processing plant.

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

The forward gold sales contract liability due under the terms of the Purchase Agreement at December 31, 2020 is $13,600,000 which is the $14,200,000 received from PDK in Tranches 1-3, less the $600,000 upfront fee paid by the Company.

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

The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the gold deliveries for January, February and March of 2021 and anticipate that we will be unable to make deliveries until at least third quarter of this fiscal year. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. We are involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

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

On January 16, 2019, as a condition for entering into the Purchase Agreement, we negotiated a termination of the Agency Agreement (the “Termination Agreement”) with H&H. Under the terms of the Termination Agreement, we paid H&H $600,000 in cash and agreed to pay an additional $200,000 within 18 months. We also issued 250,000 shares of our common stock with a fair value of $100,000 to H&H. In addition, Phillip H. Holme, a principal of H&H, became a director of the Company and served until his death on or about April 30, 2020.

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

Third-Party Ore Processing

During 2020 we commenced processing ore for a third party under our existing mining permit, which allowed for 5,000 tons of this ore to be processed and has since then been increased to 30,000 tons. We have completed pilot processing of the ore and determined that we can profitably process the material furnished by the third party. We are in negotiations with this party to enter into a longer-term arrangement to continue to provide such processing services.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2020 annual maintenance fees and mineral lease fees payable to the BLM on our unpatented claims were $29,739 and this amount was paid in full within the required payment period. The required affidavit was also filed with the Tooele County Recorder. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Personal property tax levied by the state and collected by the local county are due each year and have been paid for 2019 and prior years. The 2020 personal property tax in the amount of $35,568 became due in November 2020 and has not yet been paid. The personal property taxes are expected in increase in 2021 over that in 2020 due to increases in personal property at the site along with projected future sales.

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

Employees

At April 5, 2021, we had 29 full-time and 3 part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or approximately 50 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, as our Treasurer and Principal Financial and Accounting Officer. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. The remaining employees work at our Gold Hill project site.

Item 1A. RISK FACTORS

The following material risks and uncertainties, together with the other information set forth in this Report, should be carefully considered by those who invest in our securities. Any of the following risks could materially and adversely affect our business, financial condition or operating results and could decrease the value of our Common Stock.

Risks Relating to Our Business

We have failed to make our gold deliveries under the Purchase Agreement with PDK, which constituted an Event of Default under the agreement.

We were unable to make the monthly gold deliveries to PDK in December 2020 and in January, February and March 2021, and we anticipate that we will be unable to make deliveries for several more months. The failure to make these gold deliveries, as required under the Purchase Agreement, constitute Events of Default under the terms of the agreement. As such, PDK has available certain remedies under the terms of the Purchase Agreement, including the right to terminate the Purchase Agreement, demand payment of an early termination amount as calculated in the agreement, or foreclose on the collateral provided under the agreement and governed by the separate collateral agreement. Interest on any unpaid obligations will be calculated at a default rate equal to LIBOR plus 2%. We do not have sufficient funds to satisfy the default obligations. If we are unable to negotiate a resolution of these default events and restructure the gold delivery obligations currently mandated, we may be unable to retain possession of the mining project and would be forced to cease operations.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our profitability will be significantly affected by changes in the market price of gold and silver, and other minerals. These mineral prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. For example, the price of gold can be influenced by the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; speculation; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold producing countries throughout the world, such as Russia and South Africa. The price of gold and other minerals has fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. For example, the price of gold has dropped significantly since August 2020, based in part on forecasts of a rapid global economic expansion this year, powered by vaccinations and U.S. stimulus payments according to some economists. If the price of gold makes operations unprofitable, then we could lose our rights to our property and be compelled to sell some or all of these rights. Additionally, the future development of our mining properties is heavily dependent upon the level of metals prices remaining sufficiently high to make the development of our property economically viable. An investor may lose its investment if the price of these minerals substantially decreases. The greater the decrease in the price of gold or other minerals, the more likely it is that an investor will lose money.

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

The local climate sometimes affects our mining activities on our properties. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or could occasionally prevent us temporarily from conducting mining activities on our property. Because of their rural location and the lack of developed infrastructure in the area, our mineral properties in Utah are occasionally impassable during the winter season. During this time, it may be difficult for us to access our property, maintain production rates, make repairs, or otherwise conduct mining activities on them.

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

Any future trading price of our stock may be volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a non-accelerated filer, we are not required to provide disclosure under this item.

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

At April 5, 2021 we had 29 full-time and 3 part-time employees. All employees are assigned to work at the Kiewit site, with the exception of the officers, a bookkeeper and one engineer, who work from the corporate office in Reno, Nevada, with periodic site visits.

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

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 which increased the carrying value of the mineral properties and interests. The Company also paid $13,390 in satisfaction of delinquent amounts owed Clifton and $42,802 in a reclamation bond transfer. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months (which is September 7, 2020) following the Initial Funding. In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims. The registration of these shares was filed and became effective on April 14, 2020. The Company has agreed to maintain the effectiveness of the Registration Rights Agreement for a period of three years.

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

Other lithologies in the District include silica breccias, jasperoids and assorted (locally tuffaceous) volcanics, minor small, intrusive plugs and dikes of probable Tertiary age also occur in the area. Most of the present-day surface is covered with colluvial slope wash and the canyons and narrow washes have alluvial fill of various thicknesses.

The Kiewit historic gold zone is hosted within a structural zone traceable on the surface for a distance of approximately 2.5 miles across the full length of the Kiewit project area and beyond. This structure trends north-north-easterly with a gentle westerly dip ranging 20-30 degrees, often occupying dip-slopes across the area. The zone comprises a 30 to 165-foot-thick, gently westerly dipping gold bearing oxidized quartz stockwork section in granodiorite. The zone is mostly exposed on the surface and occupies the dip-slope located at the southern part of the Kiewit project area. Projected western and northern extensions of the stockwork dip under Carboniferous Sedimentary rocks, although it is ultimately truncated by the Rodenhouse Fault located approximately 2,500 feet to the west.

The Kiewit gold zone is part of a typical low-sulfidation gold bearing epithermal system. It is manifested as a zone of quartz and quartz-carbonate veining and stockworks within the more laterally extensive (2.5 miles long and up to 1,650 feet wide) Kiewit structural zone fault/fracture system. The Kiewit structural zone comprises a group of lithologies overlying a major fault zone that is manifested as a three to 16 feet thick silica breccia unit in granodiorite. A basal three to six-foot thick quartz-carbonate vein overlies this basal silica breccia and is followed up-section by a fault-bounded interval of relatively unaltered granodiorite that forms the footwall of the stockworks. At some locations, this footwall granodiorite is absent and the stockwork zone is instead in fault-contact with the basal quartz-carbonate vein. The footwall of the stockwork zone is defined by faulting, with a north-north-easterly trend and shallow westerly dip. The “footwall” fault appears to have developed after the stockwork and served to juxtapose altered and mineralized rocks of the historic gold zone over relatively mineralized and fresh granodiorite. The amount of displacement along this fault is unknown and the structure may be regarded as a detachment zone.

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

Kiewit Exploration Programs and Mining Activities

The Kiewit mining claims are without known reserves but beginning in 2014 the Company started extraction of gold without determining mineral reserves. The Kiewit mine is a small open pit, heap leach operation that produces gold and silver. Initial production at Kiewit commenced in June 2014 and was suspended in June 2016. Production was suspended due to low metal prices and undercapitalized operations. A fresh water well failure in July 2016, due to suspected sabotage, caused a complete leach pad shut-down. Fresh water pumping was re-started in mid-March 2017 mostly to reduce solution volumes as no sodium cyanide (NaCN) was being added. The mine resumed leaching activities in the spring of 2018 and recovered some gold but suspended operations again in October 2018 to secure funding for continued operations. In April 2019 we recommenced mining operations with our first sale in September 2019. During fourth quarter 2020, we also commenced processing ore for a third party under our existing mining permit, which allowed for 5,000 tons of this ore to be processed and has since then been increased to 30,000 tons.

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

 In addition to completing the notice of intent filing, the BLM requires an analysis of our Plan of Operation in compliance with the National Environmental Protection Act. Approval of the Environmental Assessment was issued in January 2014 and development of the project began in February 2014 after posting a reclamation Bond in the amount of $1,348,000. In December 2020, we were notified that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. This amount escalated the cost estimate to December 31, 2021 at which time a new cost estimate will be calculated to escalate the cost through 2026. This additional surety amount of $189,000 is due to the Utah Division of Oil, Gas and Mining by March 25, 2021 and was remitted on March 10, 2021.

The Company believes it has all necessary environmental permits and authorizations to support existing operations. As we expand or update the current mining plan of operations (the “POO”), we will require an update or amendment of some permits and before we can implement any changes in our operating parameters, we will need to modify our existing permits or seek new permits. We anticipate that the following permitting modifications will be required:

●	POO Modification: A POO modification would be required to support our planned increased production capacity, expansion of the mine pit, and the expansion of the leach pad. The POO modification must be submitted to the BLM, and the process would require National Environmental Policy Act compliance, including public review and comment. We submitted the modification in first quarter 2020 and anticipate obtaining this modification by third quarter 2021.

●	Air Quality Permit to Construct: A modification to the Air Quality Permit to Construct would be required for production increases from the one million tons per annum to the three-million-ton level. We submitted our application in first quarter 2020 and expect permit issuance by third quarter 2021.

●	Water Discharge Permit: A modification to our existing water discharge permit would be required for the expansion including enlargement of the heap leach facility. The permit includes monitoring of the heap leach leak detection system and groundwater monitoring wells in the vicinity of the heap leach and process area. We submitted the modification in third quarter 2020 and expect permit issuance by third quarter 2021.

●	Reclamation Plan: A Reclamation Plan Approval would be required by the Utah DOGM Office. However, the Aggregate Mine Land Reclamation Act would require approval by the Inspectors Office of the POO amendment addressing new infrastructure and disposal facilities. We submitted the POO amendment for approval in first quarter 2020 and anticipate permit approval by third quarter 2021.

We have engaged outside consultants to assist us in seeking modification or new permits to accomplish the above.

2020 Mining Activities

During 2020 we mined and crushed 474,500 tons of mineralized material and 1,300,000 tons of waste from the open-pit Kiewit Pit.

Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun.

Planned 2021 Exploration and Mining Activities

We intend to continue our drilling program during the second and third quarters of 2021 at a further cost of approximately $175,000.

We also intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

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

Holders

At April 5, 2021, we had approximately 655 holders of our Common Stock. We have appointed Pacific Stock Transfer Company, Las Vegas, Nevada, to act as the transfer agent of our Common Stock.

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

Results of Operations for the Years Ended December 31, 2020 and 2019

During the years ended December 31, 2020 and 2019, we had net losses of $1,840,593 and $3,776,293, respectively. This represents a decrease in net loss of $1,935,700 for the year ended December 31, 2020. The decrease for the year ended December 31, 2020 is generally attributable to the decrease in operating loss and to the gain on extinguishment of SBA debt in 2020, along with the losses on settlement of consulting contract and redeemable stock as reflected in 2019. Revenue from operations increased six-fold in 2020 over 2019 due to the resumption of mining operations which did not occur until fourth quarter of 2019.

Liquidity and Cash Flow

Net cash used by operating activities was $1,413,857 during the year ended December 31, 2020, compared with $7,001,224 cash used during the year ended December 31, 2019. The decrease in cash used by operating activities of $5,587,367 is primarily attributable to the decrease in operating losses, inventory adjustments, and the increase in accounts payable and accrued liabilities in 2020 over that in 2019.

Net cash used by investing activities was $651,082 during the year ended December 31, 2020 compared to $1,993,224 during the year ended December 31, 2019. The decrease in cash used by investing activities of $1,342,142 is attributable to increased additions to property and equipment and to an increase in mineral properties and interests during 2019.

Net cash provided by financing activities was $121,794 during the year ended December 31, 2020, compared with $11,102,164 provided during the year ended December 31, 2019. This decrease in cash provided by financing activities of $10,980,370 is primarily a result of the proceeds from the Purchase Agreement signed in March 2019.

As a result, cash decreased by $1,943,145 during the year ended December 31, 2020, leaving us a cash balance of $173,287 as of December 31, 2020, as compared to an ending cash balance of $2,116,432 as of December 31, 2019.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2020, the Company had a limited operating history and actual results only over a short period of time.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value, which for December 31, 2020 is net realizable value. A portion of the December 31, 2020 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on prior year sales. See Note 5.

Mineral Properties and Interests

The Company capitalizes costs for acquiring mineral properties and ongoing mineral lease payments and expenses costs to maintain mineral rights. Upon reaching the production stage, the capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore resources. Estimates for ore resources are a key component in determining units of production rates. Estimates of ore resources, mineralized material, and other resources may change, possibly in the near term, resulting in changes to rates in future reporting periods. The Company does not have proven and probable resources at this time.

Mineral Exploration and Development Costs

Until proven and probable resources (as defined by SEC Guide 7) are established, all exploration expenditures are expensed as incurred. Once such reserves are established, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operations, are capitalized and will be amortized on units of production basis over proven and probable reserves. Previously capitalized costs are expensed in the period the property is abandoned.

Revenue Recognition

Concentrate Sales: The Company’s product consists of gold bearing carbon which is shipped offsite to be turned into an unrefined gold concentrate, which is then further refined to become gold and silver bullion. The Company’s performance obligation in these transactions is generally the transfer of concentrate to the customer. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and when the transaction price and number of ounces can be determined or reasonably estimated.

Processing Income: The Company processes ore for another company. Once processed, the unrefined gold concentrate is shipped to a refinery where it is refined into gold and silver bullion. The Company receives a percentage of the proceeds from the sale of the gold and silver concentrate which is credited to the Company’s account at the refinery. Management has determined the performance obligation is met when the Company delivers the unrefined gold concentrate to the refinery and recognizes revenue at that time.

Sales and accounts receivable for sales are recorded net of charges from the customer which represent components of the transaction price. Charges are estimated by management upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from management’s estimates. Revenue from the sale of concentrate may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue proceeds are recorded net of the impact of royalties and participation agreements. See Note 18.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable and the prepaid gold contract liability. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at December 31, 2020 and 2019.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $11,291,811 through December 31, 2020 and net loss of $1,840,593 for the year ended December 31, 2020 along with negative working capital of $3,748,321, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a forward sales agreement (Note 3) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of December 31, 2020, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties. This is due primarily to the limited staff and small size of the Company, although internal controls have improved over the prior year with the addition of an additional staff member in our accounting department, resulting in increased segregation of duties. Additionally, a material weakness was identified in transactions where we:

●	Incorrectly recorded reclamation bonds and accounts payable prior to the bond being purchased in March 2021.
●	Incorrectly valued inventory based upon errors within management’s estimate of the cost per ounce of gold.
●	Incorrectly recorded amortization of mineral properties and interest as a result of the change in estimate of the number of ounces to be produced from its mineral properties and interest.

While the Company does adhere to internal controls and processes that were designed and implemented by an experienced accounting firm, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of April 5, 2021, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Howard Crosby	68	Director, Chairman	2016	Mr. Crosby served as our Chief Executive Officer from April 2016 until April 2017. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He served as a director of White Mountain Titanium Corporation from 2004 until March of 2016. Both Independence Resources and White Mountain Titanium were previously reporting companies with the SEC. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975. Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board of Directors.

Rick Havenstrite	62	Director, President and Chief Executive Officer	2009	Mr. Havenstrite has served as our President since April 2009 and as Chief Executive Officer since April 2017 and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner, with his wife, and President of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as Manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, an exploration mining company, as Vice-president of Operations on the Milford Copper Project; from 1992 until 1996 he was General Manager of Nevada Operations for Arimetco Mining in Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Newmont Minerals, a small gold mining company, as Manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, beginning his employment with the company as Project Engineer at the Buckskin Mine from 1983 to 1985, subsequently moving with the company to Ely, Nevada where he was the Mine Superintendent and then Mine Manager of the Robison Mine from 1985 to 1988, and finally serving as Manager of Mining for Alta Gold’s operating mines in Nevada, Idaho, Oregon and Colorado; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as a mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in Mining Engineering from the University of Reno, Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Marianne Havenstrite	62	Treasurer and Principal Financial Officer	--	Ms. Havenstrite has been our Principal Financial Officer from May 2013 to April 2016 and since March 2017. Since May 1999 she has been the co-owner with her husband, and has served as Vice-president, of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. She received her Bachelor of Science degree in accounting from the University of Nevada, Reno in 1980.

John P. Ryan	59	Director	2017	Mr. Ryan served as our Chief Financial Officer for a short time period beginning in April 2016 until March 2017. He has been an active entrepreneur in the resources sector for over twenty years. Since 1995 he has been self-employed through his own company, Quest Consulting, providing consulting services for both private and public mining companies. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources from 1995 to 2005 High Plains Uranium from 2004 to 2007, U.S. Silver Corporation from 2006 to 2009, and Western Goldfields, Inc. from 2001 to 2005. From December 2012 through April 2017 he served as a director of Mineral Mountain Mining and Milling Company. Mr. Ryan has extensive executive experience and provides our Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan has acted as a professional Director in a number of cases of turnaround and/or distressed company scenarios. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Rick Havenstrite and Marianne Havenstrite are husband and wife.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law. We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2020, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $	Option Awards $	All Other Compensation $		Total $
Rick Havenstrite, President and CEO	2020	144,000	-	17,000	(1)	161,000
	2019	116,692	-	12,000		128,692

(1)	Mr. Havenstrite earned $17,000 and $12,000 in 2020 and 2019, respectively (paid to RMH Overhead, a company owned by Mr. Havenstrite), as rent paid by us for office space in Reno, Nevada. Of the $17,000 earned in 2020, $14,000 was paid and $3,000 was accrued.

In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our company. The term of the agreement was originally for four years, expiring September 1, 2014, with automatic one-year extensions unless notice is given by either party. The employment agreement was renewed for one-year terms beginning September 1, 2015, through 2020. Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company. Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time. In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 50 hours per week, to our business and approximately 10%, or five hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada. He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us. The annual base salary is $120,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board of Directors or the Compensation Committee (if any). Effective May 1, 2019, the base annual salary was increased to $144,000. No performance bonuses have been paid under the employment agreement since its commencement.

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

Outstanding Equity Awards at 2020 Fiscal Year End

The following table sets forth the outstanding equity awards for each named executive officer as of December 31, 2020:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Rick Havenstrite	1,000,000	$0.40	February 23, 2023

Compensation of Directors

The following table sets forth the compensation of directors for the year ended December 31, 2020:

Director Compensation

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Howard Crosby	72,500	1,500	73,500
John Ryan	20,000	-	20,000
Phillip Holme(1)	5,000	-	5,000

(1) Mr. Holme served as a director during 2020 until his death on or about April 30, 2020.

Director compensation for Howard Crosby is $6,000 per month and for Mr. Ryan is $5,000 per quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of April 5, 2021, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	5,137,066	(2)	18.5%
Howard Crosby 1290 Holcomb Ave. Reno, NV 89502	1,000,000	(3)	3.6%
John P. Ryan 5968 N. Govt. Way #305 Dalton Gardens, ID 83815	600,000	(4)	2.2%

Executive Officers and Directors as a Group (3 Persons)	6,737,066		23.2%
H&H Metals Corp. 509 Madison Ave., Ste. 1902 New York City, NY 10022	1,500,000	(5)	5.6%
Ibearhouse, LLC Kelley Price 7806 NE 10th Street Medina, WA 98039	3,760,353		14.0%
West C Street, LLC Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	2,260,353		8.4%
Clifton Mining Company 101 South 200, Suite 700 Salt Lake City, UT 84111	5,810,824		21.7%
Marianne Havenstrite 1290 Holcomb Ave. Reno, NV 89502	5,137,066	(6)	18.5%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of the date of this table, we had 26,831,603 shares outstanding.

(2)	Of these shares, 1,000,000 are owned of record jointly by Mr. and Mrs. Havenstrite. These shares also include vested options to purchase 1,000,000 shares.
(3)	Represents exercisable options to purchase 1,000,000 shares.
(4)	Includes exercisable options to purchase 200,000 shares.
(5)	H&H Metals Corp. is an entity controlled by James Holme.
(6)	Of these shares, 3,137,066 are owned of record by Mrs. Havenstrite’s husband, Rick Havenstrite and 1,000,000 are owned of record jointly by Mr. and Mrs. Havenstrite. Also includes exercisable options to purchase 1,000,000 by Mr. Havenstrite.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides disclosure as of December 31, 2020, of compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	2,400,000	$0.40	-0-
Total	2,400,000	$0.40	-0-

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

Since 2009 we have leased our corporate office space from RMH Overhead, LLC (“RMH”), an entity owned and controlled by Mr. Havenstrite, our President and a director. From 2009 until February 2014 monthly rent was $500 per month and from March 2014 until February 2020 monthly rent has been $1,000. Expansion into additional office space effected a rental increase to $1,500 per month effective March 1, 2020. The rental agreement is month-to-month and can be cancelled by either party at any time. During 2020 we paid an aggregate of $14,000 and accrued rent in the amount of $3,000, for a total of $17,000 in rent for this space.

On June 20, 2016, the Company entered into an agreement with RMH to lease certain mining and crushing equipment, some of which was previously owned by the Company. The terms of the lease were 24 monthly payments of $9,212 which included interest at 15%. At the conclusion of the lease term, the equipment may be purchased by the Company for a nominal fee. Although the 24-month lease term had expired at December 31, 2018, $69,562 remained due on this agreement. This account, including late fees, was fully paid by us in 2019.

In addition, on February 1, 2021, RMH purchased a CAT 740B Articulated Haul Truck from a dealer who had previously provided this equipment to the Company under a rent purchase option agreement. We owed the dealer five monthly payments along with a major repair billing and the dealer had requested the return of the truck. RMH paid the dealer the five past due payments plus an amount to complete the purchase of the truck. The Company paid the past due repair invoice and the truck was obtained with no encumbrances. Beginning February 1, 2021, we began renting this truck from RMH at a rate of $10,000 per month on a simple month-to-month rental arrangement.

Marianne Havenstrite, wife of Rick Havenstrite, is employed by the Company and acts as our Treasurer and Principal Financial Officer. For the year ended December 31, 2020 Mrs. Havenstrite earned $96,000. Mrs. Havenstrite currently devotes approximately 80% of her time, or approximately 40 hours per week, to our business and approximately 20%, or approximately ten hours per week, of her business time to Overhead Door Company of Sierra/Nevada, Inc., her overhead door business in Reno, Nevada. We do not have a formal compensation agreement with Mrs. Havenstrite.

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which terminate February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;
●	Howard Crosby – 1,000,000 options;
●	John Ryan – 200,000 options; and
●	Linde Havenstrite – 200,000 options.

On March 29, 2018, we entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation, (“H&H”) a 5% shareholder. Under the terms of the Agency Agreement H&H agreed to provide us certain advisory services in regard to natural resources activities and to assist us in securing purchasers for minerals produced from its mining properties. As a condition for entering into the Prepaid Forward Gold Purchase Agreement, we negotiated a termination of the Agency Agreement (the “Termination Agreement”). Under the terms of the Termination Agreement, we paid H&H $600,000, agreed to pay an additional $200,000 within 18 months, and paid $36,000 as a payment against the final shipment of ore by the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors selected Assure CPA, LLC (formerly “DeCoria, Maichel & Teague, P.S.”), 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the financial statements of the Company for the fiscal year ending December 31, 2020. Assure CPA, LLC have audited the financial statements of the Company since the fiscal year ended December 31, 2011.

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2020 and 2019 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2020	$72,456
2019	$39,939

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any audit related fees in addition to the audit fees shown above.

Tax fees are comprised of amounts billed for the preparation of our federal and state income tax returns. In 2020 and 2019, we were billed $6,914 and $836 for income tax preparation work for federal and state tax returns for 2014. Income tax returns have not yet been filed for 2016 through 2020. We do not expect any tax liability for any of the unfiled years.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2020 and 2019 we were not billed for other services.

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

DESERT HAWK GOLD, CORP.

Date: April 19, 2021	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Howard Crosby	Director and Chairman	April 19, 2021
Howard Crosby

/s/ Rick Havenstrite	President, CEO, and Director	April 19, 2021
Rick Havenstrite	(Principal Executive Officer)

/s/ John P. Ryan	Director	April 19, 2021
John P. Ryan

/s/ Marianne Havenstrite	Treasurer	April 19, 2021
Marianne Havenstrite	(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Desert Hawk Gold Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Desert Hawk Gold Corp (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception. This factor raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Ore on Leach Pad

As described in Notes 2 and 5 to the financial statements, the Company’s ore on leach pad balance is $6.8 million at December 31, 2020 consisting of a current balance of $5.3 million and a noncurrent balance of $1.5 million. The measurement and valuation of the ore on leach pad balance involves significant management estimates and assumptions related to the measure of metal content of ore placed on the leach pad, including recovery rates and ore grades. The carrying value of the metal expected to be extracted within twelve months is classified as current on the balance sheet. We identified the measurement and valuation for the ore on leach pad as a critical audit matter.

The principal considerations for our determination that the measurement and valuation for ore on leach pad is a critical audit matter is that certain management assumptions are complex and have a higher degree of estimation uncertainty and that changes in these assumptions could have a significant impact on the balance. In turn, auditing ore on leach pad requires significant auditor judgment.

Our audit procedures related to the accounting for ore on leach pad included the following, among others.

●	We obtained and tested the leach pad rollforward of the estimated ounces and costs added to, recovered from, and the resulting ending amounts of ounces and costs of the ore on leach pad balance, including testing of certain assumptions, such as recovery rates and ore grades.

●	For the rollforward of estimated ounces, we assessed the completeness and accuracy of mining production information, including tests of tonnage processed.

●	We evaluated management’s laboratory procedures related to assay testing used to estimate ore grade.

●	We assessed the classification of the current and noncurrent portions of the ore on leach pad balance based upon estimated future sales.

●	We evaluated management’s process for determining production information; estimating the recovery rates and ore grades; and tracking inventory rollforward related to recording the balance of ore on leach pad.

We have served as the Company’s independent auditor since 2011.

/s/ Assure CPA, LLC

Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.)

Spokane, Washington

April 19, 2021

DESERT HAWK GOLD CORP

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$173,287	$2,116,432
Inventories (Note 5)	5,341,997	4,333,682
Prepaid expenses and other current assets	18,713	181,030
Total Current Assets	5,533,997	6,631,144

INVENTORIES (Note 5)	1,505,020	-
PROPERTY AND EQUIPMENT, net (Note 6)	5,389,660	5,287,515
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,785,868	3,729,637
RECLAMATION BONDS (Note 4)	758,011	759,351

TOTAL ASSETS	$16,972,556	$16,407,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,470,700	$400,807
Royalties and upside participation payable (Note 3)	787,162	36,074
Accrued liabilities-officer and other wages (Notes 17 and 20)	71,697	-
Notes payable - equipment, current portion (Note 11)	981,759	1,302,239
Prepaid forward gold contract liability, current portion (Note 3)	3,336,618	189,351
Settlement of consulting contract payable (Note 14)	200,000	200,000
Total Current Liabilities	6,847,936	2,128,471

LONG-TERM LIABILITIES
Notes payable - equipment (Note 11)	226,427	-
Asset retirement obligation (Note 13)	1,233,514	826,637
Prepaid forward gold contract liability (Note 3)	10,263,382	13,410,649
	11,723,323	14,237,286
TOTAL LIABILITIES	18,571,259	16,365,757

COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 15)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,831,603 and 26,631,603 shares issued and outstanding	26,833	26,633
Additional paid-in capital	9,666,275	9,466,475
Accumulated deficit	(11,291,811)	(9,451,218)
Total Stockholders' Equity (Deficit)	(1,598,703)	41,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,972,556	$16,407,647

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2020	2019

REVENUE:
Concentrate sales	$5,341,997	$851,661
Processing income	132,110	-
Total revenue	5,474,107	851,661

EXPENSES:
General project costs	4,493,260	589,329
Processing costs	46,409	-
Depreciation and amortization	1,255,897	1,201,197
Other operating costs	686,673	333,389
Consulting expense	89,898	528,817
Exploration expense	342,350	99,761
Officers and directors fees	338,500	340,590
Legal and professional	118,908	184,679
General and administrative	293,343	231,308
Loss on disposal of equipment	162	51,950
Total expenses	7,665,400	3,561,020

OPERATING LOSS	(2,191,293)	(2,709,359)

OTHER INCOME (EXPENSE)
Interest and other income	4,198	6,032
Interest expense - equipment financing	(84,629)	(46,415)
Interest expense - other	(32,366)	(34,794)
Loss on settlement of consulting contract (Note 14)	-	(900,000)
Loss on settlement of redeemable stock (Note 20)	-	(63,094)
Financing expense	-	(28,663)
Gain on forgiveness of CARES Act Loan (Note 12)	463,497	-
Total other income (expense)	350,700	(1,066,934)

INCOME (LOSS) BEFORE INCOME TAXES	(1,840,593)	(3,776,293)
INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,840,593)	$(3,776,293)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.07)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	26,723,953	25,591,877

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	20,881,603	$20,753	$7,120,355	$(5,674,925)	$1,466,183

Common stock issued in connection with acquiring mineral properties and interests (Note 7)	5,500,000	5,500	2,194,500	-	2,200,000

Common stock issued in connection with settlement of consulting contract (Note 14)	250,000	250	99,750	-	100,000

Common stock released in settlement of redeemable stock		130	51,870	-	52,000

Net loss	-	-	-	(3,776,293)	(3,776,293)

Balance, December 31, 2019	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890

Common stock issued for cash at $1.00 per share	200,000	200	199,800	-	200,000

Net loss	-	-	-	(1,840,593)	(1,840,593)

Balance, December 31, 2020	26,831,603	$26,833	$9,666,275	$(11,291,811)	$(1,598,703)

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS

	Year ended
	December 31,	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,840,593)	$(3,776,293)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,255,897	1,196,489
Adjustment to inventory	(204,127)	870,085
Accretion of asset retirement obligation	92,514	74,692
Gain on settlement of asset retirement obligation	-	(17,120)
Loss on disposal of equipment	162	51,950
Common stock issued for consulting contract settlement	-	100,000
Common stock issued for settlement of redeemable stock	-	52,000
Gain on forgiveness of CARES Act Loan (Note 12)	(463,497)	-
Changes in operating assets and liabilities:
Inventories	(2,309,208)	(4,010,426)
Prepaid expenses and other current assets	162,317	(140,555)
Accounts payable and accrued expenses	1,069,893	(252,088)
Royalties and upside participation payable (Note 3)	751,088	36,074
Accrued liabilities-officer and other wages (Notes 17 and 20)	71,697	(922,039)
Interest payable - related parties	-	(463,993)
Settlement of consulting contract payable	-	200,000
Net cash used by operating activities	(1,413,857)	(7,001,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(652,422)	(794,361)
Additions to mineral properties and interests (Note 7)	-	(1,150,000)
(Additions) refunds to reclamation bonds	1,340	(48,863)
Net cash used by investing activities	(651,082)	(1,993,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	200,000	-
Proceeds from prepaid forward gold contract liability, net (Note 3)	-	13,600,000
Proceeds from short-term notes payable - related parties	-	91,680
Proceeds from CARES Act Loan (Note 12)	463,497	-
Payment of obligation under capital lease - related party	-	(69,562)
Payment of notes payable - equipment	(541,703)	(829,274)
Payment of short term note payable - related parties	-	(340,680)
Payment of convertible debt - related parties	-	(1,350,000)
Net cash provided (used) by financing activities	121,794	11,102,164

NET INCREASE (DECREASE) IN CASH	(1,943,145)	2,107,716
CASH, BEGINNING OF YEAR	2,116,432	8,716

CASH, END OF YEAR	$173,287	$2,116,432

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$91,301	$545,202

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable - equipment (Note 11)	$447,650	$1,807,402
Common stock issued for mineral properties and interests (Note 7)	-	2,200,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles used in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with U.S. GAAP.

Accounting for Stock Options and Stock Awards Granted to Employees and Nonemployees

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the equity award issued. The Company estimates the fair value of stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

Risks and Uncertainties

As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold and silver. The prices of these metals are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of resources that the Company can economically produce. Further, the carrying value of the Company’s property and equipment, net; mining properties and interest, net; inventories and ore on leach pads are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ materially from those estimates.

The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral resources that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, fair value of common stock issued and valuation allowances for deferred tax assets, The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from the amounts estimated in these financial statements.

Reclassifications

Certain reclassifications have been made to conform prior periods’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity (deficit), and cash flows as previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Reclamation Bonds

Reclamation bonds primarily represent bonds and are restricted primarily for reclamation funding which are carried at cost plus earned interest. Reclamation bonds are shown as a non-current asset and are included in the balance sheet. See Note 4.

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered. The Company records ore on leach pad, solution in carbon columns in process and gold concentrate at average production cost per gold ounce equivalent, less provisions required to reduce inventory to net realizable value. Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, equipment, and mineral properties; and mine administrative expenses. Costs are removed from ore on leach pads as ounces are recovered, based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of December 31, 2020, the Company had a limited operating history and actual results only over a short period of time.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value, which for December 31, 2020 is net realizable value. A portion of the December 31, 2020 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on prior year sales. See Note 5.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repairs are expensed as incurred. Replacements and betterments that extend the useful life of the property and equipment are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. Amortization of the Kiewit property facilities is calculated over the units-of-production method on the basis of periodic estimates of ore resources. Estimates for ore resources are a key component in determining units of production rates. Estimates of ore resources, mineralized material, and other resources may change, possibly in the near term, resulting in changes to rates in future reporting periods. The Company does not have proven and probable resources at this time. See Note 6.

Mineral Properties and Interests

The Company capitalizes costs for acquiring mineral properties and ongoing mineral lease payments and expenses costs to maintain mineral rights. Upon reaching the production stage, the capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore resources. Estimates for ore resources are a key component in determining units of production rates. Estimates of ore resources, mineralized material, and other resources may change, possibly in the near term, resulting in changes to rates in future reporting periods. The Company does not have proven and probable resources at this time.

Mineral Exploration and Development Costs

Until proven and probable resources (as defined by SEC Guide 7) are established, all exploration expenditures are expensed as incurred. Once such reserves are established, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operations, are capitalized and will be amortized on units of production basis over proven and probable reserves. Previously capitalized costs are expensed in the period the property is abandoned.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not standard are not recorded as a tax benefit or expense in the current year. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

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

At December 31, 2020 and 2019, the common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because in 2020 and 2019 the options were antidilutive due to the net losses for the periods.

Revenue Recognition

Concentrate Sales: The Company’s product consists of gold bearing carbon which is shipped offsite to be turned into an unrefined gold concentrate, which is then further refined to become gold and silver bullion. The Company’s performance obligation in these transactions is generally the transfer of concentrate to the customer. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and when the transaction price and number of ounces can be determined or reasonably estimated.

Processing Income: The Company processes ore for another company. Once processed, the unrefined gold concentrate is shipped to a refinery where it is refined into gold and silver bullion. The Company receives a percentage of the proceeds from the sale of the gold and silver concentrate which is credited to the Company’s account at the refinery. Management has determined the performance obligation is met when the Company delivers the unrefined gold concentrate to the refinery and recognizes revenue at that time.

Sales and accounts receivable for sales are recorded net of charges from the customer which represent components of the transaction price. Charges are estimated by management upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from management’s estimates. Revenue from the sale of concentrate may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue proceeds are recorded net of the impact of royalties and participation agreements. See Note 18.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents as well as various notes payable and the prepaid gold contract liability. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at December 31, 2020 and 2019.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At December 31, 2020 and December 31, 2019, the Company has no assets nor liabilities that require measurement at fair value on a recurring basis.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $11,291,811 through December 31, 2020 and net loss of $1,840,593 for the year ended December 31, 2020 along with negative working capital of $3,748,321, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a forward sales agreement (Note 3) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

COVID -19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere, causing disruptions to the Company’s business operations and management. These disruptions are most evident in the Company’s ability to retain and house employees and properly manage them while maintaining proper social distancing and with delays in obtaining materials and supplies. There has also been a reduction in the availability of equipment financing. These disruptions continue to hamper operations. It is management’s belief that disruptions relating to COVID will be mitigated in the future as a large percent of the population becomes vaccinated.

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

NOTE 3 – PREPAID FORWARD GOLD CONTRACT LIABILITY

During 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company's mining property. Under the terms of the original Purchase Agreement, PDK initially agreed to purchase a total of 73,910 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK. The Company would receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. Prepayment was to be made in three tranches, with the initial tranche in the amount of $11,200,000 having been made upon execution of the Purchase Agreement on March 7, 2019 (the “Initial Funding”), $4,500,000 for Tranche 2 to occur at least six months following the Initial Funding date, and $5,500,000 for Tranche 3 to occur at least 10 months following the Initial Funding date, provided that all conditions precedent for funding Tranches 2 and 3 are met. From the Initial Funding, the Company paid an upfront fee of $600,000 to PDK for expenses incurred in connection with the transaction. The first gold delivery of 655 ounces was due December 2020 and was not made.

The Purchase Agreement contains a royalty provision whereby royalties of 4% are due on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Royalties are payable within 30 days following the end of each fiscal quarter. Royalties payable at December 31, 2020 and December 31, 2019 were $210,802 and $36,074. The December 31, 2020 balance includes royalties payable for the second, third and fourth quarters of 2020.

The Purchase Agreement contains a participation payment provision whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The amount of proceeds due to PDK is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within 4 days following each sale. Participation payments payable at December 31, 2020 and December 31, 2019 were $576,360 and nil. The December 31, 2020 balance includes participation payments payable for the third and fourth quarters of 2020.

In addition, under the agreement, PDK may reduce the required number of ounces to be sold in exchange for common shares of the Company. As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

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

The 655 ounces required to be delivered in December 2020 was not delivered. As per the conditions of the Agreement, the Company notified the Buyer two business days prior to the monthly delivery date that the delivery would not be made, thus delaying the required delivery by 30 days. As of April 15, 2021, this delivery has not yet been made and the Company believes that it now is in default of the terms of the Agreement. Additionally, the January, February and March deliveries have not been made. Although invoices for the deliveries and payments due in February and March 2021 have been received, notice of default has not been received from PDK and the Company is in ongoing negotiations with the PDK in an effort to re-negotiate the terms of the agreement. See Note 21.

NOTE 4 – RECLAMATION BONDS

At December 31, 2020 and 2019, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In March 2019, the Company returned the Cactus Mill property and the reclamation bond of $42,802 on that property to Clifton Mining Company.

In December 2020, the Company was notified that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. This additional surety amount of $189,000 is due to the Utah Division of Oil, Gas and Mining by March 25, 2021 and was remitted on March 11, 2021.

Total reclamation bonds posted at December 31, 2020 and 2019 are $758,011 and $759,351, respectively, which consists of the above escrowed amount, along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at December 31, 2020 and 2019 consists of the following:

	December 31, 2020	December 31, 2019
Ore on leach pad	$6,583,986	$3,903,297
Carbon column in process	133,640	235,762
Finished goods	129,391	194,623
Total	$6,847,017	$4,333,682

Inventories at December 31, 2020 and 2019 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustment to inventory was $204,127 and ($870,085) at December 31, 2020 and 2019, respectively. A portion of the December 31, 2020 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on prior year sales.

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Equipment	$6,361,808	$5,336,011
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	315,905	256,815
Land improvements	44,840	44,840
	6,780,121	5,695,234
Less accumulated depreciation	(3,129,046)	(2,254,961)
	3,651,075	3,440,273

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(758,851)	(650,194)
	1,738,585	1,847,242

Total	$5,389,660	$5,287,515

For the Kiewit property facilities, amortization based on total units of production was $108,657 and $162,980 for the years ended December 31, 2020 and 2019. Depreciation expense on property and equipment was $889,108 and $562,537 for the years ended December 31, 2020 and 2019.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019

Kiewit and surrounding claims	$3,700,000	$3,700,000
JJS property	250,000	250,000
Total	3,950,000	3,950,000
Less Accumulated amortization	(770,560)	(475,401)
	3,179,440	3,474,599
Asset retirement obligation
Kiewit site	718,289	452,193
Kiewit exploration	28,377	11,126
JJS property	31,016	-
Total	777,682	463,319
Less accumulated amortization	(171,254)	(208,281)
	606,428	255,038

Total	$3,785,868	$3,729,637

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

In early 2020, the Company revised its estimate of gold ounces to be produced from its mineral properties and interests. The updated estimate of total gold ounces to be produced from the property considered actual gold ounce recoveries since production began and internally estimated ounces contained in mineral resources based on drilling and actual data. The new estimate resulted in increased gold ounces at January 1, 2020 from 39,480 gold ounces to 92,500 gold ounces. Amortization of the mineral properties and interests based on total units of production was $258,132 and $475,682 for the years ended December 31, 2020 and 2019, respectively. Amortization and accumulated amortization for the year ended December 31, 2020 was based on the updated estimate.

NOTE 8 – SHORT-TERM NOTES PAYABLE – RELATED PARTIES

On January 1, 2019, the Company had outstanding short-term notes payable with the Company’s president totaling $249,000. The Company borrowed an additional $91,680 during the first quarter 2019. Interest expense recognized on these loans was nil and $3,382 for the years ended December 31, 2020 and 2019, respectively. These short-term notes were repaid in full, in March 2019 as part of the terms of the Purchase Agreement.

NOTE 9 – CONVERTIBLE DEBT – RELATED PARTIES

On January 1, 2019, the Company had outstanding convertible promissory notes to two of its minority shareholders, for a total of $1,350,000 plus accrued interest of $456,750. All of these notes were paid in full, including accrued interest, on March 7, 2019 with funds received under the Purchase Agreement. Interest expense recognized on these loans was $31,412 for the year ended December 31, 2019.

NOTE 10 – OBLIGATION UNDER CAPITAL LEASE - RELATED PARTY

A capital lease was entered into on June 20, 2016 with RMH Overhead, LLC for mining and crushing equipment valued at $185,618, some of which had been previously owned by the Company. RMH Overhead, LLC is an entity owned by the Company’s president, Rick Havenstrite. Lease payments were paid in full, including accrued interest and late fees, in March 2019 with funds received under the Purchase Agreement. The equipment was being amortized over the estimated useful life of the equipment. The Company now owns the equipment which is included in property and equipment on the balance sheet.

NOTE 11 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	December 31, 2020	December 31, 2019

Note payable to Wheeler Machinery, collateralized by a 374 DL Excavator, due in 12 monthly installments of $19,575, beginning June 2020, including interest at 8%, with a balloon payment due in June 2021 of $150,164.(1)	$304,845	$-

Note payable to ICM Solutions, LLC, collateralized by 3 grasshopper leg conveyor systems, due in 12 monthly installments of $4,365, beginning April 2020, including interest at 9%, with a balloon payment of $41,696 due in April 2021.(1)	69,230	-

Note payable to Epiroc, collateralized by a used Epiroc drill, due in 6 monthly installments of $22,235, beginning October 2019, the balloon amount of $488,317 was refinanced in April 2020, with a new loan in that amount, due in 36 monthly payments of $14,679 including interest at 5.2%.	386,268	563,368

Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck, originally due in 11 monthly installments of $14,475, beginning May 2019, including interest at 9%, with a balloon payment due in April 2020 of $168,873.(1) (2) (3)	86,807	206,682

Note payable to Wheeler Machinery, collateralized by a used D8T dozer, originally due in 11 monthly installments of $19,125, beginning August 2019, including interest at 10%, with a balloon payment due in July 2020 of $350,281.(1) (2) (4)	349,761	441,989

Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, the balloon amount of $71,372 was refinanced in May 2020 with 1 payment of $28,823 and 12 monthly payments of $1,903 including interest at 4.6%.	11,275	90,200

	1,208,186	1,302,239
Current portion	(981,759)	(1,302,239)
Long term portion	$226,427	$-

Principal payments due are as follows for the twelve months ended:
December 31, 2021	$981,759
December 31, 2022	168,345
December 31, 2023	58,082
	$1,208,186

Arrangements have been made with Wheeler CAT and ICM Solutions, LLC to accelerate the payment schedule for the first few months of 2021, with no additional penalties other than interest, thereby allowing for the account to become current by May 2021.

(1)	The Company was between 1 and 3 payments delinquent in its obligation on this note at December 31, 2020.

(2)	Due to the difficulty in obtaining long-term equipment financing, Wheeler CAT has extended the terms of this 12-month amortization, allowing for continued monthly payments of the same amount until other financing becomes available or until the balance has been paid in full, whichever comes first.

(3)	In February 2021, Wheeler CAT requested the return of this equipment because the Company was 5 payments delinquent in its obligation on this note payable. This truck was then purchased from Wheeler CAT by a related party who in February began renting the truck to the Company on a month-to-month rental. This arrangement relieved the Company of any other financial obligation on this note.

(4)	The balance due at December 31, 2020 includes an increase for a major repair invoice along with additional interest charges, which increased the note balance by $34,970.

NOTE 12 - NOTE PAYABLE – CARES ACT LOAN

In April 2020, the Company received a loan of $463,497 pursuant to the SBA’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 16, 2020 issued by the Company, matures on April 9, 2025 and bears interest at a rate of 1% per annum, payable monthly commencing on August 15, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of December 31, 2020, the Company has used funds from the loan to pay qualifying expenses. The Company received forgiveness of the Note on November 24, 2020 and $463,497 was recognized as income during the year ended December 31, 2020.

NOTE 13 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Asset retirement obligation, beginning of period	$826,637	$792,747
Reduction in liability due to transfer of Cactus Mill property	-	(40,802)
Obligation incurred:
Kiewit properties	283,347	-
JJS property	31,016	-
Accretion expense	92,514	74,692
Asset retirement obligation, end of period	$1,233,514	$826,637

In early 2020, the Company updated the asset retirement obligation to reflect a plan for reclamation and closure of the Kiewit and JJS properties at the end of their lives which resulted in an increase of estimated undiscounted costs of $198,365. The asset retirement asset and obligation increased by $125,363 as a result of a change in the estimated timing of costs and the impact of discounting the costs to present value. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 10% from the time the Company incurred the obligation to the time the Company expect to pay the retirement obligation.

In late 2020, the Company received notification regarding an increase in its reclamation bond which resulted in a re-assessment of its original reclamation cost estimate. As a result of this reassessment, the asset retirement asset and asset retirement obligation balances were increased by $189,000. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 10% from the time the Company incurred the obligation to the time the Company expect to pay the retirement obligation.

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

On January 16, 2019, as a condition for entering into the Purchase Agreement (Note 3), the Company negotiated a termination of the Agency Agreement (the “Termination Agreement”) with H&H. Under the terms of the Termination Agreement, the Company paid H&H $600,000 in cash and agreed to pay an additional $200,000 within 18 months. The Company also issued 250,000 shares of its common stock with a fair value of $100,000 to H&H. In addition, Phillip H. Holme, a principal of H&H, became a director of the Company. In April 2020, Mr. Holme passed away unexpectedly. No decision has been made at this time about a replacement to fill the vacancy on the Board of Directors caused by Mr. Holme’s death.

The Company recognized a loss on settlement of consulting contract of $900,000 during the year ended December 31, 2019. The balance of $200,000 was due in July 2020, under the terms of the settlement agreement. This payment has not yet been paid.

NOTE 15 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

2020 Activity

During the year ended December 31, 2020, the Company commenced a private placement offering of its common stock on June 22, 2020. One new shareholder purchased 200,000 shares at a price of $1.00 per share and a total of $200,000 was raised through this offering. The offering did not include warrants.

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

NOTE 16 – INCOME TAXES

The components of the Company’s net deferred tax assets are as follows:

	2020	2019
Deferred tax asset:
Net operating loss carryforward	$2,818,000	$1,784,000

Exploration costs	30,000	58,000
Stock based compensation	96,000	96,000
Equipment impairment	37,000	37,000
Asset retirement obligation	73,000	54,000
Total deferred tax assets	3,054,000	2,029,000
Valuation allowance	(2,915,000)	(2,029,000)
	139,000	-
Deferred tax liabilities:
Property and equipment	(139,000)	-
Total deferred tax liabilities	(139,000)	-
Net deferred tax assets	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at December 31, 2020 and 2019.

The income tax provision (benefit) for the years ended December 31, 2020 and 2019 differ from the statutory rate of 21% as follows:

	December 31, 2020		December 31, 2019
Amount computed using the statutory rate	$(387,000)	(21%)	$(793,000)	(21%)
Change in estimate	(417,000)	(23%)	-	-
Non-taxable item – SBA loan forgiven	(97,000)	(5%)	-	-
Other	15,000	1%	(1,000)	-
Change in valuation allowance	886,000	48%	794,000	21%
Total income tax provision (benefit)	$-	-%	$-	-%

At December 31, 2020 the Company had federal net operating loss carry forwards of approximately $13.4 million, $6.6 million of which expire between 2029 through 2039. The remaining balance of $6.8 million will never expire but its utilization is limited to 80% of taxable income in any future year.

During the years ended December 31, 2020 and 2019, there were no material uncertain tax positions taken by the Company. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2020 and 2019.  The Company’s federal income tax returns for fiscal years 2016 through 2020 remain open because they have not yet been filed and are subject to examination.

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Notes 8, 9, 10 and 19 and 21, the Company had the following related party transactions.

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $17,000 and $12,000 for the years ended December 31, 2020 and 2019, respectively, under this lease. At December 31, 2020 and 2019, amounts due to RMH Overhead, LLC of $3,000 and nil, respectively, are included in accounts payable and accrued expenses on the balance sheet.

The Company compensates directors for their contributions to the management of the Company, with one director receiving $6,000 per month and the other director receiving $5,000 per quarter. At December 31, 2020 and December 31, 2019, $34,000 and nil, respectively, was due to directors. At December 31, 2020 and 2019, $37,697 and nil were due to officers for accrued wages.

NOTE 18 – REVENUE

Product sales for the years ended December 31, 2020 and 2019 are shown below. At December 31, 2020 and December 31, 2019, the Company did not have a gold sales receivable balance.

	Year ended December 31,
	2020	2019
Concentrate sales:
Gold	$6,811,841	$1,010,080
Silver	68,810	11,928
	6,880,651	1,022,008

Less: Royalties	(265,212)	(40,880)
Upside participation	(987,277)	(84,711)
Outside processing charges	(286,165)	(44,756)
	(1,538,654)	(170,347)
Net concentrate sales	5,341,997	851,661

Processing income	132,110	-

Total revenue	$5,474,107	$851,661

For the year ended December 31, 2020, all revenue was from concentrate sales, and processing income from the third party for which the Company processed ore and it was sold to Asahi Refining. For the year ended December 31, 2019, all revenue was from concentrate sales to Asahi Refining.

NOTE 19 - STOCK OPTIONS

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

Outstanding options at December 31, 2020 were 2,400,000, have a remaining life of 2.15 years, and had no intrinsic value. No options were granted, expired, or were exercised during the year ended December 31, 2020.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 3 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At December 31, 2020 and 2019, the amount due to Tooele County is $35,568 and nil, respectively.

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

At December 31, 2020 and December 31, 2019, accrued compensation of $37,697 and nil, were due to officers of the Company. Of the amounts accrued at December 31, 2020 and December 31, 2019, accrued compensation of $26,620 and nil is due to Rick Havenstrite and $11,077 and nil is due to Marianne Havenstrite, Treasurer and Principal Financial Officer.

Finder’s Agreement

On May 11, 2018, the Company entered into an agreement with Mount Royal Consultants (Mount Royal) to assist in finding prospective investors. Mount Royal would receive a finder’s fee of 7% for a connection with a company that resulted in a qualified investment consisting of equity securities or a fee of 3% for a connection with a company that resulted in a purchase of debt securities. On March 7, 2019, the Company closed a Purchase Agreement (Note 3) to a buyer for the purchase of gold produced from the Company's mining property. This agreement was deemed to be subject to the finder’s fee and resulted in a payment to Mount Royal of $318,000, 3% of the $10,600,000 beneficially received by the Company in accordance with the terms of the Purchase Agreement. On November 1, 2019, an additional payment of 3% of the Tranche 2 payment received by the Company resulted in a payment of $48,000 to Mount Royal and a third payment of $42,000 was issued after receipt of the Tranche 3 payment on December 27, 2019. Future amounts to be received from investors could also be subject to this agreement. During the years ended December 31, 2020 and 2019, the Company recognized nil and $408,000, respectively, as consulting expense relating to this agreement.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative and school trust land fees. Total paid for claims fees and other land trust fees in 2020 was $29,739.

NOTE 21 - SUBSEQUENT EVENTS

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. At the time, the Company owed Wheeler CAT five monthly payments along with a major repair billing. RMH paid Wheeler CAT the five past due payments plus an amount to complete the purchase of the truck. As of February 1, 2021, the Company has no liability to Wheeler CAT in regard to this piece of equipment. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month rental.

On December 1, 2020, the Company notified PDK that it would not be able to make the December delivery of gold and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits the Company to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period the Company was unable to deliver the December payment. The Company has also failed to make the gold deliveries for January, February and March of 2021. In February and March 2021, the Company received invoices from PDK for $448,000 each month for the missed deliveries in February and March 2021, respectively. Although invoices for the payments due in February and March 2021 have been received, notice of default has not been received from the Buyer. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Management is involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the terms of the gold delivery agreement.