Form 10-Q
period 2021-03-31
Desert Hawk Gold Corp.
filed 2021-05-17
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of May 14, 2021: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP

BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$211,284	$173,287
Accounts receivable	197,496	-
Inventories (Note 5)	5,100,659	5,341,997
Prepaid expenses and other current assets	19,517	18,713
Total Current Assets	5,528,956	5,533,997

INVENTORIES (Note 5)	661,030	1,505,020
PROPERTY AND EQUIPMENT, net (Note 6)	4,930,985	5,389,660
MINERAL PROPERTIES AND INTERESTS, net (Note 7)	3,766,285	3,785,868
RECLAMATION BONDS (Note 4)	947,011	758,011

TOTAL ASSETS	$15,834,267	$16,972,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$789,403	$1,459,605
Royalties and upside participation payable (Note 3)	1,133,141	798,257
Accrued liabilities - officer and other wages (Note 13)	153,697	71,697
Notes payable - equipment, current portion (Note 8)	860,885	981,759
Settlement of consulting contract payable	200,000	200,000
Prepaid forward gold contract liability, current portion (Note 3)	12,633,606	3,336,618
Due to PDK in lieu of gold deliveries (Note 3)	1,671,500	-
Total Current Liabilities	17,442,232	6,847,936

LONG-TERM LIABILITIES
Note payable - equipment (Note 8)	264,368	226,427
Asset retirement obligation (Note 9)	1,270,834	1,233,514
Prepaid forward gold contract liability (Note 3)	-	10,263,382
	1,535,202	11,723,323
TOTAL LIABILITIES	18,977,434	18,571,259

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 10)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(12,836,275)	(11,291,811)
Total Stockholders’ Equity (Deficit)	(3,143,167)	(1,598,703)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,834,267	$16,972,556

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
REVENUE
Sales of product	$2,131,985	$1,312,080

EXPENSES
General production and project costs	2,108,902	1,385,521
Processing costs	77,948	-
Depreciation and amortization	256,806	292,351
Other operating costs	32,604	176,691
Exploration expense	-	304,206
Legal and professional	72,431	74,236
Officers and directors fees	89,294	83,754
General and administrative	74,579	60,236
(Gain) loss on disposal of equipment	204,083	(1,965)
Forward gold contract expense (Note 3)	705,106	-
	3,621,753	2,375,030

OPERATING LOSS	(1,489,768)	(1,062,950)

OTHER INCOME (EXPENSE)
Interest and other income	-	375
Interest expense - equipment financing	(23,463)	(27,615)
Interest expense - other	(31,233)	-
	(54,696)	(27,240)

LOSS BEFORE INCOME TAXES	(1,544,464)	(1,090,190)
INCOME TAXES	-	-
NET LOSS	$(1,544,464)	$(1,090,190)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	26,831,603	26,631,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,544,464)	$(1,090,190)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	256,806	292,351
Accretion of asset retirement obligation	30,487	23,775
Writedown of inventory to net realizable value	392,820	204,127
Loss (gain) on disposal of equipment	204,083	(1,965)
Changes in operating assets and liabilities:
Accounts receivable	(197,496)	-
Inventories	692,508	(467,767)
Prepaid expenses and other current assets	(804)	126,852
Accounts payable and accrued expenses	(512,202)	49,807
Royalties and upside participation payable (Note 3)	334,884	81,808
Accrued liabilities - officer and other wages	82,000	-
Due to PDK in lieu of gold deliveries	1,671,500	-
Prepaid forward gold contract liability	(966,394)	-
Net cash provided (used) by operating activities	443,728	(781,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,094)	(223,814)
Increase in reclamation bonds	(189,000)	(375)
Net cash used by investing activities	(194,094)	(224,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable - equipment	(211,637)	(161,174)
Net cash used by financing activities	(211,637)	(161,174)

NET INCREASE (DECREASE) IN CASH	37,997	(1,166,565)
CASH, BEGINNING OF PERIOD	173,287	2,116,432

CASH, END OF PERIOD	$211,284	$949,867

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable - equipment	$215,510	$-
Accrued rent satisfied with equipment trade-in	$158,000	$-

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

For the three-month periods ended March 31, 2021 and March 31, 2020

			Additional	Accumulated	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)

Balance, December 31, 2019	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890

Net loss	-	-	-	(1,090,190)	(1,090,190)

Balance, March 31, 2020	26,631,603	$26,633	$9,466,475	$(10,541,408)	$(1,048,300)

Balance, December 31, 2020	26,831,603	$26,833	$9,666,275	$(11,291,811)	$(1,598,703)

Net loss	-	-	-	(1,544,464)	(1,544,464)

Balance, March 31, 2021	26,831,603	$26,833	$9,666,275	$(12,836,275)	$(3,143,167)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity (deficit) contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The operating and financial results for the Company for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited interim financial statements do not include all note disclosures required by U.S. GAAP on an annual basis, and therefore should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 19, 2021.

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

Risks and Uncertainties

As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold and silver. The prices of these metals are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of resources that the Company can economically produce. Further, the carrying value of the Company’s property and equipment, net; mineral properties and interest, net; inventories and ore on leach pads are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ materially from those estimates.

The more significant areas requiring the use of management estimates and assumptions relate to metal prices and material resources that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, fair value of common stock issued and valuation allowances for deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from the amounts estimated in these financial statements.

Reclassifications

Certain reclassifications have been made to conform prior periods’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity (deficit), and cash flows as previously reported.

Inventories

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, mineralized material is placed on a leach pad where it is treated with a chemical solution, which dissolves the gold contained in the material. The resulting “pregnant” solution is further processed in a plant where gold is recovered. The Company records ore on leach pad, solution in carbon columns in process and gold concentrate, at average production cost per gold ounce equivalent, less provisions required to reduce inventory to net realizable value. Production costs include the cost of mineralized material processed; direct and indirect materials and consumables; direct labor; repairs and maintenance; utilities; amortization of property, equipment, and mineral properties; and mine administrative expenses. Costs are removed from ore on leach pads as ounces are recovered, based on the average cost per recoverable ounce of gold on the leach pad.

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of March 31, 2021, the Company had a limited operating history and actual results only over a short period of time.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value which for March 31, 2021 is net realizable value. A portion of the March 31, 2021 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on prior year sales. See Note 5.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

For the three-month periods ended March 31, 2021 and 2020, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

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

Processing Income: The Company processes ore for another company. Once processed, the unrefined gold concentrate is shipped to a refinery where it is refined into gold and silver bullion. The Company receives a percentage of the proceeds from the sale of the gold and silver concentrate which is credited to the Company’s account at the refinery. Management has determined the performance obligation is met when the gold concentrate has been processed into an unrefined gold concentrate and is ready to be shipped to the refinery and recognizes revenue at that time.

Sales and accounts receivable for sales are recorded net of charges from the customer which represent components of the transaction price. Charges are estimated by management upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from management’s estimates. Revenue from the sale of concentrate may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue proceeds from concentrate sales are recorded net of the impact of royalties and participation agreements.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $12,836,275 through March 31, 2021 and net loss of $1,544,464 for the three-month period ended March 31, 2021, along with negative working capital of $11,913,276 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as schedule on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Management continues to seek new capital from equity securities issuances or other business arrangements to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

NOTE 3 – PREPAID FORWARD GOLD CONTRACT LIABILITY

During 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the original Purchase Agreement, as amended, PDK agreed to purchase a total of 47,045 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK and the Company would then receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. The Company has the option of paying cash to PDK for the number of ounces to be delivered each month at a rate of $500 per ounce. The Company received a net amount of $13,600,000 in 2019 for the future delivery of these gold ounces.

The Purchase Agreement contains a royalty provision whereby royalties of 4% are due to PDK on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Under the Purchase Agreement, the Company also pays a 5% withholding tax to the state of Utah on the PDK royalty payments. Royalties are payable within 30 days following the end of each fiscal quarter. PDK-related royalties and royalty withholding payable at March 31, 2021 and December 31, 2020 were $296,657 and $221,897, respectively. The March 31, 2021 balance includes royalties payable for the second, third and fourth quarters of 2020 and the first quarter of 2021.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The payment due to PDK is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within four days following each sale. The March 31, 2021 and December 31, 2020 upside participation payable is $836,484 and $576,360, respectively. The March 31, 2021 balance includes participation payments payable for the third and fourth quarters of 2020 and the first quarter of 2021.

In addition, under the agreement, PDK may reduce the required number of ounces to be sold in exchange for up to 8,000 common shares of the Company. As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

Under the terms of the Purchase Agreement, as amended, the Company is obligated to deliver gold in the following quantities:

Months	Gold Ounces per Month	Total Gold Ounces
December 2020	655	655
January 2021 to March 2021	896	2,688
April 2021 to March 2022	911	10,932
April 2022 to March 2023	1,396	16,752
April 2023 to December 2023	1,753	15,777
January 2024	241	241
		47,045

No gold has been delivered under the contract. As of March 31, 2021 and December 31, 2020, a cumulative of 3,343 and 655 ounces, respectively, were scheduled to be delivered to PDK under the terms of the Purchase Agreement. The ounces due but unpaid to PDK at March 31, 2021 have been reflected in current liabilities at the amount calculated based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance and the related contract expense for the three month period ended March 31, 2021 are as follows:

Total ounces to be delivered through March 31, 2021	3,343
Contractual payment per ounce in lieu of delivery	$500
Amount due to PDK at March 31, 2021	$1,671,500
Forward gold contract balance associated with 3,343 ounces	(966,394)
Forward gold contract expense for the three months ended March 31, 2021	$705,106

Prepaid forward gold contract liability balance at December 31, 2020	$13,600,000
Forward gold contract balance associated with 3,343 ounces	(966,394)
Prepaid forward gold contract liability balance at March 31, 2021	$12,633,606

On December 1, 2020, the Company notified PDK that it would not be able to make the December delivery of gold and elected to use one of the delivery postponement options under the Purchase Agreement, as amended. This provision permits the Company to delay delivery by up to 30 days by delivering the amount of gold due within 30 days, plus interest calculated at the default interest rate, thereby causing the December ounces to be come due in January 2021. At the end of this 30-day extension period the Company was unable to deliver the December payment and the amount became due on January 25, 2021.

As of March 31, 2021 and through the issuance of these financial statements, PDK has sent invoices to the Company for the deliveries and payments due. However, no notice of default on the Purchase Agreement has been received PDK. The failure to make gold deliveries under the Purchase Agreement, as amended, provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. The Company is in ongoing negotiations with PDK in an effort to re-negotiate the terms of the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the March 31, 2021 balance sheet.

NOTE 4 – RECLAMATION BONDS

At March 31, 2021 and December 31, 2020, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In December 2020, the Company was notified that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. The amount was remitted to the Utah Division of Oil, Gas and Mining on March 11, 2021.

Total reclamation bonds posted at March 31, 2021 and December 31, 2020 are $947,011 and $758,011, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at March 31, 2021 and December 31, 2020 consists of the following:

	March 31, 2021	December 31, 2020
Ore on leach pad	$5,447,972	$6,583,986
Carbon column in process	96,418	133,640
Finished goods	217,299	129,391
Total	$5,761,689	$6,847,017

Inventories at March 31, 2021 and December 31, 2020 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustments to inventory was $392,820 and $204,127 at March 31, 2021 and December 31, 2020, respectively. A portion of the March 31, 2021 inventory has been classified as non-current. This classification has been based on the amount of gold expected to be sold over the next twelve months, using prior year sales as an estimate.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Equipment	$6,009,676	$6,361,808
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	315,905	315,905
Land improvements	44,840	44,840
	6,427,989	6,780,121
Less accumulated depreciation	(3,223,458)	(3,129,046)
	3,204,531	3,651,075

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(770,982)	(758,851)
	1,726,454	1,738,585

Total	$4,930,985	$5,389,660

For the Kiewit property facilities, amortization based on total units of production was $12,131 and $28,263 for the three months ended March 31, 2021 and 2020. Depreciation expense on property and equipment was $218,259 and $203,739 for the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, the Company was required to return a CAT 740 Haul truck to Wheeler Machinery because the Company was 5 payments delinquent in its obligation on this note payable. The net carrying value of the equipment was $290,889 and the outstanding note payable balance was $86,806. A loss on disposal of equipment of $204,083 was recognized. The truck was purchased by a related party who in February began renting the truck to the Company on a month-to-month rental. See Note 11.

During the three months ended March 31, 2021, the Company acquired a new HP4 crushing system in exchange for its HP3 crushing system which was returned to ICM Solutions, Inc.(“ICM”). Prior to the acquisition, the Company had been renting the HP4 crushing system from ICM and had an accrued rent payable of $158,000. ICM financed the acquisition of the new HP4 crushing system with a new note of $215,510 for the cost of the new equipment, plus accrued rent payable, less the trade-in value of the HP3 crushing system.

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020

Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(792,744)	(770,560)
	3,157,256	3,179,440
Asset retirement obligation
Kiewit Site	725,122	718,289
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	784,515	777,682
Less accumulated amortization	(175,486)	(171,254)
	609,029	606,428

Total	$3,766,285	$3,785,868

The Company is required to pay a 4% net smelter royalty (“NSR”) to PDK on revenues of gold and silver from the Kiewit gold property and the JJS properties.

NOTE 8 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	March 31, 2021	December 31, 2020

Note payable to Wheeler Machinery, collateralized by a 374 DL Excavator, due in 12 monthly installments of $19,575, beginning June 2020, including interest at 8.5%, with a balloon payment due in June 2021 of $150,164.(1) (2)	$235,753	$304,845

Note payable to ICM Solutions, LLC, collateralized by an HP4 crushing system, due in 10 monthly payments of $22,300, beginning March 2021, including interest at 9%.	215,510	-

Note payable to ICM Solutions, LLC, collateralized by 3 grasshopper leg conveyor systems, due in 12 monthly installments of $4,365, beginning April 2020, including interest at 9%, with a balloon payment of $41,696 due in April 2021.(1)	41,393	69,230

Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck (SN2293), originally due in 11 monthly installments of $14,475, beginning May 2019, including interest at 9%, with a balloon payment due in April 2020 of $168,873.(3)	-	86,807

Note payable to Epiroc, collateralized by a used Epiroc drill, due in 6 monthly installments of $22,235, beginning October 2019, the balloon amount of $488,317 was refinanced in April 2020, with a new loan in that amount due in 36 monthly payments of $14,679 including interest at 5.2%.	347,081	386,268

Note payable to Wheeler Machinery, collateralized by a used D8T dozer, originally due in 11 monthly installments of $19,125, beginning August 2019, including interest at 9%, with a balloon payment due in July 2020 of $350,281.(1) (2)	279,847	349,761

Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, the balloon amount of $71,372 was refinanced in May 2020 with 1 payment of $28,823 and 12 monthly payments of $1,903 including interest at 4.6%.	5,669	11,275

	1,125,253	1,208,186
Current portion	(860,885)	(981,759)
Long term portion	$264,368	$226,427

Principal payments due are as follows for the twelve months ended:
March 31, 2022	$860,885
March 31, 2023	264,368
	$1,125,253

Arrangements have been made with Wheeler CAT and ICM Solutions, LLC to accelerate the payment schedule for the first few months of 2021, with no additional penalties other than interest, thereby allowing for the accounts to become current by May 2021.

(1) The Company was between 1 and 3 payments delinquent in its obligation on this note at March 31, 2021.

(2) Wheeler CAT has extended the terms of this 12-month amortization, allowing for continued monthly payments of the same amount until other financing becomes available or until the balance has been paid in full, whichever comes first.

(3) In February 2021, Wheeler CAT requested the return of this equipment because the Company was 5 payments delinquent in its obligation on this note payable. This truck was then purchased from Wheeler CAT by a related party who in February began renting the truck to the Company on a month-to-month rental. See Note 11. This arrangement relieved the Company of any other financial obligation on this note.

NOTE 9 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three-month periods ended March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Asset retirement obligation, beginning of period	$1,233,514	$826,637
Obligation incurred:
Kiewit properties	6,833	94,347
JJS property	-	31,016
Accretion expense	30,487	23,775
Asset retirement obligation, end of period	$1,270,834	$975,775

In the first quarter of 2021 and 2020, the Company updated the asset retirement obligation to reflect a plan for reclamation and closure of the mine at the end of its life. The asset retirement asset and obligation increased by $6,833 and $125,363, respectively, as a result of a change in the estimated timing of costs and the impact of discounting the costs to present value.

The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 10% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

NOTE 10 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month periods ended March 31, 2021 and 2020, the Company had no transactions relating to common stock.

Preferred Stock

The Company’s Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

NOTE 11 – RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in Note 13, the Company had the following related party transactions.

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $3,500 for the three-month periods ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, amounts due to RMH Overhead, LLC for rent of $6,000 and $3,000, respectively, are included in accounts payable and accrued expenses on the balance sheet.

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. See Note 6. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month rental. At March 31, 2021 and December 31, 2020, amounts of $10,000 and nil, respectively, are due to RMH Overhead, LLC for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet.

The Company compensates directors for their contributions to the management of the Company, with one director receiving $6,000 per month and other director receiving $5,000 per quarter. At March 31, 2021 and December 31, 2020, accrued compensation due to directors was $51,000 and $34,000, respectively.

NOTE 12 – REVENUE

Product sales for the three-month periods ended March 31, 2021 and March 31, 2020 are shown below. At March 31, 2021 and December 31, 2020, the Company had gold sales receivable balance of $197,496 and nil. Processing income is received for ore processed for another company.

Once processed, the unrefined gold concentrate is shipped to a refinery where it is refined into gold and silver bullion. The Company receives a percentage of the proceeds from the sale of the gold and silver concentrate which is credited to the Company’s account at the time the concentrate reaches the refinery.

	Three Months ended March 31, 2021	Three Months ended March 31, 2020
Concentrate sales:
Gold	$1,748,208	$1,594,913
Silver	27,339	15,589
	1,775,547	1,610,502
Less: Royalties	(74,760)	(69,962)
Upside participation payments	(260,125)	(173,989)
Outside processing charges	(69,533)	(54,471)
	(404,418)	(298,422)
Net concentrate sales	1,371,129	1,312,080

Processing income	777,586	-
Less: Outside processing charges	(16,730)	-
Net processing income	760,856	-

Total revenue	$2,131,985	$1,312,080

For the three months ended March 31, 2021 and 2020, all revenue from concentrate sales was sold to Asahi Refining. For the three months ended March 31, 2021, all revenue from processing income was received from the outside company whose concentrate sales are to Asahi Refinery.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 3 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At March 31, 2021 and December 31, 2020, the amount due to Tooele County for 2020 is $35,568 and $35,568, respectively.

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

At March 31, 2021 and December 31, 2020 accrued compensation due to officers of the Company was $56,159 and $37,697, respectively. Of the amounts accrued at March 31, 2021 and December 31, 2020, accrued compensation of $37,698 and $26,621 is due to Rick Havenstrite and $18,461 and $11,076 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer.

Director’s Fees

The Company compensates its directors for their service to the Company. At March 31, 2021 and December 31, 2020 accrued compensation due to directors was $51,000 and $34,000.

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

Future amounts to be received from investors could also be subject to this agreement. During the three -month period ended March 31, 2021, the Company recognized no consulting expense relating to this agreement.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative and school trust land fees. Total paid for claims fees in the three -month periods ended March 31, 2021 and, 2020 were nil each period. Claims fees are due in August for the year beginning in September of that year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this 10-Q. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;

●	disruptions in credit and financial markets;

●	global productive capacity;

●	changes in existing mining laws or regulations;

●	changes in product costing;

●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities); and

●	disruptions due to global pandemics or civil unrest.

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

During the first quarter of 2021 we mined and crushed 45,665 tons of mineralized material and 44,346 tons of waste from the open-pit Kiewit Pit. Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun. We intend to continue our drilling program during the second and third quarters of 2021 at a further cost of approximately $175,000. We also intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

We suspended our mining operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in Spring 2018 and again suspended operations in October 2018 for lack of funding. After securing funding in March 2019, we recommenced mining operations late in 2019. Revenues of approximately $9,700,000 from sales of gold and other metals have been received from 2019 through March 31, 2021, bringing total revenue from metals sales from the inception of the processing in 2014 to $15,900,000.

Results of Operations for the Three Months Ended March 31, 2021 and 2020.

The operating loss of $1,489,768 for the three months ended March 31, 2021 as compared to the operating loss of $1,062,950 for the three months ended March 31, 2020 represents increased losses in the amount of $426,818. Increased losses are primarily due to the loss on disposition of equipment and to forward gold contract expense. During the quarters ended March 31, 2021 and 2020, we had net losses of $1,544,464 and $1,090,190, respectively. This represents an increase in net loss of $454,274 for the quarter ended March 31, 2021 over the quarter ended March 31, 2020.

Liquidity and Cash Flow

Net cash provided by operating activities was $443,728 during the three-month period ended March 31, 2021, compared with cash used by operating activities of $781,202 during the three-month period ended March 31, 2020. This $1,224,930 increase in the amount of cash provided by operating activities is primarily attributable to the decrease in inventories during the three months ended March 31, 2021 and changes in the forward gold contract liability balance.

Net cash used by investing activities was $194,094 during the three-month period ended March 31, 2021 compared to $224,189 during the three-month period ended March 31, 2020. This decrease of $30,095 during the three-month period ended March 31, 2021 was due the reduction in additions to property and equipment offset by the increase in reclamation bonds.

Net cash used by financing activities was $211,637 during the three-month period ended March 31, 2021, compared with $161,174 cash used by financing activities during the three-month period ended March 31, 2020. The increase of $50,463 in cash used by financing activities in the three-month period ended March 31, 2021 was due primarily to the increase in payments made on equipment notes payable.

As a result of the above, cash increased by $37,997 during the three-month period ended March 31, 2021 over the cash balance at December 31, 2020, leaving us with a cash balance of $211,284 as of March 31, 2021.

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

Revenue Recognition

Sales of all metal products are recorded as revenues when title and risk of loss transfer to the purchaser. Sales to the purchaser are recorded at gross sales price less charges for treatment, refining, smelting and other sales charges. Processing income is recorded as revenues when the unrefined gold concentrate is shipped to the refinery where it is refined into gold and silver bullion.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at March 31, 2021 and 2020.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $12,836,275, and negative working capital of $11,913,276 through March 31, 2021 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Management continues to seek new capital from equity securities issuances or other business arrangements to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer, who serves as our principal executive officer; and our Treasurer, who serves as our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The Chief Executive Officer and Treasurer have concluded that as of the Evaluation Date, due to the existence of material weaknesses, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Purchase Agreement, as amended, was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Purchase Agreement, as amended. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the gold deliveries for January, February, March, and April of 2021 and anticipate that we will be unable to make deliveries until at least third quarter of this fiscal year. The failure to make gold deliveries under the Purchase Agreement, as amended, provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. As of the filing date of this report, we are obligated to deliver to PDK 4,254 ounces of gold, plus default interest in the amount of $10,690 (calculated at the rate of LIBOR plus 2%), under the Purchase Agreement, as amended. We are involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

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

Desert Hawk Gold Corp.

Date: May 17, 2021	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)