Form 10-Q
period 2021-06-30
Desert Hawk Gold Corp.
filed 2021-08-23
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of August 23, 2021: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP.

BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,375	$173,287
Accounts receivable	9,305	-
Inventories (NOTE 5)	4,455,677	5,341,997
Prepaid expenses and other current assets	14,729	18,713
TOTAL CURRENT ASSETS	4,687,086	5,533,997
INVENTORIES (NOTE 5)	1,197,018	1,505,020
PROPERTY AND EQUIPMENT, net (NOTE 6)	5,076,244	5,389,660
MINERAL PROPERTIES AND INTERESTS, net (NOTE 7)	3,751,763	3,785,868
RECLAMATION BONDS (NOTE 4)	947,051	758,011
TOTAL ASSETS	$15,659,162	$16,972,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$447,317	$1,459,605
Royalties and upside participation payable (NOTE 3)	1,375,842	798,257
Accrued liabilities – officers and other wages (NOTE 13)	112,159	71,697
Notes payable – equipment, current portion (NOTE 8)	819,294	981,759
Settlement of consulting contract payable	200,000	200,000
Prepaid forward gold contract liability, current portion (NOTE 3)	-	3,336,618
Due to PDK in lieu of gold deliveries (NOTE 3)	3,038,000	-
Prepaid forward gold contract liability (NOTE 3)	11,843,550	10,263,382
TOTAL CURRENT LIABILITIES	17,836,162	6,847,936
LONG-TERM LIABILITIES
Note payable – equipment, net of current portion (NOTE 8)	189,923	226,427
Asset retirement obligation (NOTE 9)	1,301,321	1,233,514
TOTAL LONG-TERM LIABILITIES	1,491,244	11,723,323
TOTAL LIABILITIES	19,327,406	18,571,259
COMMITMENTS AND CONTINGENCIES (NOTE 4, 7 AND 13)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(13,361,352)	(11,291,811)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,668,244)	(1,598,703)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,659,162	$16,972,556

The accompanying notes are an integral part of these unaudited financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE
Sales	$1,615,791	$1,393,967	$3,747,776		$2,706,047

OPERATING EXPENSES
General production and project costs	$850,840	$946,963	$2,959,742		$2,332,484
Processing costs	65,196	-	143,144		-
Depreciation and amortization	237,424	298,475	494,230		590,826
Other operating costs	102,557	122,959	135,161		299,650
Exploration expense	4,997	38,144	4,997		342,350
Legal and professional	41,005	15,146	113,436		89,382
Officers and directors fees	78,371	87,718	167,665		171,472
General and administrative	120,966	69,446	195,545		129,682
Loss on disposal of equipment	30,081	2,127	234,164		162
Forward gold contract expense (NOTE 3)	576,444	-	1,281,550		-
TOTAL OPERATING EXPENSES	2,107,881	1,580,978	5,729,634		3,956,008
LOSS FROM OPERATIONS	(492,090)	(187,011)	(1,981,858)		(1,249,961)
OTHER INCOME (EXPENSE)
Interest and other income	40	-	40		375
Interest expense – equipment financing	(29,415)	(20,214)	(52,878)		(47,829)
Interest expense - other	(3,612)	(853)	(34,845)		(853)
TOTAL OTHER INCOME (EXPENSE)	(32,987)	(21,067)	(87,683)		(48,307)
NET LOSS BEFORE INCOME TAX	(525,077)	(208,078)	(2,069,541)		(1,298,268)
Provision (benefit) for income tax	-	-	-		-
NET LOSS	$(525,077)	$(208,078)	$(2,069,541)		$(1,298,268)
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.08)	$	Nil
Basic and diluted weighted average number shares outstanding	26,831,603	26,631,603	26,831,603		26,631,603

The accompanying notes are an integral part of these unaudited financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

For the three and six months ended June 30, 2021 and 2020 (UNAUDITED)

	Common Stock				Total
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Stockholders Equity (Deficit)

BALANCE, December 31, 2019	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890
Net loss	-	-	-	(1,090,190)	(1,090,190)
BALANCE, March 31, 2020	26,631,603	$26,633	$9,466,475	$(10,541,408)	$(1,048,300)
Net loss	-	-	-	(208,078)	(208,078)
BALANCE, June 30, 2020	26,631,603	$26,633	$9,466,475	$(10,749,486)	$(1,256,378)

BALANCE, December 31, 2020	26,831,603	$26,833	$9,666,275	$(11,291,811)	$(1,598,703)
Net loss	-	-	-	(1,544,464)	(1,544,464)
BALANCE, March 31, 2021	26,831,603	$26,833	$9,666,275	$(12,836,275)	$(3,143,167)
Net loss	-	-	-	(525,077)	(525,077)
BALANCE, June 30, 2021	26,831,603	$26,833	$9,666,275	$(13,361,352)	$(3,668,244)

The accompanying notes are an integral part of these unaudited financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,069,541)	$(1,298,268)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	494,230	590,826
Accretion of asset retirement obligation	60,974	46,688
Write down of inventory to net realizable value	108,993	-
Loss on disposal of equipment	234,164	162
Changes in operating assets and liabilities:
Accounts receivable	(9,305)	-
Inventories	1,085,329	(1,320,797)
Prepaid expenses and other current assets	3,984	110,701
Accounts payable and accrued expenses	(925,843)	379,273
Royalties and upside participation payable (NOTE 3)	577,585	-
Accrued liabilities – officer and other wages	40,462	-
Due to PDK in lieu of gold deliveries (NOTE 3)	3,038,000	-
Prepaid forward gold contract liability (NOTE 3)	(1,756,450)	-
Net cash provided (used) by operating activities	882,582	(1,491,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(118,887)	(459,312)
Payments for collateral on reclamation bonds	(189,040)	(375)
Net cash used by investing activities	(307,927)	(459,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – SBA	-	463,497
Payment of notes payable - equipment	(540,567)	(291,309)
Net cash provided (used) by financing activities	(540,567)	172,188
Net increase (decrease) in cash and cash equivalents	34,088	(1,778,914)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	173,287	2,116,432
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207,375	$337,518

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable – equipment	$426,751	$447,650
Accrued rent satisfied with equipment trade-in	$158,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity (deficit) contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the three- and six-month periods ended June 30, 2021 and 2020. The operating and financial results for the Company for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of June 30, 2021, the Company had a limited operating history and actual results only over a short period of time.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value which for June 30, 2021 is net realizable value. A portion of the June 30, 2021 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on annualized ounces sold year to date. See Note 5.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

For the three and six months ended June 30, 2021 and 2020, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

Processing Income: The Company processes ore for another company. Once processed, the unrefined gold concentrate is shipped to a refinery where it is refined into gold and silver bullion. The Company receives a percentage of the proceeds from the sale of the gold and silver concentrate which is paid to the Company by the seller within two days after the sale. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and when the transaction price and number of ounces can be determined or reasonably estimated.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $13,361,352 through June 30, 2021 and net loss of $2,069,541 for the six-month period ended June 30, 2021, along with negative working capital of $13,149,076 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as scheduled on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The update was adopted as of January 1, 2021, and its adoption did not have a material impact on the Company’s financial statements.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

The Purchase Agreement contains a royalty provision whereby royalties of 4% are due to PDK on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Under the Purchase Agreement, the Company also pays a 5% withholding tax to the state of Utah on the PDK royalty payments. Royalties are payable within 30 days following the end of each fiscal quarter. PDK-related royalties and royalty withholding payable at June 30, 2021 and December 31, 2020 were $347,942 and $221,897, respectively. The June 30, 2021 balance includes royalties payable for the second, third and fourth quarters of 2020 and the first and second quarters of 2021.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The payment due to PDK is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within four days following each sale. The June 30, 2021 and December 31, 2020 upside participation payable is $1,027,900 and $576,360, respectively. The June 30, 2021 balance includes participation payments payable for the third and fourth quarters of 2020 and the first and second quarters of 2021.

In addition, under the Purchase Agreement, PDK may reduce the required number of ounces to be sold in exchange for up to 8,000 common shares of the Company. As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company and has issued and recorded a Leasehold Deed of Trust, Assignment of Leases, Rents, As Extracted Collateral and Contracts, Security Agreement and Fixture Filing. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

Under the terms of the Purchase Agreement, as amended, the Company is obligated to deliver gold in the following quantities:

Months	Gold Ounces per Month	Total Gold Ounces
December 2020	655	655
January 2021 to March 2021	896	2,688
April 2021 to March 2022	911	10,932
April 2022 to March 2023	1,396	16,752
April 2023 to December 2023	1,753	15,777
January 2024	241	241
		47,045

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

No gold has been delivered under the contract. As of June 30, 2021 and December 31, 2020, a cumulative of 6,076 and 655 ounces, respectively, were scheduled to be delivered to PDK under the terms of the Purchase Agreement. The ounces due but unpaid to PDK at June 30, 2021 have been reflected in current liabilities at the amount calculated based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance and the related contract expense for the six-month period ended June 30, 2021 are as follows:

Total ounces to be delivered through June 30, 2021	6,076
Contractual payment per ounce in lieu of delivery	$500
Amount due to PDK at June 30, 2021	$3,038,000
Forward gold contract balance associated with 6,076 ounces	(1,756,450)
Forward gold contract expense for the six months ended June 30, 2021	$1,281,550

Prepaid forward gold contract liability balance at December 31, 2020	$13,600,000
Forward gold contract balance associated with 6,076 ounces	(1,756,450)
Prepaid forward gold contract liability balance at June 30, 2021	$11,843,550

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

As of June 30, 202,1 and through the issuance of these financial statements, PDK has sent invoices to the Company for the deliveries and payments due. However, no notice of default on the Purchase Agreement has been received from PDK. The failure to make gold deliveries under the Purchase Agreement, as amended, provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. The Company is in ongoing negotiations with PDK in an effort to re-negotiate the terms of the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the June 30, 2021 balance sheet.

NOTE 4 – RECLAMATION BONDS

At June 30, 2021 and December 31, 2020, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In December 2020, the Company was notified by the Utah Department of Natural Resources that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. The amount was remitted to the Utah Division of Oil, Gas and Mining on March 11, 2021.

Total reclamation bonds posted at June 30, 2021 and December 31, 2020 are $947,051 and $758,011, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 5 – INVENTORIES

Inventories at June 30, 2021 and December 31, 2020 consists of the following:

	June 30, 2021	December 31, 2020
Ore on leach pad	$5,250,797	$6,583,986
Carbon column in process	245,089	133,640
Finished goods	156,809	129,391
	5,652,695	6,847,017
Less long-term portion	(1,197,018)	(1,505,020)
Total	$4,455,677	$5,341,997

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

Inventories at June 30, 2021 and December 31, 2020 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustment to inventory was ($108,993) and $204,127 at June 30, 2021 and December 31, 2020, respectively. A portion of the June 30, 2021 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on annualized ounces sold year to date. See Note 2.

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Equipment	$6,314,330	$6,361,808
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	315,905	315,905
Land improvements	44,840	44,840
	6,732,643	6,780,121
Less accumulated depreciation	(3,377,226)	(3,129,046)
	3,355,417	3,651,075

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(776,609)	(758,851)
	1,720,827	1,738,585

Total	$5,076,244	$5,389,660

For the Kiewit property facilities, amortization based on total units of production was $5,627 and $26,194 for the three months ended June 30, 2021 and 2020, respectively. For the Kiewit property facilities, amortization based on total units for production was $17,758 and $54,457 for the six months ended June 30, 2021 and 2020, respectively.

Depreciation expense on property and equipment was $217,274 and $203,739 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense on property and equipment was $435,533 and $421,629 for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, the Company was required to return a CAT 740 Haul truck to Wheeler Machinery because the Company was 5 payments delinquent in its obligation on this note payable. The net carrying value of the equipment was $290,889 and the outstanding note payable balance was $86,806. A loss on disposal of equipment of $204,083 was recognized. The truck was purchased by a related party who in February began renting the truck to the Company on a month-to-month rental. See Note 11.

During the six months ended June 30, 2021, the Company acquired a new HP4 crushing system in exchange for its HP3 crushing system which was returned to ICM Solutions, Inc. (“ICM”). Prior to the acquisition, the Company had been renting the HP4 crushing system from ICM and had an accrued rent payable of $158,000. ICM financed the acquisition of the new HP4 crushing system with a new note of $215,510 for the cost of the new equipment, plus accrued rent payable, less the trade-in value of the HP3 crushing system.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 7 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020

Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(803,036)	(770,560)
	3,146,964	3,179,440
Asset retirement obligation
Kiewit Site	725,122	718,289
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	784,515	777,682
Less accumulated amortization	(179,716)	(171,254)
	604,799	606,428

Total	$3,751,763	$3,785,868

The Company is required to pay a 4% net smelter royalty (“NSR”) to PDK on revenues of gold and silver from the Kiewit gold property and the JJS properties.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 8 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	June 30, 2021	December 31, 2021
Note payable to Wheeler Machinery, collateralized by a 374 DL Excavator, due in 12 monthly installments of $19,575, beginning June 2020, including interest at 8.5%, with a balloon payment due in June 2021 of $150,164. (1)	$119,331	$304,845
Note payable to ICM Solutions, LLC, collateralized by an HP4 crushing system, due in 10 monthly payments of $22,300, beginning March 2021, including interest at 9%.	130,357	-
Note payable to ICM Solutions, LLC, collateralized by 3 grasshopper leg conveyor systems, due in 12 monthly installments of $4,365, beginning April 2020, including interest at 9%. (1)	29,216	69,230
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck (SN2293), originally due in 11 monthly installments of $14,475, beginning May 2019, including interest at 9%, with a balloon payment due in April 2020 of $168,873. (2)	-	86,807
Note payable to Epiroc, collateralized by a used Epiroc drill, due in 6 monthly installments of $22,235, beginning October 2019, the balloon amount of $488,317 was refinanced in April 2020, with a new loan in that amount due in 36 monthly payments of $14,679 including interest at 5.2%.	307,383	386,268
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, originally due in 11 monthly installments of $19,125, beginning August 2019, including interest at 9%, with a balloon payment due in July 2020 of $350,281. (1)	211,689	349,761
Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, the balloon amount of $71,372 was refinanced in May 2020 with 1 payment of $28,823 and 12 monthly payments of $1,903 including interest at 4.6%.	-	11,275
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul Truck, due in 14 monthly installments of $14,475, beginning in July 2021, including interest at 7.48%, with a balloon payment due in August 2022 of $18,185.	211,241	-
	1,009,217	1,208,186
Current portion	(819,294)	(981,759)
Long term portion	$189,923	$226,427
Principal payments due are as follows for the twelve months ended: June 30, 2022	$819,294
June 30, 2023	189,923
Total	$1,009,217

Arrangements have been made with Wheeler CAT and ICM Solutions, LLC to accelerate the payment schedules of their notes for the first few months of 2021, with no additional penalties other than interest, thereby allowing for the accounts to become current by May 2021.

(1)	Wheeler CAT has extended the terms of this 12-month amortization, allowing for continued monthly payments of the same amount until other financing becomes available or until the balance has been paid in full, whichever comes first.

(2)	In February 2021, Wheeler CAT requested the return of this equipment because the Company was 5 payments delinquent in its obligation on this note payable. This truck was then purchased from Wheeler CAT by a related party who in February began renting the truck to the Company on a month-to-month rental. See Note 11. This arrangement relieved the Company of any other financial obligation on this note.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 9 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the six-month periods ended June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Asset retirement obligation, beginning of period	$1,233,514	$826,637
Obligation incurred:
Kiewit properties	6,833	94,347
JJS property	-	31,016
Accretion expense	60,974	46,688
Asset retirement obligation, end of period	$1,301,321	$998,688

In the first quarter of 2021 and 2020, the Company updated the asset retirement obligation to reflect a plan for reclamation and closure of the mine at the end of its life. The asset retirement asset and obligation increased by $6,833 and $125,363, respectively, as a result of a change in the estimated timing of costs and the impact of discounting the costs to present value.

The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 10% from the time the Company incurred the obligation to the time we expect to pay the retirement obligation.

NOTE 10 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the six-month periods ended June 30, 2021 and 2020, the Company had no transactions relating to common stock.

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

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $4,500 for the three months ended June 30, 2021 and 2020. The Company recognized rent expense of $9,000 and $8,000 for the six-month periods ended June 30, 2021 and 2020. At June 30, 2021 and December 31, 2020, there are no amounts due to RMH Overhead, LLC for rent.

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. See Note 6. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month rental. At June 30, 2021 and December 31, 2020, amounts of $10,000 and nil, respectively, are due to RMH Overhead, LLC for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet.

The Company compensates directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At June 30, 2021 and December 31, 2020, accrued compensation due to directors was $56,000 and $34,000, respectively.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 12 – REVENUE

At June 30, 2021 and December 30, 2020, the Company had a receivable balance from processing sales of $9,305 and nil. Processing sales are received for ore processed for another company.

Product sales for the three-month periods ended June 30, 2021 and June 30, 2020 are shown below:

	Three Months ended June 30, 2021	Three Months ended June 30, 2020
Concentrate sales:
Gold	$1,234,979	$1,733,906
Silver	19,168	16,296
	1,254,147	1,750,202
Less: Royalties	(52,806)	(47,045)
Upside participation payments	(191,415)	(236,932)
Outside processing charges	(69,775)	(72,258)
	(313,996)	(356,235)
Net concentrate sales	940,151	1,393,967

Processing sales	684,609	-
Less: Outside processing charges	(8,969)	-
Net processing sales	675,640	-

Total sales	$1,615,791	$1,393,967

Product sales for the six-month periods ended June 30, 2021 and June 30, 2020 are shown below:

	Six Months ended June 30, 2021	Six Months ended June 30, 2020
Concentrate sales:
Gold	$2,983,188	$3,328,820
Silver	46,507	31,885
	3,029,695	3,360,705
Less: Royalties	(127,566)	(117,008)
Upside participation payments	(451,540)	(410,921)
Outside processing charges	(139,308)	(126,729)
	(718,414)	(654,658)
Net concentrate sales	2,311,281	2,706,047

Processing sales	1,462,195	-
Less: Outside processing charges	(25,700)	-
Net processing sales	1,436,495	-

Total sales	$3,747,776	$2,706,047

For the three and six months ended June 30, 2021 and 2020, all sales from concentrate sales was sold to Asahi Refining. For the three and six months ended June 30, 2021, all sales from processing income was received from the outside company whose concentrate sales are to Asahi Refinery.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 13– COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 4 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At June 30, 2021 and December 31, 2020, the amount due to Tooele County for 2020 is Nil and $35,568, respectively.

Employment Agreements

The Company has an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement, as amended, requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $144,000 plus certain performance compensation upon fulfillment of established goals. The agreement allows the board of directors to terminate Mr. Havenstrite’ s employment at any time, providing for a severance payment upon termination without cause.

At June 30, 2021 and December 31, 2020 accrued compensation due to officers of the Company was $56,159 and $37,697, respectively. Of the amounts accrued at June 30, 2021 and December 31, 2020, accrued compensation of $37,698 and $26,621 is due to Rick Havenstrite and $18,461 and $11,076 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer.

Director’s Fees

The Company compensates its directors for their service to the Company. At June 30, 2021 and December 31, 2020, accrued compensation due to directors was $56,000 and $34,000.

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

Future amounts to be received from investors could also be subject to this agreement. During the three -month period ended June 30, 2021, the Company recognized no consulting expense relating to this agreement.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative and school trust land fees. Total paid for claims fees paid during the three -and six- month periods ended June 30, 2021 and, 2020 were nil each period. Claims fees are due in August for the year beginning in September of that year.

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

During the second quarter of 2021 we mined and crushed 24,172 tons of mineralized material and 57,874 tons of waste from the open-pit Kiewit Pit. Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun. We intend to continue our drilling program during the third quarter of 2021 at a further cost of approximately $175,000. We also intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

We suspended our mining operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in Spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we have recommenced mining operations. Revenues of approximately $12,700,000 from sales of gold and other metals have been received through June 30, 2021, bringing total revenue from metals sales from the inception of the processing in 2014 to $18,900,000.

Results of Operations for the Six Months Ended June 30, 2021 and 2020.

The operating loss of $1,981,858 for the six months ended June 30, 2021, as compared to the operating loss of $1,249,961 for the six months ended June 30, 2020 represents increased losses in the amount of $731,897. Increased losses are primarily due to the loss on impairment of equipment and to forward gold contract expense.

During the quarters ended June 30, 2021 and 2020, we had net losses of $525,077 and $208,078, respectively. This represents an increase in net loss of $ 316,999 for the quarter ended June 30, 2021, over the quarter ended June 30, 2020.

Liquidity and Cash Flow

Net cash provided by operating activities was $882,582 during the six-month period ended June 30, 2021, compared with cash used by operating activities of $1,491,415 during the six-month period ended June 30, 2020. This $2,373,997 increase in the amount of cash provided by operating activities is primarily attributable to the decrease in inventories during the six months ended June 30, 2021, and changes in the forward gold contract liability and the amount due to PDK in lieu of cash balances.

Net cash used by investing activities was $307,927 during the six-month period ended June 30, 2021 compared to $459,687 during the six-month period ended June 30, 2020. This decrease of $151,760 during the six-month period ended June 30, 2021 was due the reduction in additions to property and equipment offset by the increase in reclamation bonds.

Net cash used by financing activities was $540,567 during the six-month period ended June 30, 2021, compared with $172,188 cash provided by financing activities during the six-month period ended June 30, 2020. The increase of $712,755 in cash used by financing activities in the six-month period ended June 30, 2021 was due primarily to the increase in payments made on equipment notes payable.

As a result of the above, cash increased by $34,088 during the six-month period ended June 30, 2021 over the cash balance at December 31, 2020, leaving us with a cash balance of $207,375 as of June 30, 2021.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at June 30, 2021 and 2020.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $13,361,352 , and negative working capital of $13,149,076 through June 30, 2021, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer, who serves as our principal executive officer; and our Treasurer, who serves as our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The Chief Executive Officer and Treasurer have concluded that as of the Evaluation Date, due to the existence of material weaknesses, our disclosure controls and procedures were not effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the monthly gold deliveries beginning January through July of 2021 and anticipate that we will be unable to make deliveries until at least third quarter of this fiscal year. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. As of the filing date of this report, we are obligated to deliver to PDK 6,987 ounces of gold, plus default interest in the amount of $42,995(calculated at the rate of LIBOR plus 2%), under the Amended Agreement. We are involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this quarterly report.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
95	Mine Safety Disclosure
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Desert Hawk Gold Corp.

Date: August 23, 2021	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)