Form 10-Q
period 2021-09-30
Desert Hawk Gold Corp.
filed 2021-11-16
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of November 16, 2021: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP.

CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$471,843	$173,287
Accounts receivable	59,675	-
Inventories (NOTE 4 )	4,269,824	5,341,997
Prepaid expenses and other current assets	32,154	18,713
TOTAL CURRENT ASSETS	4,833,496	5,533,997
INVENTORIES (NOTE 4 )	1,466,297	1,505,020
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,973,976	5,389,660
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,707,316	3,785,868
RECLAMATION BONDS (NOTE 3)	947,084	758,011
TOTAL ASSETS	$15,928,169	$16,972,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$306,242	$1,459,605
Royalties and upside participation payable (NOTE 7)	1,718,150	798,257
Accrued liabilities – officers and other wages (NOTE 13)	117,159	71,697
Notes payable – equipment, current portion (NOTE 8)	677,934	981,759
Settlement of consulting contract payable	200,000	200,000
Prepaid forward gold contract liability, current portion (NOTE 7)	11,053,494	3,336,618
Due to PDK in lieu of gold deliveries (NOTE 7)	4,404,500	-
TOTAL CURRENT LIABILITIES	18,477,479	6,847,936
LONG-TERM LIABILITIES
Note payable – equipment, net of current portion (NOTE 8)	119,071	226,427
Asset retirement obligation (NOTE 9)	1,331,808	1,233,514
Prepaid forward gold contract liability (NOTE 7)	-	10,263,382
TOTAL LONG-TERM LIABILITIES	1,450,879	11,723,323
TOTAL LIABILITIES	19,928,358	18,571,259
COMMITMENTS AND CONTINGENCIES (NOTE 4, 7 AND 13)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(13,693,297)	(11,291,811)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,000,189)	(1,598,703)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,928,169	$16,972,556

The accompanying notes are an integral part of these unaudited financial statements.

DESERT HAWK GOLD CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE
Sales (NOTE 12)	$2,129,790	$1,499,729	$5,877,566	$4,205,776

OPERATING EXPENSES
General production and project costs	$1,155,365	$1,154,944	$4,115,107	$3,487,428
Processing costs	56,345	-	199,489	-
Depreciation and amortization	287,662	321,075	781,892	911,901
Other operating costs	128,412	181,374	263,573	481,024
Consulting expense	-	65,055	-	65,055
Exploration expense	4,086	-	9,083	342,350
Legal and professional	36,679	14,204	150,115	103,586
Officers and directors fees	89,761	87,615	257,426	259,087
General and administrative	81,502	104,112	277,047	233,794
Loss on disposal of equipment	5,487	-	239,651	162
Forward gold contract expense (NOTE 7)	576,444	-	1,857,994	-
TOTAL OPERATING EXPENSES	2,421,743	1,928,379	8,151,377	5,884,387
LOSS FROM OPERATIONS	(291,953)	(428,650)	(2,273,811)	(1,678,611)
OTHER INCOME (EXPENSE)
Interest and other income	10,033	5,442	10,073	5,817
Interest expense – equipment financing	(18,994)	(28,685)	(71,872)	(76,514)
Interest expense - other	(31,031)	(3,357)	(65,876)	(4,210)
TOTAL OTHER INCOME (EXPENSE)	(39,992)	(26,600)	(127,675)	(74,907)
NET LOSS BEFORE INCOME TAX	(331,945)	(455,250)	(2,401,486)	(1,753,518)
Provision (benefit) for income tax	-	-	-	-
NET LOSS	$(331,945)	$(455,250)	$(2,401,486)	$(1,753,518)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.09)	$(0.07)
Basic and diluted weighted average number shares outstanding	26,831,603	26,798,994	26,831,603	26,687,807

The accompanying notes are an integral part of these unaudited financial statements.

DESERT HAWK GOLD CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

For the three and nine months ended September 30, 2021 and 2020 (UNAUDITED)

	Common Stock				Total
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

BALANCE, December 31, 2019	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890
Net loss	-	-	-	(1,090,190)	(1,090,190)
BALANCE, March 31, 2020	26,631,603	26,633	9,466,475	(10,541,408)	(1,048,300)
Net loss	-	-	-	(208,078)	(208,078)
BALANCE, June 30, 2020	26,631,603	26,633	9,466,475	(10,749,486)	(1,256,378)
Common stock issued for cash at $1.00 per share	200,000	200	199,800	-	200,000
Net loss	-	-	-	(455,250)	(455,250)
BALANCE, September 30, 2020	26,831,603	$26,833	$9,666,275	$(11,204,736)	$(1,511,628)

BALANCE, December 31, 2020	26,831,603	$26,833	$9,666,275	$(11,291,811)	$(1,598,703)
Net loss	-	-	-	(1,544,464)	(1,544,464)
BALANCE, March 31, 2021	26,831,603	26,833	9,666,275	(12,836,275)	(3,143,167)
Net loss	-	-	-	(525,077)	(525,077)
BALANCE, June 30, 2021	26,831,603	26,833	9,666,275	(13,361,352)	(3,668,244)
Net loss	-	-	-	(331,945)	(331,945)
BALANCE, September 30, 2021	26,831,603	$26,833	$9,666,275	$(13,693,297)	$(4,000,189)

The accompanying notes are an integral part of these unaudited financial statements.

DESERT HAWK GOLD CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,401,486)	$(1,753,518)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	781,892	911,901
Accretion of asset retirement obligation	91,461	69,601
Write down of inventory to net realizable value	1,265,018	-
Loss on disposal of equipment	239,651	162
Changes in operating assets and liabilities:
Accounts receivable	(59,675)	-
Inventories	(154,122)	(2,073,902)
Prepaid expenses and other current assets	(13,441)	144,226
Accounts payable and accrued expenses	(995,363)	1,033,153
Royalties and upside participation payable (NOTE 7)	919,893	-
Accrued liabilities – officer and other wages	45,462	21,005
Due to PDK in lieu of gold deliveries (NOTE 7)	4,404,500	-
Prepaid forward gold contract liability (NOTE 7)	(2,546,506)	-
Net cash provided (used) by operating activities	1,577,284	(1,647,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(191,371)	(545,197)
Payments for collateral on reclamation bonds	(189,073)	(375)
Proceeds from sales of property and equipment	6,000	-
Net cash used by investing activities	(374,444)	(545,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – SBA	-	463,497
Proceeds from issuance of common stock	-	200,000
Payment of notes payable - equipment	(904,284)	(499,804)
Net cash provided (used) by financing activities	(904,284)	163,693
Net increase (decrease) in cash and cash equivalents	298,556	(2,029,251)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	173,287	2,116,432
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$471,843	$87,181

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable – equipment	$579,909	$447,650
Accrued rent satisfied with equipment trade-in	$158,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations, cash flows and stockholders’ equity (deficit) contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the three- and nine-month periods ended September 30, 2021 and 2020. The operating and financial results for the Company for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

SEPTEMBER 30, 2021

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type). The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time. As of September 30, 2021, the Company had a limited operating history and actual results only over a short period of time.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value which for September 30, 2021 is net realizable value. A portion of the September 30, 2021 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on annualized ounces sold year to date. See Note 4.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

For the three and nine months ended September 30, 2021 and 2020, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $13,693,297 through September 30, 2021 and net loss of $2,401,486 for the nine-month period ended September 30, 2021, along with negative working capital of $13,643,983 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as scheduled on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 7). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SEPTEMBER 30, 2021

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – RECLAMATION BONDS

At September 30, 2021 and December 31, 2020, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In December 2020, the Company was notified by the Utah Department of Natural Resources that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. The amount was remitted to the Utah Division of Oil, Gas and Mining on March 11, 2021.

Total reclamation bonds posted at September 30, 2021 and December 31, 2020 are $947,084 and $758,011, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 4 – INVENTORIES

Inventories at September 30, 2021 and December 31, 2020 consists of the following:

	September 30,	December 31,
	2021	2020
Ore on leach pad	$5,328,635	$6,583,986
Carbon column in process	225,215	133,640
Finished goods	182,271	129,391
	5,736,121	6,847,017
Less long-term portion	(1,466,297)	(1,505,020)
Total	$4,269,824	$5,341,997

Inventories at September 30, 2021 and December 31, 2020 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustment to inventory was $1,265,018 and $204,127 at September 30, 2021 and December 31, 2020, respectively. A portion of the September 30, 2021 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on annualized ounces sold year to date.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Equipment	$6,443,815	$6,361,808
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	322,045	315,905
Land improvements	44,840	44,840
	6,868,268	6,780,121
Less accumulated depreciation	(3,594,707)	(3,129,046)
	3,273,561	3,651,075

Kiewit property facilities	2,497,435	2,497,436
Less accumulated amortization	(797,021)	(758,851)
	1,700,414	1,738,585

Total	$4,973,976	$5,389,660

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

For the Kiewit property facilities, amortization based on total units of production was $20,412 and $28,817 for the three months ended September 30, 2021 and 2020, respectively. For the Kiewit property facilities, amortization based on total units for production was $38,170 and $83,965 for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation expense on property and equipment was $222,804 and $231,824 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense on property and equipment was $658,337 and $653,453 and for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, the Company was required to return a CAT 740 Haul truck to Wheeler Machinery because the Company was 5 payments delinquent in its obligation on this note payable. The net carrying value of the equipment was $290,889 and the outstanding note payable balance was $86,806. A loss on disposal of equipment of $204,083 was recognized. The truck was purchased by a related party who in February began renting the truck to the Company on a month-to-month rental. See Note 11.

During the nine months ended September 30, 2021, the Company acquired a new HP4 crushing system in exchange for its HP3 crushing system which was returned to ICM Solutions, Inc. (“ICM”). Prior to the acquisition, the Company had been renting the HP4 crushing system from ICM and had an accrued rent payable of $158,000. ICM financed the acquisition of the new HP4 crushing system with a new note of $215,510 for the cost of the new equipment, plus accrued rent payable, less the trade-in value of the HP3 crushing system.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(840,363)	(770,560)
	3,109,638	3,179,440
Asset retirement obligation assets
Kiewit Site	725,122	718,289
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	784,515	777,682
Less accumulated amortization	(186,837)	(171,254)
	597,679	606,428

Total	$3,707,316	$3,785,868

The Company is required to pay a 4% net smelter royalty (“NSR”) to PDK on revenues of gold and silver from the Kiewit gold property and the JJS properties.

NOTE 7 – PREPAID FORWARD GOLD CONTRACT LIABILITY

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

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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
		47,045

No gold has been delivered under the contract. As of September 30, 2021 and December 31, 2020, a cumulative of 8,809 and 655 ounces, respectively, were scheduled to be delivered to PDK under the terms of the Purchase Agreement. The ounces due but unpaid to PDK at September 30, 2021 have been reflected in “due to PDK in lieu of gold deliveries’ at the amount calculated based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance and the related contract expense for the nine-month period ended September 30, 2021 are as follows:

Total ounces to be delivered through September 30, 2021	8,809
Contractual payment per ounce in lieu of delivery	$500
Amount due to PDK at September 30, 2021	$4,404,500
Forward gold contract balance associated with 8,809 ounces	(2,546,506)
Forward gold contract expense for the nine months ended September 30, 2021	$1,857,994

Prepaid forward gold contract liability balance at December 31, 2020	$13,600,000
Forward gold contract balance associated with 8,809 ounces	(2,546,506)
Prepaid forward gold contract liability balance at September 30, 2021	$11,053,494

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

As of September 30, 2021, and through the issuance of these financial statements, PDK has sent invoices to the Company for the deliveries and payments due. However, no notice of default on the Purchase Agreement has been received from PDK. The failure to make gold deliveries under the Purchase Agreement, as amended, provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. The Company is in ongoing negotiations with PDK in an effort to re-negotiate the terms of the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the September 30, 2021 balance sheet. Accrued interest of $65,792 and $ Nil is in included in accounts payable and accrued liabilities as of September 30, 2021 and December 31, 2020, respectively.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

The September 30, 2021 balance includes royalties payable for the second, third and fourth quarters of 2020 and the first, second and third quarters of 2021. The September 30, 2021 balance includes participation payments payable for the third and fourth quarters of 2020 and the first, second and third quarters of 2021. The following is a summary of royalties, upside participation and interest payable:

	September 30,	December 31,
	2021	2020
Royalties payable	$404,316	$210,802
Royalties withholding payable	19,760	11,095
Upside participation payable	1,294,074	576,360
Interest payable	65,792	5,600
Total	$1,783,942	$803,857

NOTE 8 – NOTES PAYABLE – EQUIPMENT

The following is a summary of the equipment notes payable:

	September 30,	December 31,
	2021	2020
Note payable to Wheeler Machinery, collateralized by a 374 DL Excavator, due in 12 monthly installments of $19,575, beginning June 2020, including interest at 8.5%, with a balloon payment due in June 2021 of $150,164. (1)	$61,759	$304,845
Note payable to ICM Solutions, LLC, collateralized by an HP4 crushing system, due in 10 monthly payments of $22,300, beginning March 2021, including interest at 9%.	65,909	-
Note payable to ICM Solutions, LLC, collateralized by 3 grasshopper leg conveyor systems, due in 12 monthly installments of $4,365, beginning April 2020, including interest at 9%. (1)	16,976	69,230
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck (SN2293), originally due in 11 monthly installments of $14,475, beginning May 2019, including interest at 9%, with a balloon payment due in April 2020 of $168,873. (2)	-	86,807
Note payable to Epiroc, collateralized by a used Epiroc drill, due in 6 monthly installments of $22,235, beginning October 2019, the balloon amount of $488,317 was refinanced in April 2020, with a new loan in that amount due in 36 monthly payments of $14,679 including interest at 5.2%.	267,168	386,268
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, originally due in 11 monthly installments of $19,125, beginning August 2019, including interest at 9%, with a balloon payment due in July 2020 of $350,281. (1)	157,137	349,761
Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator, due in 11 monthly payments of $10,320, beginning July 2019, including interest at 9%, the balloon amount of $71,372 was refinanced in May 2020 with 1 payment of $28,823 and 12 monthly payments of $1,903 including interest at 4.6%.	-	11,275
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul Truck, due in 14 monthly installments of $14,475, beginning in July 2021, including interest at 7.48%, with a balloon payment due in August 2022 of $18,185.	184,252	-
Note payable to Goodfellow, collateralized by a JM Conveyor model 36 x 100 Radial Stacker, due in 19 monthly installments of $4,675, beginning in February 2021 including interest at 15%.	43,804	-
	797,005	1,208,186
Current portion	(677,934)	(981,759)
Long term portion	$119,071	$226,427
Principal payments due are as follows for the twelve months ended:
September 30, 2022	$677,934
September 30, 2023	119,071
Total	$797,005

Arrangements have been made with Wheeler CAT and ICM Solutions, LLC to accelerate the payment schedules of their notes for the first few months of 2021, with no additional penalties other than interest, thereby allowing for the accounts to become current by May 2021.

(1)	Wheeler CAT has extended the terms of this 12-month amortization, allowing for continued monthly payments of the same amount until other financing becomes available or until the balance has been paid in full, whichever comes first.

(2)	In February 2021, Wheeler CAT requested the return of this equipment because the Company was 5 payments delinquent in its obligation on this note payable. This truck was then purchased from Wheeler CAT by a related party who in February began leasing the truck to the Company on a month-to-month rental. See Note 11. This arrangement relieved the Company of any other financial obligation on this note.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 9 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the nine-month periods ended September 30, 2021 and 2020 are as follows:

	September 30,	September 30,
	2021	2020
Asset retirement obligation, beginning of period	$1,233,514	$826,637
Obligation incurred:
Kiewit properties	6,833	94,347
JJS property	-	31,016
Accretion expense	91,461	69,601
Asset retirement obligation, end of period	$1,331,808	$1,021,601

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

During the nine-month period ended September 30, 2021 the Company had no transactions relating to common stock. During the nine-month period ended September 30, 2020, the Company sold 200,000 shares of common stock at a price of $1 per share.

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

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $4,500 for the three months ended September 30, 2021 and 2020. The Company recognized rent expense of $13,500 and $12,500 for the nine-month periods ended September 30, 2021 and 2020. At September 30, 2021 and December 31, 2020, amounts due to RMH Overhead, LLC for rent of $ Nil and $ Nil , respectively, are included in accounts payable and accrued expenses on the balance sheet.

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. See Note 5. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month rental. At September 30, 2021 and December 31, 2020, amounts of $10,000 and $ Nil, respectively, are due to RMH Overhead, LLC for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet.

The Company compensates directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At September 30, 2021 and December 31, 2020, accrued compensation due to directors was $61,000 and $11,000 , respectively.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 12 – REVENUE

At September 30, 2021 and December 30, 2020, the Company had a receivable balance from processing income of $59,675 and $ Nil. Processing sales are received for ore processed for another company.

Product sales for the three-month periods ended September 30, 2021 and September 30, 2020 are shown below:

	Three Months ended September 30, 2021	Three Months ended September 30, 2020
Concentrate sales:
Gold	$1,784,936	$1,979,156
Silver	23,246	20,420
	1,808,182	1,999,576
Less: Royalties	(76,134)	(84,189)
Upside participation payments	(266,175)	(332,035)
Outside processing charges	(89,838)	(83,623)
	(432,147)	(499,847)
Net concentrate sales	1,376,035	1,499,729

Processing sales, net of charges	753,755	-

Total revenue	$2,129,790	$1,499,729

Product sales for the nine-month periods ended September 30, 2021 and September 30, 2020 are shown below:

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020
Concentrate sales:
Gold	$4,768,124	$5,307,976
Silver	69,753	52,305
	4,837,877	5,360,281
Less: Royalties	(203,700)	(201,197)
Upside participation payments	(717,714)	(742,957)
Outside processing charges	(229,147)	(210,351)
	(1,150,561)	(1,154,505)
Net concentrate sales	3,687,316	4,205,776

Processing sales, net of charges	2,190,250	-

Total revenue	$5,877,566	$4,205,776

For the three and nine months ended September 30, 2021 and 2020, all revenue from concentrate sales was sold to Asahi Refining. For the three and nine months ended September 30, 2021, all revenue from processing income was received from the outside company whose concentrate sales are to Asahi Refinery.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 13– COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 4 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At September 30, 2021 and December 31, 2020, the amount due to Tooele County for 2020 is $ Nil and $35,568, respectively.

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

At September 30, 2021 and December 31, 2020 accrued compensation due to officers of the Company was $56,159 and $37,697, respectively. Of the amounts accrued at September 30, 2021 and December 31, 2020, accrued compensation of $37,697 and $26,620 is due to Rick Havenstrite and $18,462 and $11,077 is due to Marianne Havenstrite, Treasurer and Principal Financial Officer.

Directors’ Fees

The Company compensates its directors for their service to the Company. At September 30, 2021 and December 31, 2020, accrued compensation due to directors was $61,000 and $34,000.

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

Future amounts to be received from investors could also be subject to this agreement. During the three -month period ended September 30, 2021, the Company recognized no consulting expense relating to this agreement.

Mining Leases

Annual claims fees are currently $155 per claim plus administrative and school trust land fees. Total paid for claims fees paid during the three- and nine-month periods ended September 30, 2021 and 2020, are $15,199 and $11,025. Claims fees are due in August for the year beginning in September of that year.

NOTE 14– SUBSEQUENT EVENTS

The Utah Division of Oil, Gas & Mining has granted conditional approval of an operating and reclamation permit for the Company’s mining properties pending calculation of the surety bond. The Company expects this permit to be finalized in December and at that time must provide additional bonding in the amount of about $550,000 in advance of the pit expansion work. An additional amount of approximately $400,000 will be due when the heap leach expansion takes place. The Company expects to begin the pit expansion in January 2022 with the heap leach expansion taking place later in 2022 or 2023.

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

Forward-looking statements

The statements contained in this report that are not historical facts, including, but not limited to, statements found in the section entitled “Risk Factors,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this 10-Q. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;

●	disruptions in credit and financial markets;

●	global productive capacity;

●	changes in existing mining laws or regulations;

●	changes in product costing;

●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities); and

●	disruptions due to global pandemics, supply chain delays, or civil unrest.

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

During the third quarter of 2021 we crushed 66,600 tons of mineralized material and 111,550 tons of waste from the open-pit Kiewit Pit. Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun. We intend to continue our drilling program during 2022 at a further cost of approximately $175,000. We also intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

We suspended our mining operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in Spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we have recommenced mining operations. Revenues of approximately $14,500,000 from sales of gold and other metals have been received through September 30, 2021, bringing total revenue from metals sales from the inception of the processing in 2014 to $20,700,000.

Results of Operations for the Nine months Ended September 30, 2021 and 2020.

The operating loss of $2,401,486 for the nine months ended September 30, 2021, as compared to the operating loss of $1,753,518 for the nine months ended September 30, 2020 represents increased losses in the amount of $647,968 Increased losses are primarily due to the loss on disposal of equipment and to forward gold contract expense.

During the quarters ended September 30, 2021 and 2020, we had net losses of $331,945 and $455,250, respectively. This represents a decrease in net loss of $123,305 for the quarter ended September 30, 2021, over the quarter ended September 30, 2020.

Liquidity and Cash Flow

Net cash provided by operating activities was $1,577,284 during the nine-month period ended September 30, 2021, compared with cash used by operating activities of $1,647,372 during the nine-month period ended September 30, 2020. This $3,224,656 increase in the amount of cash provided by operating activities is primarily attributable to the decrease in inventories during the nine months ended September 30, 2021, and changes in the forward gold contract liability and the amount due to PDK in lieu of cash balances.

Net cash used by investing activities was $374,444 during the nine-month period ended September 30, 2021 compared to $545,572 during the nine-month period ended September 30, 2020. This decrease of $171,128 during the nine-month period ended September 30, 2021 was due the reduction in additions to property and equipment offset by the increase in reclamation bonds.

Net cash used by financing activities was $904,284 during the nine-month period ended September 30, 2021, compared with $163,693 cash provided by financing activities during the nine-month period ended September 30, 2020. The decrease of $1,067,977 in cash from financing activities in the nine-month period ended September 30, 2021 was due primarily to the increase in payments made on equipment notes payable. For the nine-months ended September 30, 2020, the Company received $463,497 from proceeds of an SBA note and $200,000 from the issuance of its common stock.

As a result of the above, cash increased by $298,556 during the nine-month period ended September 30, 2021 over the cash balance at December 31, 2020, leaving us with a cash balance of $471,843 as of September 30, 2021.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at September 30, 2021 and 2020.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $13,693,297 and negative working capital of $13,643,983 through September 30, 2021, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the monthly gold deliveries beginning January through November of 2021 and anticipate that we will be unable to make deliveries until at least the beginning of the next fiscal year. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. As of the filing date of this report, we are obligated to deliver to PDK 9,720 ounces of gold, plus default interest of approximately $65,792 (calculated at the rate of LIBOR plus 2%), under the Amended Agreement. We are involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

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

Desert Hawk Gold Corp.

Date: November 16, 2021	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)