Form 10-K
period 2021-12-31
Desert Hawk Gold Corp.
filed 2022-03-31
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock on March 31, 2022, was 26,831,603.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Desert Hawk Gold Corp., a Nevada corporation. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

i

Forward Looking Statements

The statements contained in this report that are not historical facts, including, but not limited to, statements found in the section entitled “Risk Factors,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words believes, intends, may, should, anticipates, expects, could, plans, or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;

●	disruptions in credit and financial markets;

●	global productive capacity;

●	changes to existing mining laws or regulations;

●	changes in product costing;

●	effects of inflation on operational costs and profitability;

●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities); and

●	disruptions due to global pandemics or civil unrest.

Mining operations are subject to a variety of existing laws and regulations relating to exploration, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costlier to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

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

Prepaid Forward Gold Contract Funding Transaction and Amended Agreement

 In 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings, LP (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, as amended, PDK agreed to purchase a total of 47,045 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK and the Company would then receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. The Company has the option of paying cash to PDK for the number of ounces to be delivered each month at a rate of $500 per ounce. The Company received a net amount of $13,600,000 in 2019 for the future delivery of these gold ounces. Under the terms of the Purchase Agreement, as amended, the Company is obligated to deliver gold in the following quantities:

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

As of December 31, 2021, and through the filing of this Form 10K, PDK has sent invoices to the Company for the deliveries and payments due. However, no notice of default on the Purchase Agreement has been received from PDK. The failure to make gold deliveries and make additional payments as described below provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the December 31, 2021 balance sheet.

In addition to the delivery of gold ounces, the Purchase Agreement contains a royalty provision whereby royalties of 4% are due to PDK on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Under the Purchase Agreement, the Company also pays a 5% withholding tax to the state of Utah on the PDK royalty payments. Royalties are payable within 30 days following the end of each fiscal quarter.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The payment due to PDK is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within four days following each sale.

The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the gold deliveries for January 2021 through March 2022 and anticipate that we will be unable to make deliveries until at least third quarter of this fiscal year. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. We are involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

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

Third-Party Ore Processing

During 2020 we commenced processing ore for a third party under our existing mining permit, which allowed for 5,000 tons of this ore to be processed and has since then been increased to 30,000 tons. We have completed pilot processing of the ore and determined that we can profitably process the material furnished by the third party. Processing is ongoing as of March 31, 2022.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2021 annual maintenance fees and mineral lease fees payable to the BLM on our unpatented claims were $15,198 and this amount was paid in full within the required payment period. The required affidavit was also filed with the Tooele County Recorder. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Personal property tax levied by the state and collected by the local county are due each year and have been paid for 2020 and prior years. The 2021 personal property tax in the amount of $34,935 became due in November 2021 and was paid. The personal property taxes are expected to increase moderately in 2021 over that in 2020 due to increases in personal property at the site along with projected future sales.

Mining and exploration operations are also subject to both federal and state laws and regulations pertaining to employee health and safety. We employ a mine safety administrator to monitor our obligations under these laws and regulations.

Climate-Related Matters

In 2020 the SEC adopted guidance for disclosing material obligations as they apply to climate change. Recommended disclosures include discussion of the impact on climate change legislation and regulation, international accords, indirect results of regulations on the company’s business trends, and the physical impacts of climate change on the company. Examples suggested by the SEC include disclosure to climate change items, including the following:

●	Decreased demand for goods that produce significant greenhouse gas emissions;

●	Increased demand for goods that result in lower emissions than competing products;

●	Increased competition to develop innovative new products;

●	Increased demand for generation and transmission of energy from alternative energy sources; and

●	Decreased demand for services related to carbon-based energy sources, such as drilling services or equipment maintenance services.

Management has evaluated the effects of climate change on its business and believes that they should have no material adverse impact on its business. The State of Utah and particularly the environs surrounding our properties are experiencing extreme drought conditions. If these conditions ultimately affect the water table underlying the property, it could reduce the water available from our well or require us to extend the depth of the well.

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

Employees

At March 31, 2022, we had 18 full-time and 3 part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or approximately 40 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, as our Treasurer and Principal Financial and Accounting Officer. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. The remaining employees work at our Gold Hill project site.

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

We were unable to make the monthly gold deliveries to PDK in December 2020 through March 2022, and we anticipate that we will be unable to make deliveries for several more months. The failure to make these gold deliveries, as required under the Purchase Agreement, constitute Events of Default under the terms of the agreement. As such, PDK has available certain remedies under the terms of the Purchase Agreement, including the right to terminate the Purchase Agreement, demand payment of an early termination amount as calculated in the agreement, or foreclose on the collateral provided under the agreement and governed by the separate collateral agreement. Interest on any unpaid obligations will be calculated at a default rate equal to LIBOR plus 2%. We do not have sufficient funds to satisfy the default obligations. If we are unable to negotiate a resolution of these default events and restructure the gold delivery obligations currently mandated, we may be unable to retain possession of the mining project and would be forced to cease operations.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our profitability will be significantly affected by changes in the market price of gold and silver, and other minerals. These mineral prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. For example, the price of gold can be influenced by the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; speculation; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold producing countries throughout the world, such as Russia and South Africa. The price of gold and other minerals has fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. For example, the price of gold dropped significantly between August 2020 and March 2021, then increased through March 2022., based in part on forecasts of a rapid global economic expansion this year, powered by vaccinations and U.S. stimulus payments according to some economists. If the price of gold makes operations unprofitable, then we could lose our rights to our property and be compelled to sell some or all of these rights. Additionally, the future development of our mining properties is heavily dependent upon the level of metals prices remaining sufficiently high to make the development of our property economically viable. An investor may lose its investment if the price of these minerals substantially decreases. The greater the decrease in the price of gold or other minerals, the more likely it is that an investor will lose money.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of our operations. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital.   The pandemic that has been going on for the past two years has specifically affected our ability to obtain supplies and services to maintain our business. This ongoing health crisis has reduced the ability of the regulating agencies to process our permits on a timely basis which could delay our ability to operate at maximum efficiency. Our ability to obtain and retain qualified employees has also been adversely affected by this global health crisis.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a non-accelerated filer, we are not required to provide disclosure under this item.

ITEM 2. PROPERTIES

We have not obtained a technical report prepared by a qualified person for any of our mining properties. Although we are conducting mining operations on our properties, we would be considered an exploration stage issuer and our properties would be deemed exploration stage properties, without specified reserves. Below is a description of our mining properties.

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

At March 15, 2022 we had 18 full-time and 3 part-time employees. All employees are assigned to work at the Kiewit site, with the exception of the officers, a bookkeeper and one engineer, who work from the corporate office in Reno, Nevada, with periodic site visits.

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

Kiewit Exploration Programs and Mining Activities

The Kiewit mining claims are without known reserves but beginning in 2014 the Company started extraction of gold without determining mineral reserves. The Kiewit mine is a small open pit, heap leach operation that produces gold and silver. Initial production at Kiewit commenced in June 2014 and was suspended in June 2016. Production was suspended due to low metal prices and undercapitalized operations. A fresh water well failure in July 2016, due to suspected sabotage, caused a complete leach pad shut-down. Fresh water pumping was re-started in mid-March 2017 mostly to reduce solution volumes as no sodium cyanide (NaCN) was being added. The mine resumed leaching activities in the spring of 2018 and recovered some gold but suspended operations again in October 2018 to secure funding for continued operations. In April 2019 we recommenced mining operations with our first sale in September 2019. During fourth quarter 2020, we also commenced processing ore for a third party under our existing mining permit, which allowed for 5,000 tons of this ore to be processed and has since then been increased to 30,000 tons. This processing is ongoing at March 15, 2022.

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

 In addition to completing the notice of intent filing, the BLM requires an analysis of our Plan of Operation in compliance with the National Environmental Protection Act. Approval of the Environmental Assessment was issued in January 2014 and development of the project began in February 2014 after posting a reclamation Bond in the amount of $1,348,000. In December 2020, we were notified that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. This amount escalated the cost estimate to December 31, 2021 at which time a new cost estimate will be calculated to escalate the cost through 2026. This additional surety amount of $189,000 is due to the Utah Division of Oil, Gas and Mining by March 25, 2021 and was remitted on March 10, 2021. The additional amount to escalate through 2026 had not yet been finalized.

The Company believes it has all necessary environmental permits and authorizations to support existing operations. As we expand or update the current mining plan of operations (the “POO”), we will require an update or amendment of some permits and before we can implement any changes in our operating parameters, we will need to modify our existing permits or seek new permits. We anticipate that the following permitting modifications will be required:

●	POO Modification: A POO modification would be required to support our planned increased production capacity, expansion of the mine pit, and the expansion of the leach pad. The POO modification must be submitted to the BLM, and the process would require National Environmental Policy Act (NEPA) compliance, including public review and comment. We submitted the modification in first quarter 2020 and the plan was accepted, but the NEPA process is ongoing.

●	Air Quality Permit to Construct: A modification to the Air Quality Permit to Construct would be required for production increases from the one million tons per annum to the three-million-ton level. We submitted our application in first quarter 2020 and this permit was issued in 2021.

●	Water Discharge Permit: A modification to our existing water discharge permit would be required for the expansion including enlargement of the heap leach facility. The permit includes monitoring of the heap leach leak detection system and groundwater monitoring wells in the vicinity of the heap leach and process area. We submitted the modification in third quarter 2020 and this permit was issued in 2021.

●	Reclamation Plan: A Reclamation Plan Approval would be required by the Utah DOGM Office. However, the Aggregate Mine Land Reclamation Act would require approval by the Inspectors Office of the POO amendment addressing new infrastructure and disposal facilities. We submitted the POO amendment for approval in first quarter 2020 and the plan has been accepted, but the EA related to the NEPA remains under review.

We have engaged outside consultants to assist us in seeking modification or new permits to accomplish the above.

2021 Mining Activities

During 2021 we mined and crushed 189,207 tons of mineralized material and 382,432 tons of waste from the open-pit Kiewit Pit.

Planned 2022 Exploration and Mining Activities

 We intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion and permit approval dictates.

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

PART II

ITEM 5. MARKET FOR Registrant’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and Issuer Purchases of Equity Securities

Market Information

There is currently no public trading market for our Common Stock. We intend to apply for the quotation of our Common Stock on an automated quotation system. There can be no assurance that any application for the quotation of our Common Stock on an automated quotation system will be approved. If any such application is not approved and our common stock ultimately is not quoted on an automated quotation system, we intend to engage a market maker to apply for quotation on the OTCQB Market operated by OTC Markets Group, Inc. There can be no assurance that a market maker will agree to file the necessary documents, nor can there be any assurance that such any application for quotation would be approved.

Holders

At March 15, 2022, we had approximately 655 holders of our Common Stock. We have appointed Pacific Stock Transfer Company, Las Vegas, Nevada, to act as the transfer agent of our Common Stock.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with this report.

Overview

We are an exploration stage company located in the Gold Hill Mining District in Tooele County, Utah. We are currently focused on exploration and development of our Kiewit claims and operation of a heap leach processing facility.

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

Results of Operations for the Years Ended December 31, 2021 and 2020

During the years ended December 31, 2021 and 2020, we had loss from operations of $2,775,460 and $2,191,293, respectively. This represents an increase in net loss of $584,167 for the year ended December 31, 2021. The increase in operating loss for the year ended December 31, 2021 is generally attributable to the Forward gold contract expense of $2,434,438 for the year ended December 31, 2021.

For the year ended December 31, 2021, the Company recognized revenue of $7,741,915 compared to $5,474,107 for the year ended December 31, 2020. The increase in revenue of $2,267,808 is attributable to an increase in contract processing income of $2,602,712 over the prior year.

Operating expenses of $10,517,375 for the year ended December 31, 2021 increased $2,851,975 over the year ended December 31, 2020, of which $2,434,438 is attributable to forward gold contract expense.

During the years ended December 31, 2021 and 2020, we had net losses of $2,955,949 and $1,840,593, respectively. This represents an increased net loss of $1,115,356 for the year ended December 31, 2021 over the year ended December 31, 2020.

Liquidity and Cash Flow

Net cash provided by operating activities was $1,958,764 during the year ended December 31, 2021, compared with $1,413,857 cash used during the year ended December 31, 2020. This $3,372,621 increase in the amount of cash provided by operating activities of 1,958,764 is primarily attributable to the decrease in inventories during the year ended December 31, 2021 and changes in the prepaid forward gold contract liability and the amount due to PDK in lieu of gold deliveries over that in 2020.

Net cash used by investing activities was $444,644 during the year ended December 31, 2021 compared to $651,082 used during the year ended December 31, 2020. The decrease in cash used by investing activities of $206,438 is attributable to the additions to property and equipment and to an increase in mineral properties and interests during 2020.

Net cash used by financing activities was $1,262,778 during the year ended December 31, 2021, compared with $121,794 cash provided during the year ended December 31, 2020. This decrease of $1,384,572 in cash from financing activities is primarily due to the increase in payments made on equipment notes payable. For the year ended December 31, 2020, the Company received $463,497 from proceeds of a CARES Act loan and $200,000 from issuance of its common stock.

As a result, cash increased by 251,342 during the year ended December 31, 2021, over the cash balance at December 31, 2020, leaving us with a cash balance of $424,629 as of December 31, 2021.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $14,247,760 through December 31, 2021 and net loss of $2,955,949 for the year ended December 31, 2021 along with negative working capital of $13,712,733, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a forward sales agreement (Note 7) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

Critical Accounting Policies and Estimates

See Note 2 to our financial statements contained in Item 8 of this Annual Report for a complete summary of the significant account policies used in the presentation of our financial statements. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. We believe that our most critical accounting estimates are related to inventories, impairment of long-lived assets and reclamation and remediation.

Our critical accounting policies and estimates are as follows:

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

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value, which for December 31, 2021 and 2020 is net realizable value. A portion of the December 31, 2021 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold over the next twelve months based on prior year sales. See Note 4.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of its long-lived assets for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, estimated future metals prices, operating capital and costs, and reclamations costs. An impairment loss is recognized when the estimated discounted future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability is adjusted when there are changes in the estimated future cash flows due to change in estimated costs or change in time until reclamation will commence. Determination of any amounts recognized is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. See Note 10 to the Financial Statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of December 31, 2021, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation it was concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities and Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties. This is due primarily to the limited staff and small size of the Company, although internal controls have improved over the prior year with the addition of an additional staff member in our accounting department and a consultant for financial statement preparation, resulting in increased segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

The information required by this item is not applicable to the Company or its auditor.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 15, 2022, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Howard Crosby	69	Director, Chairman	2016	Mr. Crosby served as our Chief Executive Officer from April 2016 until April 2017. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He served as a director of White Mountain Titanium Corporation from 2004 until March of 2016. Both Independence Resources and White Mountain Titanium were previously reporting companies with the SEC. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975. Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board of Directors.

Rick Havenstrite	63	Director, President and Chief Executive Officer	2009	Mr. Havenstrite has served as our President since April 2009 and as Chief Executive Officer since April 2017 and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner, with his wife, and President of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as Manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, an exploration mining company, as Vice-president of Operations on the Milford Copper Project; from 1992 until 1996 he was General Manager of Nevada Operations for Arimetco Mining in Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Newmont Minerals, a small gold mining company, as Manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, beginning his employment with the company as Project Engineer at the Buckskin Mine from 1983 to 1985, subsequently moving with the company to Ely, Nevada where he was the Mine Superintendent and then Mine Manager of the Robison Mine from 1985 to 1988, and finally serving as Manager of Mining for Alta Gold’s operating mines in Nevada, Idaho, Oregon and Colorado; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as a mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in Mining Engineering from the University of Reno, Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Name	Age	Positions	Director Since	Employment Background

Marianne Havenstrite	63	Treasurer and Principal Financial Officer	--	Ms. Havenstrite has been our Principal Financial Officer from May 2013 to April 2016 and since March 2017. Since May 1999 she has been the co-owner with her husband, and has served as Vice-president, of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. She received her Bachelor of Science degree in accounting from the University of Nevada, Reno in 1980.

John P. Ryan	60	Director	2017	Mr. Ryan served as our Chief Financial Officer for a short time period beginning in April 2016 until March 2017. He has been an active entrepreneur in the resources sector for over twenty years. Since June 2020 he has been CEO and a director of Gold Minds, Inc., a private Nevada corporation which is engaged in mineral exploration and development. Since 1995 he has been self-employed through his own company, Quest Consulting, providing consulting services for both private and public mining companies. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources from 1995 to 2005 High Plains Uranium from 2004 to 2007, U.S. Silver Corporation from 2006 to 2009, and Western Goldfields, Inc. from 2001 to 2005. From December 2012 through April 2017 he served as a director of Mineral Mountain Mining and Milling Company. Mr. Ryan has extensive executive experience and provides our Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan has acted as a professional Director in a number of cases of turnaround and/or distressed company scenarios. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Rick Havenstrite and Marianne Havenstrite are husband and wife.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law. We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2021, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $	Option Awards $	All Other Compensation $	Total $
Rick Havenstrite, President and CEO	2021	144,000	-	4,062	148,062
	2020	144,000	-	-	144,000

In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our Company. The term of the agreement was originally for four years, expiring September 1, 2014, with automatic one-year extensions unless notice is given by either party. The employment agreement was renewed for one-year terms beginning September 1, 2015, through 2022. Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company. Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time. In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 40 hours per week, to our business and approximately 10%, or five hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada. He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us. The annual base salary is $144,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board of Directors or the Compensation Committee (if any). No performance bonuses have been paid under the employment agreement since its commencement.

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

Outstanding Equity Awards at 2021 Fiscal Year End

The following table sets forth the outstanding equity awards for each named executive officer as of December 31, 2021:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Rick Havenstrite	1,000,000	$0.40	February 23, 2023

Compensation of Directors

The following table sets forth the compensation of directors for the year ended December 31, 2021:

Director Compensation

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Howard Crosby	72,000	-	72,000
John Ryan	20,000	-	20,000

Director compensation for Howard Crosby is $6,000 per month and for Mr. Ryan is $5,000 per quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 15, 2022, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides disclosure as of December 31, 2021, of compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since 2009 we have leased our corporate office space from RMH Overhead, LLC (“RMH”), an entity owned and controlled by Mr. Havenstrite, our President and a director. From 2009 until February 2014 monthly rent was $500 per month and from March 2014 until February 2020 monthly rent has been $1,000. Expansion into additional office space effected a rental increase to $1,500 per month effective March 1, 2020. The rental agreement is month-to-month and can be cancelled by either party at any time. During 2021 and 2020 we paid an aggregate of $18,000 and $17,000, respectively in rent for this space.

On February 1, 2021, RMH purchased a CAT 740B Articulated Haul Truck from a dealer who had previously provided this equipment to the Company under a rent purchase option agreement. We owed the dealer five monthly payments along with a major repair billing and the dealer had requested the return of the truck. RMH paid the dealer the five past due payments plus an amount to complete the purchase of the truck. The Company paid the past due repair invoice, and the truck was obtained with no encumbrances. Beginning February 1, 2021, we began renting this truck from RMH at a rate of $10,000 per month on a simple month-to-month rental arrangement. During the year ended December 31, 2021, we paid a total of $110,000 in truck rental to RMH.

Marianne Havenstrite, wife of Rick Havenstrite, is employed by the Company and acts as our Treasurer and Principal Financial Officer. For the year ended December 31, 2021 and 2020 Mrs. Havenstrite earned $96,000 and $96,000, respectively. Mrs. Havenstrite currently devotes approximately 80% of her time, or approximately 40 hours per week, to our business and approximately 20%, or approximately ten hours per week, of her business time to Overhead Door Company of Sierra/Nevada, Inc., her overhead door business in Reno, Nevada. We do not have a formal compensation agreement with Mrs. Havenstrite.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors selected Assure CPA, LLC, 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the financial statements of the Company for the fiscal years ending December 31, 2021 and 2020. Assure CPA, LLC have audited the financial statements of the Company since the fiscal year ended December 31, 2011.

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2021 and 2020 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2021	$100,504
2020	$72,456

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any audit related fees in addition to the audit fees shown above.

Tax fees are comprised of amounts billed for the preparation of our federal and state income tax returns. In 2021 and 2020, we were billed $36,918 and $6,914, respectively, for income tax preparation work for federal and state tax returns filed for the years ended December 31, 2015 through 2020.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2021 and 2020 we were not billed for other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation filed March 1, 2010	S-1	333-169701	3.1	9/30/10
3.2	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
10.1	Pre-paid Forward Gold Purchase Agreement dated March 7, 2019 (confidential information has been redacted)	10-K	333-169701	10.1	7/30/19
10.2	Leasehold Deed of Trust dated March 7, 2019	10-K	333-169701	10.2	7/30/19
10.3	Second Amended and Restated Lease Agreement effective March 7, 2019	10-K	333-169701	10.3	7/30/19
10.4	Registration Rights Agreement effective March 7, 2019	10-K	333-169701	10.4	7/30/19
10.5	Conveyance of Net Smelter Returns Royalty Interest effective March 7, 2019	10-Q	333-169701	99.1	2/3/20
10.6	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.7	Amendment No. 1 dated effective May 1, 2019 to the Employment Agreement with Rick Havenstrite*	8-K	333-169701	99.1	7/22/19
10.8	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.9	Assignment and Assumption Agreement dated February 13, 2018	10-K	333-169701	10.11	7/30/19
10.10	Equipment Lease Agreement dated June 20, 2016 with RMH Overhead, LLC	10-K	333-169701	10.36	6/29/18
10.11	Ben Julian LLC Option Agreement dated March 26, 2019	10-K	333-169701	10.13	7/30/19
10.12	Letter Agreement dated June 7, 2019, with Clifton Mining Company	10-K	333-169701	10.14	7/30/19
10.13	Amendment No.1 to the Pre-Paid Forward Gold Purchase Agreement dated October 31, 2019 (confidential information has been redacted)	S-1	333-236398	10.15	2/12/20
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X

101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: March 31, 2022	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Howard Crosby	Director and Chairman	March 31, 2022
Howard Crosby

/s/ Rick Havenstrite	President, CEO, and Director	March 31, 2022
Rick Havenstrite	(Principal Executive Officer)

/s/ John P. Ryan	Director	March 31, 2022
John P. Ryan

/s/ Marianne Havenstrite	Treasurer	March 31, 2022
Marianne Havenstrite	(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Desert Hawk Gold Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Desert Hawk Gold Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, of changes in stockholders’ equity and of cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Metallic Content of Ore on Leach Pads (Note 4)

Critical Audit Matter Description

The Company has inventory on leach pads of approximately $5.3 million as of December 31, 2021 ($4.2 million presented as current and $1.1 million presented as non-current assets). The inventory balance is based on an estimate of the number of gold ounces contained within the ore on the leach pad. The Company estimates the recoverable gold content of the leach pad based on ore added to the pad, assays, historical recovery rate, and ounces recovered.

We identified the estimate of the number of gold ounces as a critical audit matter because of the significant judgments made by management, in particular, gold content grade and the recovery rate. Auditing this matter involved especially subjective auditor judgment due to the nature and extent of audit effort required.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address this matter were as follows:

●	We evaluated management’s process for determining the gold content, specifically the assays and recovery rates used. Our assessment included an evaluation of the competence, objectivity and authority of the personnel involved in the determination of gold content and reconciliations of gold recovered through the leaching process.

●	To assess the annual change in the estimated quantity of gold ounces contained within the ore on the leach pad, we

o	verified tonnage of ore added to the pad and related assays records,

o	compared gold ounces removed from the pad to gold ounces sold which were subject to separate audit procedures performed on revenue, and

o	tested the completeness, accuracy and relevance of underlying data used in management’s estimate.

/s/Assure CPA, LLC

Spokane, Washington

March 31, 2022

We have served as the Company’s auditor since 2011.

DESERT HAWK GOLD CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$424,629	$173,287
Accounts receivable	270,108	-
Inventories (NOTE 4 )	4,673,189	5,341,997
Prepaid expenses and other current assets	45,983	18,713
TOTAL CURRENT ASSETS	5,413,909	5,533,997
INVENTORIES (NOTE 4 )	1,081,425	1,505,020
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,928,280	5,389,660
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,679,652	3,785,868
RECLAMATION BONDS (NOTE 3)	947,116	758,011
TOTAL ASSETS	$16,050,382	$16,972,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$375,999	$1,459,605
Royalties and upside participation payable (NOTE 7)	1,977,633	798,257
Accrued liabilities – officers and other wages (NOTE 13)	111,159	71,697
Notes payable, current portion (NOTE 8)	427,413	981,759
Settlement of consulting contract payable (NOTE 11)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	10,263,438	3,336,618
Due to PDK in lieu of gold deliveries (NOTE 7)	5,771,000	-
TOTAL CURRENT LIABILITIES	19,126,642	6,847,936
LONG-TERM LIABILITIES
Notes payable, net of current portion (NOTE 8)	116,098	226,427
Asset retirement obligation (NOTE 10)	1,362,294	1,233,514
Prepaid forward gold contract liability (NOTE 7)	-	10,263,382
TOTAL LONG-TERM LIABILITIES	1,478,392	11,723,323
TOTAL LIABILITIES	20,605,034	18,571,259
COMMITMENTS AND CONTINGENCIES (NOTES 3, 6 AND 14)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(14,247,760)	(11,291,811)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,554,652)	(1,598,703)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,050,382	$16,972,556

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

	Year ended December 31,
	2021	2020
REVENUE
Concentrate sales	$5,007,093	$5,341,997
Contract processing income	2,734,822	132,110

Total revenue	7,741,915	5,474,107

OPERATING EXPENSES
General production and project costs	5,270,126	4,493,260
Contract processing costs	242,758	46,409
Depreciation and amortization	1,030,920	1,255,897
Other operating costs	403,025	686,673
Consulting expense	-	89,898
Exploration expense	8,738	342,350
Legal and professional	183,816	118,908
Officers and directors fees	345,955	338,500
General and administrative	357,948	293,343
Loss on disposal of equipment	239,651	162
Forward gold contract expense (NOTE 7)	2,434,438	-
TOTAL OPERATING EXPENSES	10,517,375	7,665,400
LOSS FROM OPERATIONS	(2,775,460)	(2,191,293)
OTHER INCOME (EXPENSE)
Interest and other income	16,144	4,198
Interest expense – equipment financing	(73,022)	(84,629)
Interest expense – other	(123,611)	(32,366)
Gain on forgiveness of CARES Act Loan	-	463,497
TOTAL OTHER INCOME (EXPENSE)	(180,489)	350,700
NET LOSS BEFORE INCOME TAX	(2,955,949)	(1,840,593)
Provision (benefit) for income tax	-	-
NET LOSS	$(2,955,949)	$(1,840,593)
Basic and diluted loss per share	$(0.11)	$(0.07)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,723,953

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2021 and 2020

	Common Stock				Total
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

BALANCE, December 31, 2019	26,631,603	$26,633	$9,466,475	$(9,451,218)	$41,890
Common stock issued for cash at $1.00 per share	200,000	200	199,800	-	200,000
Net loss	-	-	-	(1,840,593)	(1,840,593)
BALANCE, December 31, 2020	26,831,603	26,833	9,666,275	(11,291,811)	(1,598,703)
Net loss	-	-	-	(2,955,949)	(2,955,949)
BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,955,949)	$(1,840,593)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	1,030,920	1,255,897
Accretion of asset retirement obligation	121,947	92,514
Write down of inventory to net realizable value	1,496,590	(204,127)
Loss on disposal of equipment	239,651	162
Gain on forgiveness of CARES Act loan (NOTE 9)	-	(463,497)
Changes in operating assets and liabilities:
Accounts receivable	(270,108)	-
Inventories	(404,187)	(2,309,208)
Prepaid expenses and other current assets	(27,770)	162,317
Accounts payable and accrued liabilities	(914,511)	1,069,893
Royalties and upside participation payable (NOTE 7)	1,168,281	751,088
Accrued liabilities – officer and other wages	39,462	71,697
Due to PDK in lieu of gold deliveries (NOTE 7)	5,771,000	-
Prepaid forward gold contract liability (NOTE 7)	(3,336,562)	-
Net cash provided (used) by operating activities	1,958,764	(1,413,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(261,539)	(652,422)
Refunds (payments) on reclamation bonds	(189,105)	1,340
Proceeds from sales of property and equipment	6,000	-
Net cash used by investing activities	(444,644)	(651,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – CARES Act Loan (NOTE 9)	-	463,497
Proceeds from issuance of common stock	-	200,000
Payment of notes payable	(1,262,778)	(541,703)
Net cash provided (used) by financing activities	(1,262,778)	121,794
Net increase (decrease) in cash and cash equivalents	251,342	(1,943,145)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	173,287	2,116,432

CASH AND CASH EQUIVALENTS AT END OF YEAR	$424,629	$173,287

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$81,244	$91,301

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable – equipment	$579,909	$447,650
Land and building purchased with note payable and accrued rent	$105,500	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Desert Hawk Gold Corp. (the “Company”), a Nevada Corporation, was incorporated on November 5, 1957. The Company commenced its current mining activities on May 1, 2009.

During the year ended December 31, 2009, the Company entered into Joint Venture Agreements with the Clifton Mining Company (“Clifton”), the Woodman Mining Company and the Moeller Family Trust for the lease of certain of their property interests in the Gold Hill Mining District of Utah.  In 2011, the Company entered into an agreement with DMRJ Group, (a Platinum Partners related entity), which allowed for long term funding of the Kiewit project and helped to provide cash flow for operations during the period from 2009 until 2014 while the permitting process was ongoing. The final permit needed to begin development of the Kiewit property was received in January 2014 and development began in February 2014. Construction at the site was substantially complete on September 30, 2014. Revenue from the heap leach operation began in October 2014 with the first sales of gold concentrate. Mining has since been ongoing with future plans to expand the pit and eventually the heap leach pad upon approval by the BLM and the State of Utah of a modification to our mining permit. Additionally, we have begun to process ore for another company in a similar manner to our process, but separately from our ore.

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

The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral resources that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, stock-based compensation and valuation allowances for deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.

Reclassifications

Certain reclassifications have been made to conform prior years’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity (deficit), and cash flows as previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Reclamation Bonds

Reclamation bonds primarily represent bonds and are restricted primarily for reclamation funding which are carried at cost plus earned interest. Reclamation bonds are shown as a non-current asset and are included in the balance sheet. See Note 3.

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

Estimates of recoverable gold on the leach pad are calculated from the quantities of material placed on the leach pad (measured tons added to the leach pad), the grade of material placed on the leach pad (based on assay data) and an estimated recovery percentage (based on ore type) along with our historical experience. The nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, actual gold ounces recovered are regularly monitored and estimates are refined based on actual results over time.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value, which for December 31, 2021 is net realizable value. A portion of the December 31, 2021 inventory has been classified as non-current. This classification has been made based on the amount of gold expected to be sold beyond the next twelve months. See Note 4.

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

Mineral Exploration and Development Costs

Until proven and probable reserves are established, all exploration expenditures and pre-development costs are expensed as incurred. Once such reserves are established, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operations, are capitalized and will be amortized on units of production basis over proven and probable reserves. Previously capitalized costs, net of accumulated amortization, are expensed in the period the property is abandoned.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of its long-lived assets for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, estimated future metals prices, operating capital and costs, and reclamations costs. An impairment loss is recognized when the estimated discounted future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Stock Based Compensation

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

Income Taxes

Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, and their financial reporting amounts at each year-end using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not standard are not recorded as a tax benefit or expense in the current year. When applicable, the Company will recognize a liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the years presented. See Note 12.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. At December 31, 2021 and 2020, the common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the options were antidilutive due to the net losses for the periods.

Revenue Recognition

Concentrate Sales: The Company’s product consists of gold bearing carbon which is shipped offsite to be turned into an unrefined gold concentrate, which is then further refined to become gold and silver bullion known as doré. The Company’s performance obligation in these transactions is generally the transfer of the refined dore’ to the buyer. Management has determined that the performance obligation for concentrate sales is met and title is transferred when the Company delivers the doré to the buyer because, at that time, (i) legal title is transferred to the buyer (ii) the buyer has accepted the doré and obtained the ability to realize all of the benefits from the product, (iii) the doré content specifications are known, have been communicated to the buyer, and the buyer has the significant risks and rewards of ownership to it, and (iv) the Company has the right to payment for the doré.

Contract Processing Income: The Company processes ore for a third party which is processed separately from the Company’s ore but in the same manner. It is also shipped offsite to be turned into an unrefined gold concentrate which is then further refined to become gold and silver bullion known as doré. For this service, the Company receives a percentage of net proceeds from the sale of the gold and silver doré. Management has determined that the performance obligation for contract processing income is met when title has been transferred to the buyer of the dore’ because, at that time, (1) the Company has a right to receive its percentage of net proceeds from sale of the gold and silver dore’ from the third party for which it processes ore and (ii) the doré content specifications are known, have been communicated to the buyer, and the buyer has the significant risks and rewards of ownership to it.

Revenue and related accounts receivable from both types of revenue are recorded net of charges which represent components of the transaction price. Charges are estimated by management upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from management’s estimates. Revenue may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue proceeds are recorded net of the impact of royalties and participation agreements. See Note 17.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at December 31, 2021 and 2020.

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

At December 31, 2021 and December 31, 2020, the Company has no assets nor liabilities that require measurement at fair value on a recurring basis.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $14,247,760 through December 31, 2021 and net loss of $2,955,949 for the year ended December 31, 2021 along with negative working capital of $13,712,733 , which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, it has not yet reached optimum levels. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Although management has procured funding through a forward sales agreement (Note 7) they intend to continue to seek new capital from equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The Company’s management believes that is has sufficient funds to meet its obligations and continue production over the next twelve months.

COVID -19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere, causing disruptions to the Company’s business operations and management. These disruptions are most evident in the Company’s ability to obtain permits required to continue and expand current operations, retain and house employees and properly manage them while maintaining proper social distancing and with delays in obtaining materials and supplies. There has also been a reduction in the availability of equipment financing. These disruptions continue to hamper operations. It is management’s belief that disruptions relating to COVID will be mitigated in the future as a large percent of the population becomes vaccinated.

New Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The update was adopted as of January 1, 2021, and its adoption did not have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – RECLAMATION BONDS

At December 31, 2021 and 2020, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

In December 2020, the Company was notified by the Utah Department of Natural Resources that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. The amount was remitted to the Utah Division of Oil, Gas and Mining on March 11, 2021.

Total reclamation bonds posted at December 31, 2021 and December 31, 2020 are $947,116 and $758,011, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 4 – INVENTORIES

Inventories at December 31, 2021 and December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Ore on leach pad	$5,488,902	$6,583,986
Carbon column in process	119,461	133,640
Finished goods	146,251	129,391
	5,754,614	6,847,017
Less long-term portion	(1,081,425)	(1,505,020)
Total	$4,673,189	$5,341,997

Inventories at December 31, 2021 and 2020 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustment to inventory, which is included in general production and project costs on the statements of operations, was $1,496,590 and $204,127 at December 31, 2021 and 2020, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Equipment	$6,461,263	$6,361,808
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	348,535	315,905
Buildings	99,359	-
Land and improvements	76,569	44,840
	7,043,294	6,780,121
Less accumulated depreciation	(3,802,265)	(3,129,046)
	3,241,029	3,651,075

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(810,185)	(758,851)
	1,687,251	1,738,585
Total	$4,928,280	$5,389,660

For the Kiewit property facilities, amortization based on total units of production was $51,334 and $108,657 for the years ended December 31, 2021 and 2020, respectively.

Depreciation expense on property and equipment for the years ended December 31, 2021 and 2020 was $866,537 and $889,108 respectively.

During the year ended December 31, 2021, the Company was required to return a CAT 740 Haul truck to Wheeler Machinery because the Company was five payments delinquent in its obligation on the related note payable. On the date of the return, the net carrying value of the equipment was $290,889 and the outstanding note payable balance was $86,806. A loss on disposal of equipment of $204,083 was recognized. The truck was purchased by a related party who in February began renting the truck to the Company on a month-to-month basis. See Notes 8 and 13.

During the year ended December 31, 2021, the Company acquired a new HP4 crushing system in exchange for its HP3 crushing system which was returned to ICM Solutions, Inc. (“ICM”). Prior to the acquisition, the Company had been renting the HP4 crushing system from ICM and had an accrued rent payable of $158,000. ICM financed the acquisition of the new HP4 crushing system with a new note of $215,510 for the cost of the new equipment, plus accrued rent payable, less the trade-in value of the HP3 crushing system.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of December 31, 2021 and December 31, 2020 are as follows:

	December 31,	December 31,
	2021	2020
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(864,436)	(770,560)
	3,085,564	3,179,440
Asset retirement obligation assets
Kiewit Site	725,122	718,289
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	784,515	777,682
Less accumulated amortization	(190,427)	(171,254)
	594,088	606,428

Total	$3,679,652	$3,785,868

Amortization of the mineral properties and interests based on total units of production was $113,049 and $258,132 for the years ended December 31, 2021 and 2020, respectively.

The Company is required to pay a 4% net smelter royalty (“NSR”) to PDK Utah Holdings, LP (“PDK”) on revenues of gold and silver from the Kiewit gold property and the JJS properties. See Note 7.

NOTE 7 – PREPAID FORWARD GOLD CONTRACT LIABILITY

In 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, as amended, PDK agreed to purchase a total of 47,045 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK and the Company would then receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. The Company has the option of paying cash to PDK for the number of ounces scheduled to be delivered each month at a rate of $500 per ounce. The Company received a net amount of $13,600,000 in 2019 for the future delivery of these gold ounces. Under the terms of the Purchase Agreement, as amended, the Company is obligated to deliver gold in the following quantities:

Months	Gold Ounces per Month	Total Gold Ounces
December 2020	655	655
January 2021 to March 2021	896	2,688
April 2021 to March 2022	911	10,932
April 2022 to March 2023	1,396	16,752
April 2023 to December 2023	1,753	15,777
January 2024	241	241
		47,045

In addition, under the Purchase Agreement, PDK may reduce the required number of ounces to be sold in exchange for up to 8,000 common shares of the Company. To date, PDK has not elected this option.

As security for the obligations of the Company under the Purchase Agreement, the Company has granted PDK a security interest in all of the assets of the Company. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

To date, no gold has been delivered under the contract. As of December 31, 2021 and December 31, 2020, a cumulative of 11,542 and 655 ounces, respectively, were scheduled to be delivered to PDK under the terms of the Purchase Agreement. The ounces due but unpaid to PDK at December 31, 2021 have been reflected in Due to PDK in lieu of gold deliveries on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance and the related contract expense for the year ended December 31, 2021 are as follows:

Total ounces to be delivered through December 31, 2021	11,542
Contractual payment per ounce in lieu of delivery	$500
Due to PDK in lieu of gold deliveries at December 31, 2021	$5,771,000
Forward gold contract balance associated with 11,542 ounces	(3,336,561)
Forward gold contract expense for the year ended December 31, 2021	$2,434,439

Prepaid forward gold contract liability balance at December 31, 2020	$13,600,000
Forward gold contract balance associated with 11,542 ounces	(3,336,561)
Prepaid forward gold contract liability balance at December 31, 2021	$10,263,439

As of December 31, 2021, and through the issuance of these financial statements, PDK has sent invoices to the Company for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the December 31, 2021 balance sheet. The Company has received no notice of default on the Purchase Agreement from PDK.

In addition to the delivery of gold ounces, the Purchase Agreement contains a royalty provision whereby royalties of 4% are due to PDK on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Under the Purchase Agreement, the Company also pays a 5% withholding tax to the state of Utah on the PDK royalty payments. Royalties are payable within 30 days following the end of each fiscal quarter.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The payment due to PDK is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within four days following each sale. To date, none has been remitted to PDK.

The Purchase Agreement provides for the Company to pay 2.2% interest on outstanding amounts due to PDK.

The following is a summary of royalties, upside participation and interest payable:

	December 31,	December 31,
	2021	2020
Royalties payable	$403,388	$210,802
Royalties withholding payable	23,396	11,095
Upside participation payable	1,550,849	576,360
Subtotal	1,977,633	798,257
Interest payable (incl. in accounts payable and accrued liabilities	120,989	5,600
Total	$2,098,622	$803,857

NOTE 8 – NOTES PAYABLE

The following is a summary of the notes payable:

	December 31,	December 31,
	2021	2020
Note payable to Miller, collateralized by land and two buildings, due in 11 monthly installments of $7,000, beginning December 1, 2021, and a balloon payment of $3,000 due on October 1, 2022, non-interest bearing.	$66,000	-
Note payable to Wheeler Machinery, collateralized by a 374 DL Excavator, due in monthly installments of $19,575, beginning June 2020, including interest at 8.5%, until paid in full (December 2021).	-	$304,845
Note payable to ICM Solutions, LLC, collateralized by three conveyor systems, due in monthly installments of $4,365, beginning April 2020, including interest at 9% until paid in full (December 2021).	-	69,230
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul truck (SN2293), originally due in monthly installments of $14,475, beginning May 2019, including interest at 9%.	-	86,807
Note payable to Epiroc, collateralized by a used Epiroc drill due in 36 monthly payments of $14,679 including interest at 5.2%.	226,115	386,268
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in monthly installments of $19,125, beginning August 2019, including interest at 9%, until paid in full	102,368	349,761
Note payable to Komatsu Equipment, collateralized by a used PC490 Excavator 1 payment of $28,823 and 12 monthly payments of $1,903 including interest at 4.6%.	-	11,275
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul Truck, due in 14 monthly installments of $14,475, beginning in July 2021, including interest at 7.48%, with a balloon payment due in August 2022 of $18,185.	130,128	-
Note payable to Goodfellow, collateralized by a JM Conveyor, due in 19 monthly installments of $4,675, beginning in February 2021 including interest at 15%.	18,900	-
	543,511	1,208,186
Current portion	(427,413)	(981,759)
Long term portion	$116,098	$226,427

Principal payments due are as follows for the years ended: December 31, 2022	$427,413
December 31, 2023	116,098
Total	$543,511

In February 2021, Wheeler CAT requested the return of the CAT 740 Haul truck (SN2293) because the Company was five payments delinquent in its obligation on the related note payable. This truck was then purchased from Wheeler CAT by a related party who in February began leasing the truck to the Company on a month-to-month rental. See Note 13. This arrangement relieved the Company of any other financial obligation on this note.

NOTE 9 – NOTE PAYABLE – CARES Act Loan

In April 2020, the Company received a loan of $463,497 pursuant to the SBA’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 16, 2020 issued by the Company, was to mature on April 9, 2025 and bore interest at a rate of 1% per annum, payable monthly to commence on August 15, 2021. The Note could be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan could be forgiven if funds are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of December 31, 2020, the Company had used funds from the loan to pay qualifying expenses. The Company received forgiveness of the Note on November 24, 2020 and gain on extinguishment of $463,497 was recognized as income during the year ended December 31, 2020.

NOTE 10 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the years ended December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Asset retirement obligation, beginning of period	$1,233,514	$826,637
Obligation incurred:
Kiewit properties	6,833	283,347
JJS property	-	31,016
Accretion expense	121,947	92,514
Asset retirement obligation, end of period	$1,362,294	$1,233,514

In early 2020, the Company updated the asset retirement obligation to reflect a plan for reclamation and closure of the Kiewit and JJS properties at the end of their lives which resulted in an increase of estimated undiscounted costs of $198,365. The asset retirement asset and obligation increased by $125,363 as a result of a change in the estimated timing of costs and the impact of discounting the costs to present value. In late 2020, the Company received notification regarding an increase in its reclamation bond which resulted in a re-assessment of its original reclamation cost estimate. As a result of this reassessment, the asset retirement asset and asset retirement obligation balances were increased by $189,000. This estimate was adjusted by $6,833 in early 2021.

The estimated reclamation costs in 2021 and 2020 were discounted using credit adjusted, risk-free interest rate of 10% from the time the Company incurred the obligation to the time it expects to pay the retirement obligation.

NOTE 11 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both December 31, 2021 and 2020.

NOTE 12 – INCOME TAXES

No benefit (provision) has been recognized for the years ended December 31, 2021 and 2020. The income tax provision (benefit) for the years ended December 31, 2021 and 2020 differ from the statutory rate of 21% as follows:

	December 31, 2021		December 31, 2020
Amount computed using the statutory rate	$(621,000)	(21)%	$(387,000)	(21)%
Changes in prior year estimates	(734,000)	(25)%	(417,000)	(23)%
Non-taxable item – SBA loan forgiven	-	-	(97,000)	(5)%
Other	-	-	15,000	1%
Change in valuation allowance	1,355,000	46%	886,000	48%
Total income tax provision (benefit)	$-	-%	$-	-%

The components of the Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset:
Net operating loss carryforward	4,131,000	2,818,000
Exploration costs	12,000	30,000
Stock based compensation	96,000	96,000
Asset retirement obligation	161,000	73,000
Total deferred tax assets	4,400,000	3,054,000
Valuation allowance	(4,269,000)	(2,915,000)
	131,000	103,000
Deferred tax liabilities: Property and equipment	(131,000)	(103,000)
Net deferred tax assets	-	-

At December 31, 2021, the Company had net operating loss carry forwards of approximately $19.7 million for federal income tax purposes, approximately $7.7 million of which expire between 2036 and 2037. The remaining balance of approximately $12.0 million will never expire but its utilization is limited to 80% of taxable income in any future year.

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, there were no material uncertain tax positions taken by the Company. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2021 and 2020.  The Company’s federal income tax returns for fiscal years 2018 through 2020 remain open and subject to examination.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $18,000 and $17,000 for years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, amounts due to RMH Overhead, LLC for rent of $ Nil and $ Nil, respectively.

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. See Note 5. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month rental. At December 31, 2021 $10,000 is due to RMH for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet.

The Company compensates directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At December 31, 2021 and December 31, 2020, accrued compensation due to directors was $55,000 and $34,000, respectively.

NOTE 14– COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 3 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At December 31, 2021 and 2020, the amount due to Tooele County is $ Nil and $35,568, respectively.

Employment Agreements

The Company has an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement, as amended, requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $144,000 plus an auto allowance and certain performance compensation upon fulfillment of established goals. The agreement allows the board of directors to terminate Mr. Havenstrite’s employment at any time, providing for a severance payment upon termination without cause.

The amounts accrued at December 31, 2021 and 2020, is due to the officers of the Company as follows:

	December 31,	December 31,
	2021	2020
Rick Havenstrite, President	$37,697	$26,620
Marianne Havenstrite, Treasurer and Principal Financial Officer	18,462	11,077
Total	$56,159	$37,697

Mining Leases

Annual claims fees are currently $165 per claim plus administrative and school trust land fees. Total paid for claims fees paid during the years ended December 31, 2021 and 2020, are $15,199 and $14,945, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 15 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended December 31, 2021 the Company had no transactions relating to common stock. During the year ended December 31, 2020, the Company sold 200,000 shares of common stock for cash at a price of $1 per share.

Preferred Stock

The Company's Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

NOTE 16 – STOCK OPTIONS

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

Outstanding and vested options at December 31, 2021 and 2020 were 2,400,000. These options have an exercise price of $0.40, a remaining life of 1.15 years, and no intrinsic value. No options were granted, expired, or were exercised during the year ended December 31, 2021 nor 2020.

NOTE 17 – REVENUE

Product sales for years ended December 31, 2021 and 2020 are shown below:

	December 31,	December 31,
	2021	2020
Concentrate sales
Gold	$6,472,006	$6,811,841
Silver	92,876	68,810
Total concentrate sales	6,564,882	6,880,651

Less: Royalties	(276,416)	(265,212)
Upside participation payments	(974,489)	(987,277)
Outside processing charges	(306,884)	(286,165)
	(1,557,789)	(1,538,654)
Net concentrate sales	5,007,093	5,341,997

Contract processing income	2,734,822	132,110
Total revenue	$7,741,915	$5,474,107

For the years ended December 31, 2021 and 2020, all revenue from Concentrate sales was from concentrate sold to Asahi Refining. For the years ended December 31, 2021 and 2020, all revenue from Contract processing income was received from the outside company whose concentrate sales are to Asahi Refining. The balance due from Asahi Refining is $265,644 which is included in accounts receivable at December 31, 2021.

At December 31, 2021 and December 30, 2020, the Company had a receivable balance from Contract processing income of $ Nil and $ Nil. Contract processing income is proceeds received for ore processed for another company.

NOTE 18 – SUBSEQUENT EVENTS

The Company anticipates modification to its operating permit in Spring 2022 which will require an increase in our bond deposit of approximately $640,000 at that time.