Form 10-Q
period 2022-03-31
Desert Hawk Gold Corp.
filed 2022-05-16
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of May 16, 2022: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP.

CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$594,496	$424,629
Accounts receivable	16,084	270,108
Inventories (NOTE 4)	4,656,095	4,673,189
Prepaid expenses and other current assets	42,854	45,983
TOTAL CURRENT ASSETS	5,309,529	5,413,909
INVENTORIES (NOTE 4)	815,177	1,081,425
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,729,220	4,928,280
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,629,036	3,679,652
RECLAMATION BONDS (NOTE 3)	1,036,142	947,116
TOTAL ASSETS	$15,519,104	$16,050,382

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$348,710	$255,010
Royalties and upside participation payable (NOTE 7)	2,186,631	1,977,633
Accrued interest, prepaid forward gold contract	177,155	120,989
Accrued liabilities – officers and other wages (NOTES 11 and 12)	117,159	111,159
Notes payable, current portion (NOTE 8)	360,003	427,413
Settlement of consulting contract payable (NOTE 10)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	9,473,382	10,263,438
Due to PDK in lieu of gold deliveries (NOTE 7)	7,137,500	5,771,000
TOTAL CURRENT LIABILITIES	20,000,540	19,126,642
LONG-TERM LIABILITIES
Notes payable, net of current portion (NOTE 8)	14,613	116,098
Asset retirement obligation (NOTE 9)	1,395,830	1,362,294
TOTAL LONG-TERM LIABILITIES	1,410,443	1,478,392
TOTAL LIABILITIES	21,410,983	20,605,034
COMMITMENTS AND CONTINGENCIES (NOTES 3, 6 AND 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(15,584,987)	(14,247,760)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,891,879)	(4,554,652)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,519,104	$16,050,382

The accompanying notes are an integral part of these financial statements

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
REVENUE
Concentrate sales	$792,934	$1,371,130
Contract processing income	474,188	760,855
Total revenue	1,267,122	2,131,985

OPERATING EXPENSES
General production and project costs	1,227,726	2,108,902
Contract processing costs	40,705	77,948
Depreciation and amortization	314,688	256,806
Other operating costs	114,915	32,604
Legal and professional	67,771	72,431
Officers and directors fees	87,889	89,294
General and administrative	111,780	74,579
Loss on disposal of equipment	-	204,083
Forward gold contract expense (NOTE 7)	576,444	705,106
TOTAL OPERATING EXPENSES	2,541,918	3,621,753
LOSS FROM OPERATIONS	(1,274,796)	(1,489,768)
OTHER INCOME (EXPENSE)
Interest and other income	26	-
Interest expense – equipment financing	(6,291)	(23,463)
Interest expense - other	(56,166)	(31,233)
TOTAL OTHER INCOME (EXPENSE)	(62,431)	(54,696)
NET LOSS BEFORE INCOME TAX	(1,337,227)	(1,544,464)
Provision (benefit) for income tax	-	-
NET LOSS	$(1,337,227)	$(1,544,464)
Basic and diluted loss per share	$(0.05)	$(0.06)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,831,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the three months ended March 31, 2022 and 2021

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

BALANCE, December 31, 2020	26,831,603	$26,833	$9,666,275	$(11,291,811)	$(1,598,703)
Net loss	-	-	-	(1,544,464)	(1,544,464)
BALANCE, March 31, 2021	26,831,603	$26,833	$9,666,275	$(12,836,275)	$(3,143,167)

BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)
Net loss	-	-	-	(1,337,227)	(1,337,227)
BALANCE, March 31, 2022	26,831,603	$26,833	$9,666,275	$(15,584,987)	$(5,891,879)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,337,227)	$(1,544,464)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	314,689	256,806
Accretion of asset retirement obligation	33,536	30,487
Write down of inventory to net realizable value	680,319	392,820
Loss on disposal of equipment	-	204,083
Changes in operating assets and liabilities:
Accounts receivable	254,024	(197,496)
Inventories	(396,976)	692,508
Prepaid expenses and other current assets	3,128	(804)
Accounts payable and accrued liabilities	93,700	(633,191)
Royalties and upside participation payable (NOTE 7)	208,998	334,884
Accrued interest, prepaid forward gold contract	56,166	120,989
Accrued liabilities – officer and other wages	6,000	82,000
Due to PDK in lieu of gold deliveries (NOTE 7)	1,366,500	1,671,500
Prepaid forward gold contract liability (NOTE 7)	(790,056)	(966,394)
Net cash provided by operating activities	492,801	443,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(65,013)	(5,094)
Payments on reclamation bonds	(89,026)	(189,000)
Net cash used by investing activities	(154,039)	(194,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(168,895)	(211,637)
Net cash used by financing activities	(168,895)	(211,637)
Net increase in cash and cash equivalents	169,867	37,997
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	424,629	173,287
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$594,496	$211,284

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable – equipment	$-	$215,510
Land and building purchased with note payable and accrued rent	$-	$158,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The condensed balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $15,584,987 through March 31, 2022 and net loss of $1,337,227 for the three-month period ended March 31, 2022, along with negative working capital of $14,691,011 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as scheduled on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 7). The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct operations.

The Company has taken steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19, including work from home policies where appropriate. The Company will continue to monitor developments affecting both its workforce and contractors and will take additional precautions as necessary. The ultimate impact of COVID-19 depends on factors beyond management’s knowledge or control, including its duration and third-party actions to contain its spread and mitigate its public health effects. Therefore, the Company cannot estimate the potential future impact to its financial position, results of operations and cash flows, but the impacts could be material.

New Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – RECLAMATION BONDS

At March 31, 2022 and December 31, 2021, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

On March 31, 2022, the Company remitted $89,000 to the Utah Division of Oil, Gas and Mining to provide for the escalation of the existing large mine permit through 2026.Total reclamation bonds posted at March 31, 2022 and December 31, 2021 are $1,036,142 and $947,116, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 4 – INVENTORIES

Inventories at March 31, 2022 and December 31, 2021 consists of the following:

	March 31,	December 31,
	2022	2021
Ore on leach pad	$4,857,770	$5,488,902
Carbon column in process	211,654	119,461
Finished goods	401,848	146,251
	5,471,272	5,754,614
Less long-term portion	(815,177)	(1,081,425)
Total	$4,656,095	$4,673,189

Inventories at March 31, 2022 and December 31, 2021 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustment to inventory, which is included in general production and project costs on the statements of operations, was $680,319 and $392,820 for the three-month periods ended March 31, 2022, and March 31, 2021, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Equipment	$6,513,332	$6,461,263
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	361,480	348,535
Buildings	100,000	100,000
Land and improvements	76,569	76,569
	7,108,949	7,043,935
Less accumulated depreciation	(3,995,475)	(3,802,265)
	3,113,474	3,241,670

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(881,690)	(810,826)
	1,615,746	1,686,610
Total	$4,729,220	$4,928,280

For the Kiewit property facilities, amortization based on total units of production was $70,864 and $12,131 for the three months ended March 31, 2022 and 2021, respectively.

Depreciation expense on property and equipment for the three months ended March 31, 2022 and 2021 was $193,210 and $218,259 respectively.

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

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(841,536)	(864,436)
	3,108,464	3,085,564
Asset retirement obligation assets
Kiewit Site	725,122	725,122
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	784,515	784,515
Less accumulated amortization	(263,943)	(190,427)
	520,572	594,088

Total	$3,629,036	$3,679,652

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

To date, no gold has been delivered under the contract. As of March 31, 2022, and December 31, 2021, a cumulative of 14,275 and 11,542 ounces, respectively, were scheduled to be delivered to PDK under the terms of the Purchase Agreement. The ounces due but unpaid to PDK at March 31, 2022 have been reflected in “Due to PDK in lieu of gold deliveries” on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance and the related contract expense for the three months ended March 31, 2022 are as follows:

	March 31,	December 31,
	2022	2021
Total ounces to be delivered	14,275	11,542
Contractual payment per ounce in lieu of delivery	$500	$500
Amount due to PDK at March 31, 2022	$7,137,500	$5,771,000

	For the three months ended March 31,
	2022	2021
Prepaid forward gold contract liability balance at beginning of period	$10,263,439	13,600,000
Forward gold contract balance associated with ounces to be delivered during period	576,444	705,106
Reduction in prepaid forward gold contract liability balance	(1,366,500)	(1,932,788)
Prepaid forward gold contract liability balance at end of period	$9,473,383	$12,372,318

As of March 31, 2022, and through the issuance of these financial statements, PDK has sent invoices to the Company for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the balance sheet. The Company has received no notice of default on the Purchase Agreement from PDK.

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

The following is a summary of royalties and upside participation payable:

	March 31,	December 31,
	2022	2021
Royalties payable	$445,710	$403,388
Royalties withholding payable	23,460	23,396
Upside participation payable	1,717,461	1,550,849
Total	$2,186,631	$1,977,633

The Purchase Agreement provides for the Company to pay 2.2% interest on outstanding amounts due to PDK. The balance of accrued interest payable to PDK is $177,155 and $120,989 at March 31, 2022 and December 31, 2021, respectively.

NOTE 8 – NOTES PAYABLE

The following is a summary of the notes payable:

	March 31,	December 31,
	2022	2021
Note payable to Miller, collateralized by land and two buildings, due in 11 monthly installments of $7,000, beginning December 1, 2021, and a balloon payment of $3,000 due on October 1, 2022, non-interest bearing.	$45,000	$66,000
Note payable to Epiroc, collateralized by a used Epiroc drill due in 36 monthly payments of $14,679 including interest at 5.2%.	184,945	226,115
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in monthly installments of $19,125, beginning August 2019, including interest at 9%, until paid in full.	46,565	102,368
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul Truck, due in 14 monthly installments of $14,475, beginning in July 2021, including interest at 7.48%, with a balloon payment due in August 2022 of $18,185.	88,712	130,128
Note payable to Goodfellow, collateralized by a JM Conveyor, due in 19 monthly installments of $4,675, beginning in February 2021 including interest at 15%.	9,394	18,900
	374,616	543,511
Current portion	(360,003)	(427,413)
Long term portion	$14,613	$116,098

Principal payments due are as follows for the years ended:
March 31, 2023	$360,003
March 31, 2024	14,613
Total	$374,616

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

NOTE 9 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three months ended March 31, 2022 and 2021 are as follows:

	March 31,	March 31,
	2022	2021
Asset retirement obligation, beginning of period	$1,362,294	$1,233,514
Obligation incurred: Kiewit properties	-	6,833
Accretion expense	33,536	30,487
Asset retirement obligation, end of period	$1,395,830	$1,270,834

NOTE 10 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both March 31, 2022 and December 31, 2021.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $4,500 for three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, no amounts were due to RMH Overhead, LLC for rent.

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. See Note 5. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month rental. At March 31, 2022, $10,000 is due to RMH for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet.

The Company compensates directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At March 31, 2022 and December 31, 2021, accrued compensation due to directors was $61,000 and $55,000 respectively.

NOTE 12– COMMITMENTS AND CONTINGENCIES

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

The amounts accrued at March 31, 2022 and December 31, 2021, is due to the officers of the Company as follows:

	March 31,	December 31,
	2022	2021
Rick Havenstrite, President	$37,697	$37,697
Marianne Havenstrite, Treasurer and Principal Financial Officer	18,462	18,462
Total	$56,159	$56,159

Mining Leases

Annual claims fees are currently $165 per claim plus administrative and school trust land fees. Total paid for claims fees paid during the three months ended March 21, 2022 and 2021, were $Nil and $Nil, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 13 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three months ended March 31, 2022 and 2021 the Company had no transactions relating to common stock.

Preferred Stock

The Company's Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

NOTE 14 - STOCK OPTIONS

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

Outstanding and vested options at March 31, 2022 and December 31, 2021 were 2,400,000. These options have an exercise price of $0.40, a remaining life of .90 years, and no intrinsic value. No options were granted, expired, or were exercised during the three months ended March 31, 2022 nor 2021.

NOTE 15 – REVENUE

Product sales for the three months ended March 31, 2022 and 2021 are shown below:

	March 31,	March 31,
	2022	2021
Concentrate sales
Gold	$1,043,929	$1,748,208
Silver	14,128	27,339
Total concentrate sales	1,058,057	1,775,547
Less: Royalties	(44,550)	(74,760)
Upside participation payments	(166,612)	(260,125)
Outside processing charges	(53,961)	(69,533)
	(265,123)	(404,418)
Net concentrate sales	792,934	1,371,129
Contract processing income	474,188	760,856
Total revenue	$1,267,122	$2,131,985

For the three months ended March 31, 2022 and 2021, all revenue from Concentrate sales was from concentrate sold to Asahi Refining. For the three months ended March 31, 2022 and 2021, all revenue from Contract processing income was received from the outside company whose concentrate sales are to Asahi Refining. The balance due from Asahi Refining is $16,084 and $265,644 which is included in accounts receivable at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 30, 2021, the Company had a receivable balance from Contract processing income of $ Nil and $ Nil. Contract processing income is proceeds received for ore processed for another company.

NOTE 16– SUBSEQUENT EVENTS

The Company anticipates modification to its operating permit in Fall 2022 which will require an increase in our bond deposit of approximately $640,000 at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this 10-Q. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;

●	disruptions in credit and financial markets;

●	global productive capacity

●	changes in existing mining laws or regulations;

●	changes in product costing;

●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities); and

●	disruptions due to global pandemics, supply chain delays, or civil unrest.

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

During the first quarter of 2022 we crushed 46,000 tons of mineralized material and hauled 135,000 tons of waste from the open-pit Kiewit Pit. Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun. We intend to continue our drilling program during 2022 at a further cost of approximately $175,000. We also intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

Since securing funding in March 2019, we have recommenced mining operations. Revenues of approximately $15,525,000 from sales of gold and other metals have been received through March 31, 2022, bringing total revenue from metals sales from the inception of the processing in 2014 to $21,826,000.

Results of Operations for the Three months Ended March 31, 2022 and 2021.

During the quarters ended March 31, 2022 and 2021, we had net losses of $1,337,227 and $1,544,464, respectively. This represents a decrease in net loss of $207,237 for the quarter ended March 31, 2022 over the quarter ended March 31, 2021.

The operating loss of $1,274,796 for the three months ended March 31, 2022 as compared to the operating loss of 1,489,768 for the quarter ended March 2021 represents decreased operating losses in the amount of $214,972. Decreased losses are primarily due to the decrease in general production and project costs due to lower production as well as a loss on disposal of equipment.

Liquidity and Cash Flow

Net cash provided by operating activities was $492,801 during the three-month period ended March 31, 2022, compared with cash used by operating activities of $443,728 during the three-month period ended March 31, 2021. This $49,023 increase in cash used is primarily attributable to the decrease in inventories and the amount due to PDK in lieu of gold deliveries during the three months ended March 31, 2022, and changes in the forward gold contract liability.

Net cash used by investing activities was $154,039 during the three-month period ended March 31, 2022 compared to $194,094 during the three-month period ended March 31, 2021. This decrease of $40,055 during the three-month period ended March 31, 2022 was due to the reduction in payments on reclamation bonds offset by an increase in additions to property and equipment.

Net cash used by financing activities was $168,895 during the three-month period ended March 31, 2022, compared with $211,637 cash used by financing activities during the three-month period ended March 31, 2021. The decrease was due primarily to the decrease in payments made on notes payable.

As a result of the above, cash increased by $169,867 during the three-month period ended March 31, 2022 over the cash balance at December 31, 2021, leaving us with a cash balance of $594,496 as of March 31, 2022.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $15,584,987 and negative working capital of $14,691,011 through March 31, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Critical Accounting Policies

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the monthly gold deliveries beginning January through November of 2021 and anticipate that we will be unable to make deliveries until at least the beginning of the next fiscal year. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. As of the filing date of this report, we are obligated to deliver to PDK 9,720 ounces of gold, plus default interest of approximately $177,155 (calculated at the rate of LIBOR plus 2%), under the Amended Agreement. We are involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

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

Desert Hawk Gold Corp.

Date: May 16, 2022	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)