Form 10-Q
period 2022-06-30
Desert Hawk Gold Corp.
filed 2022-08-15
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of August 15, 2022: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP.

CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,166,356	$424,629
Accounts receivable	36,799	270,108
Inventories (NOTE 4 )	3,903,664	4,673,189
Prepaid expenses and other current assets	49,113	45,983
TOTAL CURRENT ASSETS	5,155,932	5,413,909
INVENTORIES (NOTE 4 )	843,868	1,081,425
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,551,730	4,928,280
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,616,493	3,679,652
RECLAMATION BONDS (NOTE 3)	1,036,172	947,116
TOTAL ASSETS	$15,204,195	$16,050,382

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$128,667	$255,010
Royalties and upside participation payable (NOTE 7)	2,522,538	1,977,633
Accrued interest, prepaid forward gold contract	353,505	120,989
Accrued liabilities – officers and other wages (NOTE 11)	127,159	111,159
Notes payable, current portion (NOTE 8)	143,190	427,413
Settlement of consulting contract payable (NOTE 10)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	8,262,715	10,263,438
Due to PDK in lieu of gold deliveries (NOTE 7)	9,231,500	5,771,000
TOTAL CURRENT LIABILITIES	20,969,274	19,126,642
LONG-TERM LIABILITIES
Notes payable, net of current portion (NOTE 8)	-	116,098
Asset retirement obligation (NOTE 9)	1,429,365	1,362,294
TOTAL LONG-TERM LIABILITIES	1,429,365	1,478,392
TOTAL LIABILITIES	22,398,639	20,605,034
COMMITMENTS AND CONTINGENCIES (NOTES 3, 6 AND 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(16,887,552)	(14,247,760)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,194,444)	(4,554,652)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,204,195	$16,050,382

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

For the three and six months ended June 30, 2022 and 2021

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUE
Concentrate sales	$1,242,095	$940,151	$2,035,029	$2,311,281
Contract processing income	497,241	675,640	971,429	1,436,495
Total revenue	1,739,336	1,615,791	3,006,458	3,747,776

OPERATING EXPENSES
General production and project costs	1,422,412	850,840	2,650,138	2,959,742
Contract processing costs	30,509	65,196	71,214	143,144
Depreciation and amortization	179,433	237,424	494,121	494,230
Other operating costs	148,815	102,557	263,730	135,161
Exploration expense	-	4,997	-	4,997
Legal and professional	23,150	41,005	90,921	113,436
Officers and directors fees	84,658	78,371	172,547	167,665
General and administrative	69,121	120,966	180,901	195,545
Loss on disposal of equipment	18,468	30,081	18,468	234,164
Forward gold contract expense (NOTE 7)	883,333	576,444	1,459,777	1,281,550
TOTAL OPERATING EXPENSES	2,859,899	2,107,881	5,401,817	5,729,634
LOSS FROM OPERATIONS	(1,120,563)	(492,090)	(2,395,359)	(1,981,858)
OTHER INCOME (EXPENSE)
Interest and other income	30	40	56	40
Interest expense – equipment financing	(5,224)	(29,415)	(11,515)	(52,878)
Interest expense - other	(176,808)	(3,612)	(232,974)	(34,845)
TOTAL OTHER INCOME (EXPENSE)	(182,002)	(32,987)	(244,433)	(87,683)
NET LOSS BEFORE INCOME TAX	(1,302,565)	(525,077)	(2,639,792)	(2,069,541)
Provision (benefit) for income tax	-	-	-	-
NET LOSS	$(1,302,565)	$(525,077)	$(2,639,792)	$(2,069,541)
Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.10)	$(0.08)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,831,603	26,831,603	26,831,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the three and six months ended June 30, 2022 and 2021

	Common Stock				Total
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

BALANCE, December 31, 2020	26,831,603	$26,833	$9,666,275	$(11,291,811)	$(1,598,703)
Net loss	-	-	-	(1,544,464)	(1,544,464)
BALANCE, March 31, 2021	26,831,603	26,833	9,666,275	(12,836,275)	(3,143,167)
Net loss	-	-	-	(525,077)	(525,077)
BALANCE, June 30, 2021	26,831,603	$26,833	$9,666,275	$(13,361,352)	$(3,668,244)

BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)
Net loss	-	-	-	(1,337,227)	(1,337,227)
BALANCE, March 31, 2022	26,831,603	26,833	9,666,275	(15,584,987)	(5,891,879)
Net loss	-	-	-	(1,302,565)	(1,302,565)
BALANCE, June 30, 2022	26,831,603	$26,833	$9,666,275	$(16,887,552)	$(7,194,444)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,639,792)	$(2,069,541)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	494,121	494,230
Accretion of asset retirement obligation	67,071	60,974
Write down of inventory to net realizable value	1,235,568	108,993
Loss on disposal of equipment	18,468	234,164
Changes in operating assets and liabilities:
Accounts receivable	233,309	(9,305)
Inventories	(228,486)	1,085,329
Prepaid expenses and other current assets	(3,130)	3,984
Accounts payable and accrued liabilities	(126,343)	(925,843)
Royalties and upside participation payable (NOTE 7)	544,905	577,585
Accrued interest, prepaid forward gold contract	232,516	-
Accrued liabilities – officer and other wages	16,000	40,462
Due to PDK in lieu of gold deliveries (NOTE 7)	3,460,500	3,038,000
Prepaid forward gold contract liability (NOTE 7)	(2,000,723)	(1,756,450)
Net cash provided by operating activities	1,303,984	882,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(117,880)	(118,887)
Proceeds from sale of equipment	45,000	-
Payments on reclamation bonds	(89,056)	(189,040)
Net cash used by investing activities	(161,936)	(307,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(400,321)	(540,567)
Net cash used by financing activities	(400,321)	(540,567)
Net increase in cash and cash equivalents	741,727	34,088
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	424,629	173,287
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,166,356	$207,375

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable – equipment	$-	$426,751
Land and building purchased with note payable and accrued rent	$-	$158,000

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

For the three and six months ended June 30, 2022 and 2021, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $16,887,552 through June 30, 2022 and net loss of $2,639,792 for the six-month period ended June 30, 2022, along with negative working capital of $15,813,342 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as scheduled on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 7). The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – RECLAMATION BONDS

At June 30, 2022 and December 31, 2021, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

On March 31, 2022, the Company’s bond was increased $89,000 by the Utah Division of Oil, Gas and Mining to provide for the escalation of the existing large mine permit through 2026.

Total reclamation bonds posted at June 30, 2022 and December 31, 2021 are $1,036,172 and $947,116, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 4 – INVENTORIES

Inventories at June 30, 2022 and December 31, 2021 consists of the following:

	June 30,	December 31,
	2022	2021
Ore on leach pad	$4,276,789	$5,488,902
Carbon column in process	199,967	119,461
Finished goods	270,776	146,251
	4,747,532	5,754,614
Less long-term portion	(843,868)	(1,081,425)
Total	$3,903,664	$4,673,189

Inventories at June 30, 2022 and December 31, 2021 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories.

The adjustment to inventory was $1,235,568 and $108,993 for the six-month periods ended June 30, 2022, and June 30, 2021, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Equipment	$6,422,853	$6,461,263
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	361,481	348,535
Buildings	100,000	100,000
Land and improvements	93,340	76,569
	7,035,242	7,043,935
Less accumulated depreciation	(4,092,641)	(3,802,265)
	2,942,601	3,241,670

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(888,307)	(810,826)
	1,609,129	1,686,610
Total	$4,551,730	$4,928,280

For the Kiewit property facilities, amortization based on total units of production was $6,617 and $5,627 for the three months ended June 30, 2022 and 2021, respectively. For the Kiewit property facilities, amortization based on total units of production was $77,481 and $17,758 for the six months ended June 30, 2022 and 2021, respectively.

Depreciation expense on property and equipment for the three months ended June 30, 2022 and 2021 was $160,274 and $217,274 respectively. Depreciation expense on property and equipment for the six months ended June 30, 2022 and 2021 was $352,842 and $435,533 respectively.

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

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(852,000)	(864,436)
	3,098,000	3,085,564
Asset retirement obligation assets
Kiewit Site	725,122	725,122
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	784,515	784,515
Less accumulated amortization	(266,022)	(190,427)
	518,493	594,088

Total	$3,616,493	$3,679,652

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

To date, no gold has been delivered under the contract. As of June 30, 2022 and December 31, 2021, a cumulative of 18,463 and 11,542 ounces, respectively, were scheduled to be delivered to PDK under the terms of the Purchase Agreement. The ounces due but unpaid to PDK at June 30, 2022 have been reflected in “Due to PDK in lieu of gold deliveries” on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance as of June 30, 2022 and December 21, 2021 is as follows:

	June 30,	December 31,
	2022	2021
Total ounces to be delivered	18,463	11,542
Contractual payment per ounce in lieu of delivery	$500	$500
Amount due to PDK	$9,231,500	$5,771,000

For the three and six months ended June 30, 2022 and 2021, the expense related to the forward gold contract is as follows:

	For the three months ended June 30,
	2022	2021
Prepaid forward gold contract liability balance at beginning of period	$9,473,383	$12,633,606
Forward gold contract balance associated with ounces to be delivered during period	883,332	576,444
Reduction in prepaid forward gold contract liability balance	(2,094,000)	(1,366,500)
Prepaid forward gold contract liability balance at end of period	$8,262,715	$11,843,550

	For the six months ended June 30,
	2022	2021
Prepaid forward gold contract liability balance at beginning of period	$10,263,439	$13,600,000
Forward gold contract balance associated with ounces to be delivered during period	1,459,776	1,281,550
Reduction in prepaid forward gold contract liability balance	(3,460,500)	(3,038,000)
Prepaid forward gold contract liability balance at end of period	$8,262,715	$11,843,550

As of June 30, 2022, and through the issuance of these financial statements, PDK has sent invoices to the Company for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the balance sheets. The Company has received no notice of default on the Purchase Agreement from PDK.

In addition to the delivery of gold ounces, the Purchase Agreement contains a royalty provision whereby royalties of 4% are due to PDK on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Royalties are payable within 30 days following the end of each fiscal quarter. To date, none has been remitted to PDK. Under the Purchase Agreement, the Company also pays a 5% withholding tax to the state of Utah on the PDK royalty payments.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The payment due to PDK is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within four days following each sale. To date, none has been remitted to PDK.

The following is a summary of royalties and upside participation payable:

	June 30,	December 31,
	2022	2021
Royalties payable	$511,643	$403,388
Royalties withholding payable	26,931	23,396
Upside participation payable	1,983,964	1,550,849
Total	$2,522,538	$1,977,633

The Purchase Agreement provides for the Company to pay default interest (calculated at the rate of LIBOR plus 2%) on outstanding amounts due to PDK. The balance of accrued interest payable to PDK is $353,505 and $120,989 at June 30, 2022 and December 31, 2021, respectively.

NOTE 8 – NOTES PAYABLE

The following is a summary of the notes payable:

	June 30,	December 31,
	2022	2021
Note payable to Miller, collateralized by land and two buildings, due in 11 monthly installments of $7,000, beginning December 1, 2021, and a balloon payment of $3,000 due on October 1, 2022, non-interest bearing.	$-	$66,000
Note payable to Epiroc, collateralized by a used Epiroc drill due in 36 monthly payments of $14,679 including interest at 5.2%.	143,190	226,115
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in monthly installments of $19,125, beginning August 2019, including interest at 9%.	-	102,368
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul Truck, due in 14 monthly installments of $14,475, beginning in July 2021, including interest at 7.48%.	-	130,128
Note payable to Goodfellow, collateralized by a JM Conveyor, due in 19 monthly installments of $4,675, beginning in February 2021 including interest at 15%.	-	18,900
	143,190	543,511
Current portion	(143,190)	(427,413)
Long term portion	$-	$116,098

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

The current portion of debt of $143,190 will be repaid over the next ten months.

NOTE 9 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended
	June 30,	June 30,
	2022	2021
Asset retirement obligation, beginning of period	$1,395,830	$1,270,834
Accretion expense	33,535	30,487
Asset retirement obligation, end of period	$1,429,365	$1,301,321

	Six months ended
	June 30,	June 30,
	2022	2021
Asset retirement obligation, beginning of period	$1,362,294	$1,233,514
Obligation incurred: Kiewit properties	-	6,833
Accretion expense	67,071	60,974
Asset retirement obligation, end of period	$1,429,365	$1,301,321

NOTE 10 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both June 30, 2022 and December 31, 2021.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $4,500 for three months ended June 30, 2022 and 2021, respectively. The Company recognized rent expense of $9,000 and 9,000 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, no amounts were due to RMH Overhead, LLC for rent.

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. See Note 5. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month rental. At June 30, 2022, $5,000 is due to RMH for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet. Effective June 1, 2022, rental for this haul truck will be temporarily reduced to $5,000 per month to recognize the minimal use of the truck while the Company awaits approval of the modification to the operating permit, currently expected late in 2022.

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

For the three months ended June 30, 2022 and 2021, the Company paid Mr. Havenstrite $40,255 and $38,769, respectively. For the six months ended June 30, 2022 and 2021, the Company paid Mr. Havenstrite $74,760 and $60,623, respectively.

The amounts accrued at June 30, 2022 and December 31, 2021, is due to the officers of the Company as follows:

	June 30,	December 31,
	2022	2021
Rick Havenstrite, President	$37,697	$37,697
Marianne Havenstrite, Treasurer and Principal Financial Officer	18,462	18,462
Total	$56,159	$56,159

The Company compensates directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At June 30, 2022 and December 31, 2021, accrued compensation due to directors was $71,000 and $55,000 respectively.

NOTE 12– COMMITMENTS AND CONTINGENCIES

Mining Leases

Annual claims fees are currently $165 per claim plus administrative and school trust land fees. Total paid for claims fees paid during the three and six months ended June 30, 2022 and 2021 were $Nil and $Nil, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 13 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the six months ended June 30, 2022 and 2021, the Company had no transactions relating to common stock.

Preferred Stock

The Company's Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

NOTE 14 - STOCK OPTIONS

The Company has reserved 2,400,000 shares under its 2018 Stock Incentive Plan (the “Plan”). The Plan was adopted by the board of directors on March 28, 2018 as a vehicle for the recruitment and retention of qualified employees, officers, directors, consultants, and other service providers. The Plan is administered by the Board of Directors. The Company may issue, to eligible persons, restricted common stock, incentive and non-statutory options, stock appreciation rights and restricted stock units. The terms and conditions of awards under the Plan will be determined by the Board of Directors.

Outstanding and vested options at June 30, 2022 and December 31, 2021 were 2,400,000. These options have an exercise price of $0.40, a remaining life of .65 years, and no intrinsic value. No options were granted, expired, or were exercised during the three- and six- months ended June 30, 2022 nor 2021.

NOTE 15 – REVENUE

Product sales for the three- and six- months ended June 30, 2022 and 2021 are shown below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Concentrate sales
Gold	$1,627,611	$1,234,979	$2,671,540	$2,983,188
Silver	20,724	19,168	34,852	46,507
Total concentrate sales	1,648,335	1,254,147	2,706,392	3,029,695
Less: deductions to concentrate sales
Royalties	(69,404)	(52,806)	(113,953)	(127,566)
Upside participation payments	(266,503)	(191,415)	(433,115)	(451,540)
Outside processing	(70,333)	(69,775)	(124,295)	(139,308)
Subtotal – deductions to concentrate sales	(406,240)	(313,996)	(671,363)	(718,414)
Net concentrate sales	1,242,095	940,151	2,035,029	2,311,281

Processing income	497,241	684,609	971,429	1,462,195
Less: outside processing charges	-	(8,969)	-	(25,700)
Net processing income	497,241	675,640	971,429	1,436,495
TOTAL REVENUE	$1,739,336	$1,615,791	$3,006,458	$3,747,776

For the three- and six- months ended June 30, 2022 and 2021, all revenue from Concentrate sales was from concentrate sold to Asahi Refining. At June 30, 2022 and December 31, 2021, the balance due from Asahi Refining is $Nil and $265,444, respectively.

For the three- and six- months ended June 30, 2022 and 2021, all revenue from Contract processing income was received from the outside company whose concentrate sales are to Asahi Refining. As of June 30, 2022 and December 31, 2021, the balance due from contract processing income was $36,799 and $Nil, respectively.

NOTE 16– SUBSEQUENT EVENTS

The Company anticipates modification to its operating permit in Fall 2022 which will require an increase in our bond deposit of approximately $600,000 at that time.

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

During the first six months of 2022 we crushed 82,900 tons of mineralized material and hauled 183,900 tons of waste from the open-pit Kiewit Pit. Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun. We intend to continue our drilling program during 2022 at a further cost of approximately $250,000. We also intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

Since securing funding in March 2019, we have recommenced mining operations. Revenues of approximately $16,767,000 from sales of gold and other metals have been received through June 30, 2022, bringing total revenue from metals sales from the inception of the processing in 2014 to $23,068,000.

Results of Operations for the three and six months Ended June 30, 2022 and 2021.

During the quarters ended June 30, 2022 and 2021, we had net losses of $1,302,565 and $525,077 respectively. This represents an increase in net loss of $777,488 for the quarter ended June 30, 2022 over the quarter ended June 30, 2021. For the six months ended June 30, 20221 and 2021, the Company had net losses of $2,639,792 and $2,069,541, respectively.

The operating loss of $1,120,563 for the three months ended June 30, 2022 as compared to the operating loss of $492,090 for the three months ended June 30, 2021 represents increased operating loss of $628,473 for the period. The operating loss of $2,395,359 for the six months ended June 30, 2022 as compared to the operating loss of 1,981,858 for the six months ended June 2021 represents increased operating losses in the amount of $413,501. Increased losses are primarily due to the increase in forward gold contract expense.

Liquidity and Cash Flow

Net cash provided by operating activities $1,303,984 during the six-month period ended June 30, 2022, compared with cash used by operating activities of $882,582 during the six-month period ended June 30, 2021. This $421,402 increase in cash provided is primarily attributable to the decrease in inventories and the increase in the amount due to PDK in lieu of gold deliveries during the six months ended June 30, 2022.

Net cash used by investing activities was $161,936 during the six-month period ended June 30, 2022 compared to $307,927 cash used during the six-month period ended June 30, 2021. This decrease of cash used of $145,991 during the six-month period ended June 30, 2022 was due to the reduction in payments on reclamation bonds.

Net cash used by financing activities was $400,321 during the six-month period ended June 30, 2022, compared with $540,567 cash used by financing activities during the six-month period ended June 30, 2021. The decrease of $140,246 was due primarily to the decrease in payments made on notes payable.

As a result of the above, cash increased by $741,727 during the six-month period ended June 30, 2022 over the cash balance at December 31, 2021, leaving us with a cash balance of $1,166,356 as of June 30, 2022.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $16,887,552 and negative working capital of $15,813,342 at June 30, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. We have failed to make the monthly gold deliveries beginning December 2020 through July 2022 and anticipate that we will be unable to make deliveries until at least the beginning of the next fiscal year. . The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. As of the filing date of this report, we are obligated to deliver to PDK 19,859 ounces of gold, plus default interest of approximately $353,505 (calculated at the rate of LIBOR plus 2%), under the Amended Agreement. We are involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the gold delivery agreement.

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

Desert Hawk Gold Corp.

Date: August 15, 2022	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)