Form 10-Q
period 2022-09-30
Desert Hawk Gold Corp.
filed 2022-11-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of November 14, 2022: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP.

CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,628,319	$424,629
Accounts receivable	11,141	270,108
Inventories (NOTE 4)	3,617,997	4,673,189
Prepaid expenses and other current assets	44,045	45,983
TOTAL CURRENT ASSETS	5,301,502	5,413,909
INVENTORIES (NOTE 4)	-	1,081,425
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,500,985	4,928,280
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,616,493	3,679,652
RECLAMATION BONDS (NOTE 3)	1,036,296	947,116
TOTAL ASSETS	$14,455,276	$16,050,382

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$124,715	$255,010
Royalties and upside participation payable (NOTE 7)	2,769,097	1,977,633
Accrued interest, prepaid forward gold contract (NOTE 7)	427,909	120,989
Accrued liabilities – officers and other wages (NOTES 11 and 12)	132,159	111,159
Notes payable, current portion (NOTE 8)	100,927	427,413
Settlement of consulting contract payable (NOTE 10)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	7,052,049	10,263,438
Due to PDK in lieu of gold deliveries (NOTE 7)	11,325,500	5,771,000
TOTAL CURRENT LIABILITIES	22,132,356	19,126,642
LONG-TERM LIABILITIES
Notes payable, net of current portion (NOTE 8)	-	116,098
Asset retirement obligation (NOTE 9)	1,462,901	1,362,294
TOTAL LONG-TERM LIABILITIES	1,462,901	1,478,392
TOTAL LIABILITIES	23,595,257	20,605,034
COMMITMENTS AND CONTINGENCIES (NOTES 3, 6 AND 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(18,833,089)	(14,247,760)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,139,981)	(4,554,652)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,455,276	$16,050,382

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

For the three and nine months ended September 30, 2022 and 2021

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE
Concentrate sales	$1,092,854	$1,376,035	$3,127,883	$3,687,316
Contract processing income	158,757	753,755	1,130,186	2,190,250
Total revenue	1,251,611	2,129,790	4,258,069	5,877,566

OPERATING EXPENSES
General production and project costs	1,747,388	1,155,365	4,397,526	4,115,107
Contract processing costs	32,411	56,345	103,625	199,489
Depreciation and amortization	160,619	287,662	654,740	781,892
Other operating costs	116,701	128,412	380,431	263,573
Exploration expense	-	4,086	-	9,083
Legal and professional	26,085	36,679	117,006	150,115
Officers and directors’ fees	89,102	89,761	261,649	257,426
General and administrative	63,773	81,502	244,674	277,047
Loss on disposal of equipment	4,453	5,487	22,921	239,651
Forward gold contract expense (NOTE 7)	883,334	576,444	2,343,111	1,857,994
TOTAL OPERATING EXPENSES	3,123,866	2,421,743	8,525,683	8,151,377
LOSS FROM OPERATIONS	(1,872,255)	(291,953)	(4,267,614)	(2,273,811)
OTHER INCOME (EXPENSE)
Interest and other income	2,823	10,033	2,879	10,073
Interest expense – equipment financing	(1,773)	(18,994)	(13,288)	(71,872)
Interest expense - other	(74,332)	(31,031)	(307,306)	(65,876)
TOTAL OTHER INCOME (EXPENSE)	(73,282)	(39,992)	(317,715)	(127,675)
NET LOSS BEFORE INCOME TAX	(1,945,537)	(331,945)	(4,585,329)	(2,401,486)
Provision (benefit) for income tax	-	-	-	-
NET LOSS	$(1,945,537)	$(331,945)	$(4,585,329)	$(2,401,486)
Basic and diluted loss per share	$(0.07)	$(0.01)	$(0.17)	$(0.09)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,831,603	26,831,603	26,831,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the three and nine months ended September 30, 2022 and 2021

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
BALANCE, December 31, 2020	26,831,603	$26,833	$9,666,275	$(11,291,811)	$(1,598,703)
Net loss	-	-	-	(1,544,464)	(1,544,464)
BALANCE, March 31, 2021	26,831,603	26,833	9,666,275	(12,836,275)	(3,143,167)
Net loss	-	-	-	(525,077)	(525,077)
BALANCE, June 30, 2021	26,831,603	26,833	9,666,275	(13,361,352)	(3,668,244)
Net loss	-	-	-	(331,945)	(331,945)
BALANCE, September 30, 2021	26,831,603	$26,833	$9,666,275	$(13,693,297)	$(4,000,189)

BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)
Net loss	-	-	-	(1,337,227)	(1,337,227)
BALANCE, March 31, 2022	26,831,603	26,833	9,666,275	(15,584,987)	(5,891,879)
Net loss	-	-	-	(1,302,565)	(1,302,565)
BALANCE, June 30, 2022	26,831,603	26,833	9,666,275	(16,887,552)	(7,194,444)
Net loss	-	-	-	(1,945,537)	(1,945,537)
BALANCE, September 30, 2022	26,831,603	$26,833	$9,666,275	$(18,833,089)	$(9,139,981)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(4,585,329)	$(2,401,486)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization		654,740	781,892
Accretion of asset retirement obligation		100,607	91,461
Write down of inventory to net realizable value		2,049,961	1,265,018
Loss on disposal of equipment		22,921	239,651
Changes in operating assets and liabilities:
Accounts receivable		258,967	(59,675)
Inventories		86,656	(154,122)
Prepaid expenses and other current assets		1,938	(13,441)
Accounts payable and accrued liabilities		(130,295)	(995,363)
Royalties and upside participation payable (NOTE 7)		791,464	919,893
Accrued interest, prepaid forward gold contract (NOTE 7)		306,920	-
Accrued liabilities – officer and other wages		21,000	45,462
Due to PDK in lieu of gold deliveries (NOTE 7)		5,554,500	4,404,500
Prepaid forward gold contract liability (NOTE 7)		(3,211,389)	(2,546,506)
Net cash provided by operating activities		1,922,661	1,577,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment		(232,707)	(191,371)
Proceeds from sale of equipment		45,500	6,000
Payments on reclamation bonds		(89,180)	(189,073)
Net cash used by investing activities		(276,387)	(374,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable		(442,584)	(904,284)
Net cash used by financing activities		(442,584)	(904,284)
Net increase in cash and cash equivalents		1,203,690	298,556
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		424,629	173,287
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$1,628,319	$471,843

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable – equipment	$		$579,909
Land and building purchased with note payable and accrued rent	$		$158,000

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 30, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

For the three and nine months ended September 30, 2022 and 2021, common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $18,833,089 through September 30, 2022 and net loss of $4,585,329 for the nine-month period ended September 30, 2022, along with negative working capital of $16,830,854 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as scheduled on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 7). The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – RECLAMATION BONDS

At September 30, 2022 and December 31, 2021, the Company has a surety bond of $674,000 in an escrow account with the bonding company for reclamation of its property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

On March 31, 2022, the Company’s bond was increased $89,000 by the Utah Division of Oil, Gas and Mining to provide for the escalation of the existing large mine permit through 2026.

Total reclamation bonds posted at September 30, 2022 and December 31, 2021 are $1,036,296 and $947,116, respectively, which consists of the above escrowed amount along with certificate of deposits held with the state of Utah for the remaining bonds on the property, including exploration bonds.

NOTE 4 – INVENTORIES

Inventories at September 30, 2022 and December 31, 2021 consists of the following:

	September 30,	December 31,
	2022	2021
Ore on leach pad	$3,412,433	$5,488,902
Carbon column in process	193,866	119,461
Finished goods	11,698	146,251
	3,617,997	5,754,614
Less long-term portion	-	(1,081,425)
Total	$3,617,997	$4,673,189

Inventories at September 30, 2022 and December 31, 2021 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories.

The adjustment to inventory was $2,049,961 and $1,265,018 for the nine-month periods ended September 30, 2022, and September 30, 2021, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Equipment	$6,498,051	$6,461,263
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	369,595	348,535
Buildings	100,000	100,000
Land and improvements	105,299	76,569
	7,130,513	7,043,935
Less accumulated depreciation	(4,238,657)	(3,802,265)
	2,891,856	3,241,670

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(888,307)	(810,826)
	1,609,129	1,686,610
Total	$4,500,985	$4,928,280

For the Kiewit property facilities, amortization based on total units of production was $Nil and $20,412 for the three months ended September 30, 2022 and 2021, respectively. For the Kiewit property facilities, amortization based on total units of production was $78,121 and $38,170 for the nine months ended September 30, 2022 and 2021, respectively. There was no production during the three months ended September 30, 2022 as the Company awaits approval of permits.

Depreciation expense on property and equipment for the three months ended September 30, 2022 and 2021 was $160,619 and $222,804 respectively. Depreciation expense on property and equipment for the nine months ended September 30, 2022 and 2021 was $513,460 and $658,337 respectively.

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

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(852,000)	(864,436)
	3,098,000	3,085,564
Asset retirement obligation assets
Kiewit Site	725,122	725,122
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	784,515	784,515
Less accumulated amortization	(266,022)	(190,427)
	518,493	594,088
Total	$3,616,493	$3,679,652

Amortization of the mineral properties and interests based on total units of production was $Nil and $57,739 for the three months ended September 30, 2022 and 2021. Amortization of the mineral properties and interests was $63,159 and $107,972 for the nine months ended September 30, 3022 and 2021, respectively.

There was no production during the three months ended September 30, 2022 as the Company awaits approval of permits.

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

To date, no gold has been delivered under the contract. As of September 30, 2022 and December 31, 2021, a cumulative of 22,651 and 11,542 ounces, respectively, were scheduled to be delivered to PDK under the terms of the Purchase Agreement. The ounces due but unpaid to PDK at September 30, 2022 have been reflected in “Due to PDK in lieu of gold deliveries” on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance as of September 30, 2022 and December 21, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Total ounces to be delivered	22,651	11,542
Contractual payment per ounce in lieu of delivery	$500	$500
Amount due to PDK	$11,325,500	$5,771,000

For the three and nine months ended September 30, 2022 and 2021, the expense related to the forward gold contract is as follows:

	For the three months ended September 30,
	2022	2021
Prepaid forward gold contract liability balance at beginning of period	$8,262,715	$11,843,550
Forward gold contract balance associated with ounces to be delivered during period	883,334	576,444
Reduction in prepaid forward gold contract liability balance	(2,094,000)	(1,366,500)
Prepaid forward gold contract liability balance at end of period	$7,052,049	$11,053,494

	For the nine months ended September 30,
	2022	2021
Prepaid forward gold contract liability balance at beginning of period	$10,263,438	$13,600,000
Forward gold contract balance associated with ounces to be delivered during period	2,343,111	1,857,994
Reduction in prepaid forward gold contract liability balance	(5,554,500)	(4,404,500)
Prepaid forward gold contract liability balance at end of period	$7,052,049	$11,053,494

As of September 30, 2022, and through the issuance of these financial statements, PDK has sent invoices to the Company for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the balance sheets. The Company has received no notice of default on the Purchase Agreement from PDK.

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

The following is a summary of royalties and upside participation payable:

	September 30,	December 31,
	2022	2021
Royalties payable	$567,982	$403,388
Royalties withholding payable	29,896	23,396
Upside participation payable	2,171,219	1,550,849
Total	$2,769,097	$1,977,633

The Purchase Agreement provides for the Company to pay default interest (calculated at the rate of LIBOR plus 2%) on outstanding amounts due to PDK. The balance of accrued interest payable to PDK is $427,909 and $120,989 at September 30, 2022 and December 31, 2021, respectively.

NOTE 8 – NOTES PAYABLE

The following is a summary of the notes payable:

	September 30,	December 31,
	2022	2021
Note payable to Miller, collateralized by land and two buildings, due in 11 monthly installments of $7,000, beginning December 1, 2021, and a balloon payment of $3,000 due on October 1, 2022, non-interest bearing.	$-	$66,000
Note payable to Epiroc, collateralized by a used Epiroc drill due in 36 monthly payments of $14,679 including interest at 5.2%.	100,897	226,115
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in monthly installments of $19,125, beginning August 2019, including interest at 9%.	-	102,368
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul Truck, due in 14 monthly installments of $14,475, beginning in July 2021, including interest at 7.48%.	-	130,128
Note payable to Goodfellow, collateralized by a JM Conveyor, due in 19 monthly installments of $4,675, beginning in February 2021 including interest at 15%.	-	18,900
	100,897	543,511
Current portion	(100,897)	(427,413)
Long term portion	$-	$116,098

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

The current portion of debt of $100,897 will be paid over the next seven months.

NOTE 9 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended
	September 30,	September 30,
	2022	2021
Asset retirement obligation, beginning of period	$1,429,365	$1,301,321
Accretion expense	33,536	30,487
Asset retirement obligation, end of period	$1,462,901	$1,331,808

	Nine months ended
	September 30,	September 30,
	2022	2021
Asset retirement obligation, beginning of period	$1,362,294	$1,233,514
Obligation incurred: Kiewit properties	-	6,833
Accretion expense	100,607	91,461
Asset retirement obligation, end of period	$1,462,901	$1,331,808

NOTE 10 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both September 30, 2022 and December 31, 2021.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $4,500 for three months ended September 30, 2022 and 2021, respectively. The Company recognized rent expense of $13,500 and $13,500 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, no amounts were due to RMH Overhead, LLC for rent.

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. See Note 5. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month rental. At September 30, 2022, $5,000 is due to RMH for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet. Effective June 1, 2022, rental for this haul truck will be temporarily reduced to $5,000 per month to recognize the minimal use of the truck while the Company awaits approval of the modification to the operating permit, currently expected late in 2022.

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

For the three months ended September 30, 2022 and 2021, the Company paid Mr. Havenstrite $40,255 and $34,293, respectively. For the nine months ended September 30, 2022 and 2021, the Company paid Mr. Havenstrite $115,016 and $94,916, respectively.

The amounts accrued at September 30, 2022 and December 31, 2021, is due to the officers of the Company as follows:

	September 30,	December 31,
	2022	2021
Rick Havenstrite, President	$37,697	$37,697
Marianne Havenstrite, Treasurer and Principal Financial Officer	18,462	18,462
Total	$56,159	$56,159

Directors’ fees

The Company compensates independent directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At September 30, 2022 and December 31, 2021, accrued compensation due to directors was $76,000 and $55,000 respectively.

NOTE 12– COMMITMENTS AND CONTINGENCIES

Mining Leases

Annual claims’ fees are currently $165 per claim plus administrative and school trust land fees. Total paid for claims fees during the three months ended September 30, 2022 and 2021 were $11,029 and $15,199, respectively. For the nine months ended September 30, 2022 and 2021, claims’ fees paid were $11,162 and 15,199, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 13 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the nine months ended September 30, 2022 and 2021, the Company had no transactions relating to common stock.

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

Outstanding and vested options at September 30, 2022 and December 31, 2021 were 2,400,000. These options have an exercise price of $0.40, a remaining life of .40 years, and no intrinsic value. No options were granted, expired, or were exercised during the three- and nine months ended September 30, 2022 nor 2021.

NOTE 15 – REVENUE

Product sales for the three- and nine- months ended September 30, 2022 and 2021 are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Concentrate sales
Gold	$1,389,897	$1,784,936	$4,061,437	$4,768,124
Silver	18,569	23,246	53,422	69,753
Total concentrate sales	1,408,466	1,808,182	4,114,859	4,837,877
Less: deductions to concentrate sales
Royalties	(59,304)	(76,134)	(173,257)	(203,700)
Upside participation payments	(187,255)	(266,175)	(620,370)	(717,714)
Outside processing	(69,053)	(89,838)	(193,349)	(229,147)
Subtotal – deductions to concentrate sales	(315,612)	(432,147)	(986,976)	(1,150,561)
Net concentrate sales	1,092,854	1,376,035	3,127,883	3,687,316

Net processing income	158,757	753,755	1,130,186	2,190,250
TOTAL REVENUE	$1,251,611	$2,129,790	$4,258,069	$5,877,566

For the three- and nine- months ended September 30, 2022 and 2021, all revenue from Concentrate sales was from concentrate sold to Asahi Refining. At September 30, 2022 and December 31, 2021, the balance due from Asahi Refining is $Nil and $265,444, respectively.

For the three- and nine- months ended September 30, 2022 and 2021, all revenue from Contract processing income was received from the outside company whose concentrate sales are to Asahi Refining. As of September 30, 2022 and December 31, 2021, the balance due from contract processing income was $11,141 and $Nil, respectively.

NOTE 16– SUBSEQUENT EVENTS

The Company anticipates modification to its operating permit in Winter 2022 which will require an increase in our bond deposit of $555,000. This amount was paid to Utah DOGM on November 1, 2022 in anticipation of receiving the permit modification prior to year-end 2022.

The contract agreement with the outside company for which we were processing material was terminated in October 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this 10-Q. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

●	environmental hazards;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	need for additional funding to continue operations;

●	global economic and political conditions;

●	staffing considerations in remote locations;

●	disruptions in credit and financial markets;

●	global productive capacity

●	changes in existing mining laws or regulations;

●	changes in product costing;

●	competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities); and

●	disruptions due to global pandemics, supply chain delays, foreign wars or conflicts, or civil unrest.

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

During 2019 we secured net funding of $13,600,000 from PDK Utah Holdings LP under the terms of the Pre-Paid Forward Gold Purchase Agreement dated March 7, 2019. We also renegotiated our lease with Clifton Mining and released all but the current unpatented and patented mining claims. We also reacquired the existing royalties from Clifton and its affiliates and issued a royalty to PDK equal to 4% of the net smelter returns from our mine. An additional 20 claims, known as the JJS Property, were also acquired.

In June 2022 we paused our mining operations on the Kiewit claims and ceased our ore crushing due to a delay in the issuance of a permit modification which would allow us to expand our pit area, which is currently at the boundaries of the existing permit. Utah Division of Oil, Gas and Mining has provided conditional approval for the permit modification contingent on the approval by the BLM. The modification is currently in the 30-day public comment period and permit approval is expected prior to the end of 2022. Further delays could be caused by adverse public comments which could require additional response from the BLM. In anticipation of receiving the permit modification, on November 1, 2022 we posted the required bond for the permit modification in the amount of $555,000. We have curtailed operating expenses to the extent possible while keeping a minimum staff employed, working on continued processing and equipment maintenance.

During 2022 through September 2022, we crushed 82,900 tons of mineralized material and hauled 183,900 tons of waste from the open-pit Kiewit Pit - Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun. We intend to continue our drilling program in the future. We also intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

Since securing funding in March 2019, and recommencing mining operations, we have generated gross revenues of approximately $18,582,400 through September 30, 2022, from sales of gold and other metals, bringing total revenue from metals sales from the inception of the processing in 2014 to $24,793,990.

During 2022, we continued to process material from an outside company resulting in contract processing income of $1,130,186 for the nine months ending September 30, 2022. The outside company stopped delivering material to us in March 2022. The contract agreement with this company was terminated in October 2022.

Results of Operations for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022	2021	$ Change	% Change
REVENUE	$1,251,611	$2,129,790	$(878,179)	(41.2)%
EXPENSES
General production and project costs	1,747,388	1,155,365	592,023	51.2%
Processing costs	32,411	56,345	(23,934)	(42.5)%
Depreciation and amortization	160,619	287,662	(127,043)	(44.2)%
Other operating costs	116,701	128,412	(11,711)	(9.1)%
Exploration expense	-	4,086	(4,086)	(100.0)%
Legal and professional	26,085	36,679	(10,594)	(28.9)%
Officers and directors fees	89,102	89,761	(659)	(0.7)%
General and administrative	63,773	81,502	(17,729)	(21.8)%
(Gain) loss on disposal of equipment	4,453	5,487	(1,034)	(18.8)%
Forward gold contract expense	883,334	576,444	306,890	53.2%
	3,123,866	2,421,743	702,123	29.0%
OPERATING LOSS	(1,872,255)	(291,953)	(1,580,302)	541.3%
OTHER INCOME (EXPENSE)	(73,282)	(39,992)	(33,290)	83.2%
NET LOSS	(1,945,537)	(331,945)	$(1,613,592)	486.1%

	Nine months ended September 30,
	2022	2021	$ Change	% Change
REVENUE	$4,258,069	$5,877,566	$(1,619,497)	(27.6)%
EXPENSES
General production and project costs	4,397,526	4,115,107	282,419	6.9%
Processing costs	103,625	199,489	(95,864)	(48.1)%
Depreciation and amortization	654,740	781,892	(127,152)	(16.3)%
Other operating costs	380,431	263,573	116,858	44.3%
Exploration expense	-	9,083	(9,083)	(100.0)%
Legal and professional	117,006	150,115	(33,109)	(22.1)%
Officers and directors fees	261,649	257,426	4,223	1.6%
General and administrative	244,674	277,047	(32,373)	(11.7)%
(Gain) loss on disposal of equipment	22,921	239,651	(216,730)	(90.4)%
Forward gold contract expense	2,343,111	1,857,994	485,117	26.1%
	8,525,683	8,151,377	374,306	4.6%
OPERATING LOSS	(4,267,614)	(2,273,811)	(1,993,803)	87.7%
OTHER INCOME (EXPENSE)	(317,715)	(127,675)	(190,040)	148.8%
NET LOSS	(4,585,329)	(2,401,486)	$(2,183,843)	90.9%

During the quarters ended September 30, 2022 and 2021, we had net losses of $1,945,537 and $331,945 respectively. This represents an increase in net loss of $1,613,592 for the quarter ended September 30, 2022, over the quarter ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, the Company had net losses of $4,585,329 and $2,401,486, respectively.

The operating loss of $1,872,255 for the three months ended September 30, 2022, as compared with the operating loss of $291,953 for the three months ended September 30, 2021, represents increased operating loss of $1,580,302 for the period. The operating loss of $4,267,614 for the nine months ended September 30, 2022, as compared with the operating loss of $2,273,811 for the nine months ended September 2021 represents increased operating losses in the amount of $1,993,803. Increased losses are primarily due to the increase in forward gold contract expense.

Liquidity and Cash Flow

	September 30,	December 31,
WORKING CAPITAL	2022	2021
Current assets	$5,301,502	$5,413,909
Current liabilities	22,132,356	19,126,642
Working capital deficit	$(16,830,854)	$(13,712,733)

	Nine months ended September 30,
CASH FLOWS	2022	2021
Cash flow provided by operating activities	$1,922,661	$1,577,284
Cash flow used by investing activities	(276,387)	(374,444)
Cash flow used by financing activities	(442,584)	(904,284)
Net increase in cash	$1,203,690	$298,556

Net cash provided by operating activities of $1,922,661 during the nine-month period ended September 30, 2022, compared with cash provided by operating activities of $1,577,284 during the nine-month period ended September 30, 2021, represented a $345,377 increase in cash and is primarily attributable to the decrease in inventories and the increase in the amount due to PDK in lieu of gold deliveries during the nine months ended September 30, 2022.

Net cash used by investing activities was $276,387 during the nine-month period ended September 30, 2022, compared with $374,444 cash used during the nine-month period ended September 30, 2021. This decrease of cash used of $98,057 during the nine-month period ended September 30, 2022, was due to the reduction in payments on reclamation bonds.

Net cash used by financing activities was $442,584 during the nine-month period ended September 30, 2022, compared with $904,284 cash used by financing activities during the nine-month period ended September 30, 2021. The decrease of $461,700 was due primarily to the decrease in payments made on notes payable.

As a result of the above, cash increased by $1,203,690 during the nine-month period ended September 30, 2022 over the cash balance at December 31, 2021, leaving us with a cash balance of $1,628,319 as of September 30, 2022.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $18,833,089 and negative working capital of $16,830,854 at September 30, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Critical Accounting Policies

There have been no significant changes to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month thereafter. We have failed to make any of the monthly gold deliveries through the filing date of this report and anticipate that we will be unable to make deliveries until at least the beginning of the next fiscal year. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. As of the filing date of this report, we are obligated to deliver to PDK 24,047 ounces of gold, plus default interest of approximately $495,000 (calculated at the rate of LIBOR plus 2%), under the Amended Agreement. We are involved in ongoing discussions with representatives of PDK in an attempt to resolve these late payments and to renegotiate the gold delivery agreement.

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

Desert Hawk Gold Corp.

Date: November 14, 2022	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)