Form 10-K
period 2022-12-31
Desert Hawk Gold Corp.
filed 2023-03-30
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (775) 837-0557

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

The number of shares outstanding of the registrant’s common stock on March 30, 2023, was 26,831,603.

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

As of December 31, 2022, and through the filing of this Form 10K, PDK has sent invoices to the Company for the deliveries and payments due. However, no notice of default on the Purchase Agreement has been received from PDK. The failure to make gold deliveries and make additional payments as described below provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the December 31, 2022 balance sheet.

In addition to the delivery of gold ounces, the Purchase Agreement contains a royalty provision whereby royalties of 4% are due to PDK on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Under the Purchase Agreement, the Company also accrues a 5% withholding tax to the state of Utah on the PDK royalty payments. Royalties are payable within 30 days following the end of each fiscal quarter.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The payment due to PDK is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within four days following each sale.

Through March 2023 we have not made the gold deliveries under the agreement and anticipate that we will be unable to make deliveries until at least the third quarter of the 2023 fiscal year. The failure to make gold deliveries under the Purchase Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement.

Subsequent to year end, PDK was transferred to Qenta, Inc. (“Qenta”). The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. To Date, Qenta has not exercised its rights of default as defined in the agreement nor has it indicated plans to do so.

Mining Operations

On January 7, 2014, we received final approval from the BLM of the Kiewit Large Mine Permit which allowed us to develop the Kiewit deposit and put it into production. Development began in June 2014. The first sale of minerals from the mine occurred in October 2014. We suspended operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we have re-commenced mining operations.

In March 2022, we paid an escalation increase on our permit in the amount of $89,000. In June 2022 we paused our mining operations on the Kiewit claims and ceased our ore crushing due to a delay in the issuance of a permit modification which would allow us to expand our pit area, which is currently at the boundaries of the existing permit. Utah Division of Oil, Gas and Mining has provided conditional approval for the permit modification contingent on the approval by the BLM. In anticipation of receiving the permit modification, on November 1, 2022 we posted the required bond for the permit modification in the amount of $555,000. We have curtailed operating expenses to the extent possible while keeping a minimum staff employed, working on continued processing and equipment maintenance.

On December 22, 2022, BLM conditionally approved the Company’s amended plan of operations for the Kiewit Mine. The plan allows for an increase in total material mined from Kiewit from 2 million tons of ore to 10 million tons of ore, an increase in the mining rate from 1 million tons per year (tpy) to 1.75 million tpy and an increase in total disturbance from 101.3 acres to 203.4 acres. The plan also includes an increase in pit and waste area disturbance from 38.5 acres to 80.9 acres. The plan also allows for an increase in heap leach area disturbance from 19.5 acres to 65.5 acres, which may be bonded in 4 expansion phases.  The Company will currently be bonded for the initial 19.5 acres of heap leach area and will submit for additional bond money when expanding the heap leach area in the future.  The remaining increase in allowed disturbance acres is for roads, storage areas, containment ponds, growth medium stockpiles and other miscellaneous disturbance areas.  The plan also approved the removal of disturbance acreage associated with property owned by the Moeller Family Trust which included the Yellow Hammer Mine, the Clifton Shears, and the Herat Mine.  The plan also includes an additional location for a second water well, 4 additional horizontal cascade tanks, and increases the life of the mine timeframe from 6 to 10 years.

Third-Party Ore Processing

During 2020 we commenced processing ore for a third party under our existing mining permit, which allowed for 5,000 tons of this ore to be processed and has since then been increased to 30,000 tons. This ore was processed separately from our ore but in the same manner. For this service, we received a percentage of net proceeds from the sale of the gold and silver ore. The contract agreement with the outside company for which we were processing material was terminated in October 2022.

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

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2022 annual maintenance fees and mineral lease fees payable on our unpatented claims were $15,318 and this amount was paid in full within the required payment period. The required affidavit was also filed with the Tooele County Recorder. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Personal property tax levied by the state and collected by the local county are due each year and have been paid for 2021 and prior years. The 2022 personal property tax in the amount of $33,027 became due in November 2022 and has not yet been paid. The personal property taxes are expected to remain similar in 2023 to that in 2022.

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

Management has evaluated the effects of climate change on its business and believes that they should have no material adverse impact on its business. The State of Utah and particularly the environs surrounding our properties are experiencing drought conditions. If these conditions ultimately affect the water table underlying the property, it could reduce the water available from our well or require us to extend the depth of the well.

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

Employees

At March 31, 2023, we had 17 full-time and 2 part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or approximately 40 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, as our Treasurer and Principal Financial and Accounting Officer. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. The remaining employees work at our Gold Hill project site.

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

We were unable to make the monthly gold deliveries to PDK/Qenta in December 2020 through March 2023, and we anticipate that we will be unable to make deliveries for several more months. The failure to make these gold deliveries, as required under the Purchase Agreement, constitute Events of Default under the terms of the agreement. As such, PDK has available certain remedies under the terms of the Purchase Agreement, including the right to terminate the Purchase Agreement, demand payment of an early termination amount as calculated in the agreement, or foreclose on the collateral provided under the agreement and governed by the separate collateral agreement. Interest on any unpaid obligations will be calculated at a default rate equal to LIBOR plus 2%. We do not have sufficient funds to satisfy the default obligations. If we are unable to negotiate a resolution of these default events and restructure the gold delivery obligations currently mandated, we may be unable to retain possession of the mining project and would be forced to cease operations.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our profitability will be significantly affected by changes in the market price of gold and silver, and other minerals. These mineral prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. For example, the price of gold can be influenced by the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; speculation; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold producing countries throughout the world, such as Russia and South Africa. The price of gold and other minerals has fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. For example, the price of gold dropped significantly between August 2020 and March 2021, then increased through March 2022, based in part on forecasts of a rapid global economic expansion that year, powered by vaccinations and U.S. stimulus payments according to some economists. If the price of gold makes operations unprofitable, then we could lose our rights to our property and be compelled to sell some or all of these rights. Additionally, the future development of our mining properties is heavily dependent upon the level of metals prices remaining sufficiently high to make the development of our property economically viable. An investor may lose its investment if the price of these minerals substantially decreases. The greater the decrease in the price of gold or other minerals, the more likely it is that an investor will lose money.

To continue our operations, we may need to obtain additional financing from outside sources.

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

Kiewit Project, Utah

The Kiewit gold property located in the Gold Hill Mining District in Tooele County, Utah, is our principal mineral property and is an exploration stage property. In June 2019, we also acquired 20 patented mining claims contiguous to our Kiewit property, known as the JJS Property. We have not determined to what extent we will develop these new claims. We were attracted to the Gold Hill Mining District because of its similarities to productive mining districts and its past positive exploration results. The gold potential of the Gold Hill Mining District is enhanced by similarities to surrounding gold deposits. We believe the scale, number and frequency of the Gold Hill Mining District gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of other productive mining districts.

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

At March 31, 2023 we had 17 full-time and 2 part-time employees. All employees are assigned to work at the Kiewit site, with the exception of the officers, and one engineer, who work from the corporate office in Reno, Nevada, with periodic site visits.

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

The Kiewit mining claims were part of a larger group of mining claims leased from Clifton Mining Company and its subsidiary, The Woodman Mining Company, in July 2009. The original lease with Clifton was amended in June 2010. In March 2019, the lease agreement was again amended by a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of the Amended Lease, the Company relinquished its leasehold interest in all but the current Kiewit patented and unpatented claims. The lease term is 20 years and for so long thereafter as the mining claims are being actively used by the Company for commercial mining purposes. The Company is required to pay all property payment and payment obligations with respect- to the leased premises.

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

Kiewit Exploration Programs and Mining Activities

The Kiewit mining claims are without known reserves but beginning in 2014 the Company started extraction of gold without determining mineral reserves. The Kiewit mine is a small open pit, heap leach operation that produces gold and silver. Initial production at Kiewit commenced in June 2014 and was suspended in June 2016. Production was suspended due to low metal prices and undercapitalized operations. A fresh water well failure in July 2016, due to suspected sabotage, caused a complete leach pad shut-down. Fresh water pumping was re-started in mid-March 2017 mostly to reduce solution volumes as no sodium cyanide (NaCN) was being added. The mine resumed leaching activities in the spring of 2018 and recovered some gold but suspended operations again in October 2018 to secure funding for continued operations. In April 2019 we re-commenced mining operations with our first sale in September 2019. During fourth quarter 2020, we also commenced processing ore for a third party under our existing mining permit, which allowed for 5,000 tons of this ore to be processed and has since then been increased to 30,000 tons.

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

On December 22, 2022, BLM conditionally approved the Company’s amended plan of operations for the Kiewit Mine. The plan allows for an increase in total material mined from Kiewit from 2 million tons of ore to 10 million tons of ore, an increase in the mining rate from 1 million tons per year (tpy) to 1.75 million tpy and an increase in total disturbance from 101.3 acres to 203.4 acres. The plan also includes an increase in pit and waste area disturbance from 38.5 acres to 80.9 acres. The plan also allows for an increase in heap leach area disturbance from 19.5 acres to 65.5 acres, which may be bonded in 4 expansion phases.  The Company will currently be bonded for the initial 19.5 acres of heap leach area and will submit for additional bond money when expanding the heap leach area in the future.  The remaining increase in allowed disturbance acres is for roads, storage areas, containment ponds, growth medium stockpiles and other miscellaneous disturbance areas.  The plan also approved the removal of disturbance acreage associated with property owned by the Moeller Family Trust which included the Yellow Hammer Mine, the Clifton Shears, and the Herat Mine.  The plan also includes an additional location for a second water well, 4 additional horizontal cascade tanks, and increases the life of the mine timeframe from 6 to 10 years.

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

Processing Plant and Mining Equipment

The Kiewit mine is an open pit mine using conventional open pit mining methods with drilling, blasting, loading with a wheeled loader and truck haulage to the ore stockpile near the crusher. We re-commenced operation of the mine in April 2019. We also use a top hammer drill for all blast holes and a dozer to move waste and for road building, as required. We also use a grader and water truck for haul road maintenance. At the leach pad we use a wheeled loader to feed the crusher and a dozer to level the pad.

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

In addition to completing the notice of intent filing, the BLM requires an analysis of our Plan of Operation in compliance with the National Environmental Protection Act. Approval of the Environmental Assessment was issued in January 2014 and development of the project began in February 2014 after posting a reclamation Bond in the amount of $1,348,000. In December 2020, we were notified that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. This amount escalated the cost estimate to December 31, 2021 at which time a new cost estimate will be calculated to escalate the cost through 2026. This additional surety amount of $189,000 was remitted on March 10, 2021. The additional escalation amount was then paid in March 2022 at a cost of $89,000. In anticipation of receiving a permit modification, on November 1, 2022 we posted the required bond for the permit modification in the amount of $555,000. On December 22, 2022, BLM conditionally approved the Company’s amended plan of operations for the Kiewit Mine.

The Company believes it has all necessary environmental permits and authorizations to support existing operations. As we expand or update the current mining plan of operations (the “POO”), we will require an update or amendment of some permits and before we can implement any changes in our operating parameters, we will need to modify our existing permits or seek new permits. We anticipate that the following permitting modifications will be required:

●	POO Modification: A POO modification would be required to support our planned increased production capacity, expansion of the mine pit, and the expansion of the leach pad. The POO modification must be submitted to the BLM, and the process would require National Environmental Policy Act (NEPA) compliance, including public review and comment. We submitted the modification in first quarter 2020 and the plan was accepted on December 22, 2022. We have since resumed mining operations.

●	Air Quality Permit to Construct: A modification to the Air Quality Permit to Construct would be required for production increases from the one million tons per annum to the three-million-ton level. We submitted our application in first quarter 2020 and this permit was issued in 2021.

●	Water Discharge Permit: A modification to our existing water discharge permit would be required for the expansion including enlargement of the heap leach facility. The permit includes monitoring of the heap leach leak detection system and groundwater monitoring wells in the vicinity of the heap leach and process area. We submitted the modification in third quarter 2020 and this permit was issued in 2021.

●	Reclamation Plan: A Reclamation Plan Approval would be required by the Utah DOGM Office. However, the Aggregate Mine Land Reclamation Act would require approval by the Inspectors Office of the POO amendment addressing new infrastructure and disposal facilities. We submitted the POO amendment for approval in first quarter 2020 and the plan has been accepted.

We have engaged outside consultants to assist us in seeking modification or new permits to accomplish the above.

2022 Mining Activities

During 2022 we mined and crushed 83,413 tons of mineralized material and 188,556 tons of waste from the open-pit Kiewit Pit. Production was limited due to the delay in receiving the permit modification to increase the size of the pit area.

Planned 2023 Exploration and Mining Activities

 We intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion and permit approval dictates. We hope to drill a new well to increase our water source in 2023 also.

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

Holders

At March 31, 2023, we had approximately 655 holders of our Common Stock. We have appointed Pacific Stock Transfer Company, Las Vegas, Nevada, to act as the transfer agent of our Common Stock.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the year ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021	$ Change	% Change
REVENUE	$4,631,531	$7,741,915	$(3,110,384)	(40.2)%
EXPENSES
General production and project costs	5,061,534	5,270,126	(208,592)	(4.0)%
Processing costs	127,157	242,758	(115,601)	(47.6)%
Depreciation and amortization	817,773	1,030,920	(213,147)	(20.7)%
Other operating costs	545,398	403,025	142,373	35.3%
Exploration expense	-	8,738	(8,738)	(100.0)%
Legal and professional	145,021	183,816	(38,795)	(21.1)%
Officers and directors fees	341,475	345,955	(4,480)	(1.3)%
General and administrative	301,584	357,948	(56,364)	(15.7)%
(Gain) loss on disposal of equipment	22,921	239,651	(216,730)	(90.4)%
Forward gold contract expense	3,226,445	2,434,438	792,007	32.5%
	10,589,308	10,517,375	71,933	0.7%
OPERATING LOSS	(5,957,777)	(2,775,460)	(3,182,317)	114.7%
OTHER INCOME (EXPENSE)	(531,628)	(180,489)	(351,139)	194.5%
NET LOSS	$(6,489,405)	$(2,955,949)	$(3,533,456)	119.5%

During the years ended December 31, 2022 and 2021, we had net losses of $6,489,405 and $2,955,949 respectively. This represents an increase in net loss of $3,533,456 for the year ended December 31, 2022, over the year ended December 31, 2021.

The operating loss of $5,957,777 for the year ended December 31, 2022, as compared with the operating loss of $2,775,460 for the year ended December 31,2021 represents increased operating losses in the amount of $3,182,317. Increased losses are primarily due to the increase in forward gold contract expense and lack of production in the third and fourth quarters of 2022.

Liquidity and Cash Flow

	December 31,	December 31,
WORKING CAPITAL	2022	2021
Current assets	$4,175,616	$5,413,909
Current liabilities	23,299,677	19,126,642
Working capital (deficit)	$(19,124,061)	$(13,712,733)

	Year ended December 31,
CASH FLOWS	2022	2021
Cash flow provided by operating activities	$1,503,927	$1,958,764
Cash flow used by investing activities	(862,084)	(444,644)
Cash flow used by financing activities	(485,450)	(1,262,778)
Net increase in cash	$156,393	$251,342

Net cash provided by operating activities of $1,503,927 during the year ended December 31, 2022, compared with cash provided by operating activities of $1,958,764 during the year ended December 31,2021, represented a $454,837 decrease in cash and is primarily attributable to the lack of production during the latter stages of the year.

Net cash used by investing activities was $862,084 during the year ended December 31, 2022, compared with $444,644 cash used during the year ended December 31, 2021. This increase in cash used by investing activities of $417,440 was primarily related to an increase in reclamation bonds.

Net cash used by financing activities was $485,450 during the year ended December 31, 2022, compared with $1,262,778 cash used during the year ended December 31, 2021. This decrease in cash used by financing activities of $777,328 during the year ended December 31, 2022, was primarily due to reduction of notes payable payments.

As a result of the above, cash increased by $156,393 during the year ended December 31, 2022 over the cash balance at December 31, 2021, leaving us with a cash balance of $581,022 as of December 31,2022.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $20,737,165 and negative working capital of $19,124,061 at December 31, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies, described below, that are most important to the portrayal of its current financial condition and results of operations. The Company’s significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

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

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value, which for December 31, 2022 and 2021 is net realizable value.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of December 31, 2022, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation it was concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities and Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

The information required by this item is not applicable to the Company or its auditor.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 31, 2023, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Howard Crosby	70	Director, Chairman	2016	Mr. Crosby served as our Chief Executive Officer from April 2016 until April 2017. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He served as a director of White Mountain Titanium Corporation from 2004 until March of 2016. Both Independence Resources and White Mountain Titanium were previously reporting companies with the SEC. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975. Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board of Directors.

Rick Havenstrite	64	Director, President and Chief Executive Officer	2009	Mr. Havenstrite has served as our President since April 2009 and as Chief Executive Officer since April 2017 and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner, with his wife, and President of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as Manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, an exploration mining company, as Vice-president of Operations on the Milford Copper Project; from 1992 until 1996 he was General Manager of Nevada Operations for Arimetco Mining in Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Newmont Minerals, a small gold mining company, as Manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, beginning his employment with the company as Project Engineer at the Buckskin Mine from 1983 to 1985, subsequently moving with the company to Ely, Nevada where he was the Mine Superintendent and then Mine Manager of the Robison Mine from 1985 to 1988, and finally serving as Manager of Mining for Alta Gold’s operating mines in Nevada, Idaho, Oregon and Colorado; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as a mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in Mining Engineering from the University of Reno, Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Name	Age	Positions	Director Since	Employment Background
Marianne Havenstrite	64	Treasurer and Principal Financial Officer	--	Ms. Havenstrite has been our Principal Financial Officer from May 2013 to April 2016 and since March 2017. Since May 1999 she has been the co-owner with her husband, and has served as Vice-president, of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. She received her Bachelor of Science degree in accounting from the University of Nevada, Reno in 1980.

John P. Ryan	61	Director	2017	Mr. Ryan served as our Chief Financial Officer for a short time period beginning in April 2016 until March 2017. He has been an active entrepreneur in the resources sector for over twenty years. Since June 2020 he has been CEO and a director of Gold Minds, Inc., a private Nevada corporation which is engaged in mineral exploration and development. Since 1995 he has been self-employed through his own company, Quest Consulting, providing consulting services for both private and public mining companies. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources from 1995 to 2005 High Plains Uranium from 2004 to 2007, U.S. Silver Corporation from 2006 to 2009, and Western Goldfields, Inc. from 2001 to 2005. From December 2012 through April 2017 he served as a director of Mineral Mountain Mining and Milling Company. Mr. Ryan has extensive executive experience and provides our Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan has acted as a professional Director in a number of cases of turnaround and/or distressed company scenarios. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Rick Havenstrite and Marianne Havenstrite are husband and wife.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law. We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2022 and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $	Option Awards $	All Other Compensation $	Total $
Rick Havenstrite, President and CEO	2022	144,000	-	5,520	149,520
	2021	144,000	-	4,062	148,062

In September 2010 we entered into an employment agreement with Mr. Havenstrite as President of our Company. The term of the agreement was originally for four years, expiring September 1, 2014, with automatic one-year extensions unless notice is given by either party. The employment agreement was renewed for one-year terms beginning September 1, 2015, through 2023. Mr. Havenstrite is required under the terms of the agreement to devote a minimum of 75% of his business time to the affairs of our company. Nevertheless, he may serve on the board of directors or serve as an officer of up to three companies not engaged in business which may reasonably compete with our business, provided that he would not be required to render any material services with respect to the operations or affairs of any other business which would exceed 25% of his entire business time. In spite of the minimum percentage of his time required in his employment agreement, Mr. Havenstrite currently devotes approximately 90% of his time, or approximately 40 hours per week, to our business and approximately 10%, or five hours per week, of his business time to Overhead Door Company of Sierra/Nevada, Inc., his overhead door business in Reno, Nevada. He does not anticipate devoting more than 20% of his time to the business of his overhead door company during the term of his employment contract with us. The annual base salary is $144,000 plus performance compensation of between 10% and 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board of Directors or the Compensation Committee (if any). No performance bonuses have been paid under the employment agreement since its commencement.

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

Outstanding Equity Awards at 2022 Fiscal Year End

The following table sets forth the outstanding equity awards for each named executive officer as of December 31, 2022:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Rick Havenstrite	1,000,000	$0.40	February 23, 2023

Compensation of Directors

The following table sets forth the compensation of directors for the year ended December 31, 2022:

Director Compensation

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Howard Crosby	72,000	-	72,000
John Ryan	20,000	-	20,000

Director compensation for Howard Crosby is $6,000 per month and for Mr. Ryan is $5,000 per quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 31, 2023, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides disclosure as of December 31, 2022, of compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since 2009 we have leased our corporate office space from RMH Overhead, LLC (“RMH”), an entity owned and controlled by Mr. Havenstrite, our President and a director. From 2009 until February 2014 monthly rent was $500 per month and from March 2014 until February 2020 monthly rent has been $1,000. Expansion into additional office space effected a rental increase to $1,500 per month effective March 1, 2020. The rental agreement is month-to-month and can be cancelled by either party at any time. During 2022 and 2021 we paid an aggregate of $18,000 and $18,000, respectively in rent for this space.

On February 1, 2021, RMH purchased a CAT 740B Articulated Haul Truck from a dealer who had previously provided this equipment to the Company under a rent purchase option agreement. We owed the dealer five monthly payments along with a major repair billing and the dealer had requested the return of the truck. RMH paid the dealer the five past due payments plus an amount to complete the purchase of the truck. The Company paid the past due repair invoice, and the truck was obtained with no encumbrances. Beginning February 1, 2021, we began renting this truck from RMH at a rate of $10,000 per month on a simple month-to-month rental arrangement. While our operations were curtailed in 2022, a reduced rate of $5,000 per month was agreed upon. During the year ended December 31, 2022, we paid a total of $$85,000 in truck rental to RMH.

Marianne Havenstrite, wife of Rick Havenstrite, is employed by the Company and acts as our Treasurer and Principal Financial Officer. For the years ended December 31, 2022 and 2021 Mrs. Havenstrite earned $96,000 and $96,000, respectively. Mrs. Havenstrite currently devotes approximately 80% of her time, or approximately 40 hours per week, to our business and approximately 20%, or approximately ten hours per week, of her business time to Overhead Door Company of Sierra/Nevada, Inc., her overhead door business in Reno, Nevada. We do not have a formal compensation agreement with Mrs. Havenstrite.

On February 23, 2018, the Board approved the grant of an aggregate of 2,400,000 options under the 2018 Plan exercisable at $0.40 per share which terminate February 23, 2023 in the amounts and to the following:

●	Rick Havenstrite – 1,000,000 options;
●	Howard Crosby – 1,000,000 options;

●	John Ryan – 200,000 options; and

●	Linde Havenstrite – 200,000 options.

On February 23, 2023, the above options all expired unexercised.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors selected Assure CPA, LLC, 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the financial statements of the Company for the fiscal years ending December 31, 2022 and 2021. Assure CPA, LLC have audited the financial statements of the Company since the fiscal year ended December 31, 2011.

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2022 and 2021 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2022	$88,756
2021	$100,504

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any audit related fees in addition to the audit fees shown above.

Tax fees are comprised of amounts billed for the preparation of our federal and state income tax returns. In 2022 and 2021, we were billed $6,125 and $36,918, respectively, for income tax preparation work for federal and state tax returns filed for the years ended December 31, 2015 through 2021.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2022 and 2021, we were billed $1,300 and $nil, respectively for these other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation filed March 1, 2010	S-1	333-169701	3.1	9/30/10
3.2	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
10.1	Pre-paid Forward Gold Purchase Agreement dated March 7, 2019 (confidential information has been redacted)	10-K	333-169701	10.1	7/30/19
10.2	Leasehold Deed of Trust dated March 7, 2019	10-K	333-169701	10.2	7/30/19
10.3	Second Amended and Restated Lease Agreement effective March 7, 2019	10-K	333-169701	10.3	7/30/19
10.4	Registration Rights Agreement effective March 7, 2019	10-K	333-169701	10.4	7/30/19
10.5	Conveyance of Net Smelter Returns Royalty Interest effective March 7, 2019	10-Q	333-169701	99.1	2/3/20
10.6	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.7	Amendment No. 1 dated effective May 1, 2019 to the Employment Agreement with Rick Havenstrite*	8-K	333-169701	99.1	7/22/19
10.8	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.9	Assignment and Assumption Agreement dated February 13, 2018	10-K	333-169701	10.11	7/30/19
10.10	Equipment Lease Agreement dated June 20, 2016 with RMH Overhead, LLC	10-K	333-169701	10.36	6/29/18
10.11	Ben Julian LLC Option Agreement dated March 26, 2019	10-K	333-169701	10.13	7/30/19
10.12	Letter Agreement dated June 7, 2019, with Clifton Mining Company	10-K	333-169701	10.14	7/30/19
10.13	Amendment No.1 to the Pre-Paid Forward Gold Purchase Agreement dated October 31, 2019 (confidential information has been redacted)	S-1	333-236398	10.15	2/12/20
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File--the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

*	Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: March 30, 2023	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Howard Crosby	Director and Chairman	March 30, 2023
Howard Crosby

/s/ Rick Havenstrite	President, CEO, and Director	March 30, 2023
Rick Havenstrite	(Principal Executive Officer)

/s/ John P. Ryan	Director	March 30, 2023
John P. Ryan

/s/ Marianne Havenstrite	Treasurer	March 30, 2023
Marianne Havenstrite	(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Desert Hawk Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Desert Hawk Gold Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, of changes in stockholders’ equity (deficit) and of cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Metallic Content of Ore on Leach Pads (Note 4)

Critical Audit Matter Description

The Company has inventory on leach pads of approximately $3.5 million as of December 31, 2022. The inventory balance is based on an estimate of the number of gold ounces contained within the ore on the leach pad. The Company estimates the recoverable gold content of the leach pad based on ore added to the pad, assays, historical recovery rate, and ounces recovered.

We identified the estimate of the number of gold ounces as a critical audit matter because of the significant judgments made by management, in particular, gold content grade and the recovery rate. Auditing this matter involved especially subjective auditor judgment due to the nature and extent of audit effort required.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address this matter were as follows:

●	We evaluated management’s process for determining the gold content, specifically the assays and recovery rates used. Our assessment included an evaluation of the competence, objectivity and authority of the personnel involved in the determination of gold content and reconciliations of gold recovered through the leaching process.

●	To assess the annual change in the estimated quantity of gold ounces contained within the ore on the leach pad, we performed the following:

o	verified tonnage of ore added to the pad and related assays records,

o	compared gold ounces removed from the pad to gold ounces sold which were subject to separate audit procedures performed on revenue, and

o	assessed the completeness, accuracy and relevance of underlying data used in management’s estimate.

/s/ Assure CPA, LLC

Spokane, Washington

March 30, 2023

We have served as the Company’s auditor since 2011.

DESERT HAWK GOLD CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$581,022	$424,629
Accounts receivable	-	270,108
Inventories (NOTE 4)	3,544,071	4,673,189
Prepaid expenses and other current assets	50,523	45,983
TOTAL CURRENT ASSETS	4,175,616	5,413,909
INVENTORIES (NOTE 4)	-	1,081,425
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,368,398	4,928,280
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,616,493	3,679,652
RECLAMATION BONDS (NOTE 3)	1,591,547	947,116
TOTAL ASSETS	$13,752,054	$16,050,382
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$159,741	$255,010
Royalties and upside participation payable (NOTE 7)	2,843,091	1,977,633
Accrued interest, prepaid forward gold contract (NOTE 7)	640,742	120,989
Accrued liabilities – officers and other wages (NOTES 11 and 12)	137,159	111,159
Notes payable, current portion (NOTE 8)	58,061	427,413
Settlement of consulting contract payable (NOTE 10)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	5,841,383	10,263,438
Due to PDK in lieu of gold deliveries (NOTE 7)	13,419,500	5,771,000
TOTAL CURRENT LIABILITIES	23,299,677	19,126,642
LONG-TERM LIABILITIES
Notes payable, net of current portion (NOTE 8)	-	116,098
Asset retirement obligation (NOTE 9)	1,496,434	1,362,294
TOTAL LONG-TERM LIABILITIES	1,496,434	1,478,392
TOTAL LIABILITIES	24,796,111	20,605,034
COMMITMENTS AND CONTINGENCIES (NOTES 6, 12 and 13)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(20,737,165)	(14,247,760)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(11,044,057)	(4,554,652)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,752,054	$16,050,382

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021
REVENUE
Concentrate sales	$3,468,853	$5,007,093
Contract processing income	1,162,678	2,734,822
Total revenue	4,631,531	7,741,915

OPERATING EXPENSES
General production and project costs	5,061,534	5,270,126
Contract processing costs	127,157	242,758
Depreciation and amortization	817,773	1,030,920
Other operating costs	545,398	403,025
Exploration expense	-	8,738
Legal and professional	145,021	183,816
Officers and directors’ fees	341,475	345,955
General and administrative	301,584	357,948
Loss on disposal of equipment	22,921	239,651
Forward gold contract expense (NOTE 7)	3,226,445	2,434,438
TOTAL OPERATING EXPENSES	10,589,308	10,517,375
LOSS FROM OPERATIONS	(5,957,777)	(2,775,460)
OTHER INCOME (EXPENSE)
Interest and other income	3,130	16,144
Interest expense – equipment financing	(14,458)	(73,022)
Interest expense - other	(520,300)	(123,611)
TOTAL OTHER INCOME (EXPENSE)	(531,628)	(180,489)
NET LOSS BEFORE INCOME TAX	(6,489,405)	(2,955,949)
Provision (benefit) for income tax	-	-
NET LOSS	$(6,489,405)	$(2,955,949)
Basic and diluted loss per share	$(0.24)	$(0.11)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,831,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2022 and 2021

	Common Stock				Total Stockholders’
	Shares Issued	Par Value $.001 per share	Additional Paid-in Capital	Accumulated Deficit	Equity (Deficit)

BALANCE, December 31, 2020	26,831,603	$26,833	$9,666,275	$(11,291,811)	$(1,598,703)
Net loss	-	-	-	(2,955,949)	(2,955,949)
BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)
Net loss	-	-	-	(6,489,405)	(6,489,405)
BALANCE, December 31, 2022	26,831,603	$26,833	$9,666,275	$(20,737,165)	$(11,044,057)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,489,405)	$(2,955,949)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	817,773	1,030,920
Accretion of asset retirement obligation	134,140	121,947
Write down of inventory to net realizable value	2,111,596	1,496,590
Loss on disposal of equipment	22,921	239,651
Forward gold contract expense (NOTE 7)	3,226,445	2,434,438
Changes in operating assets and liabilities:
Accounts receivable	270,108	(270,108)
Inventories	98,947	(404,187)
Prepaid expenses and other current assets	(4,540)	(27,770)
Accounts payable and accrued liabilities	(95,269)	(1,035,500)
Royalties and upside participation payable (NOTE 7)	865,458	1,168,281
Accrued interest, prepaid forward gold contract (NOTE 7)	519,753	120,989
Accrued liabilities – officer and other wages	26,000	39,462
Net cash provided by operating activities	1,503,927	1,958,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(263,153)	(261,539)
Proceeds from sale of equipment	45,500	6,000
Payments on reclamation bonds	(644,431)	(189,105)
Net cash used by investing activities	(862,084)	(444,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(485,450)	(1,262,778)
Net cash used by financing activities	(485,450)	(1,262,778)
Net increase in cash and cash equivalents	156,393	251,342
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	424,629	173,287
CASH AND CASH EQUIVALENTS AT END OF YEAR	$581,022	$424,629

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid in interest	$14,844	$81,244

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired with notes payable – equipment	$-	$579,909
Land and building purchased with note payable and accrued rent	$-	$105,500

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Risks and Uncertainties

As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold and silver. The prices of these metals are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of resources that the Company can economically produce. Further, the carrying value of the Company’s property and equipment, net; mineral properties and interests, net; inventories and ore on leach pads are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.

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

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 to 24 months. Inventory is stated at the lower of cost or net realizable value, which for December 31, 2022 is net realizable value. All inventory has been classified current. This classification has been made based on the amount of gold expected to be sold beyond the next twelve months. See Note 4.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. At December 31, 2022 and 2021, the common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the options were antidilutive due to the net losses for the periods.

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

Revenue and related accounts receivable from both types of revenue are recorded net of charges which represent components of the transaction price. Charges are estimated by management upon transfer of risk based on contractual terms, and actual charges typically do not vary materially from management’s estimates. Revenue may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue proceeds are recorded net of the impact of royalties and participation agreements. See Note 16.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability is adjusted when there are changes in the estimated future cash flows due to change in estimated costs or change in time until reclamation will commence. Determination of any amounts recognized is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. See Note 9.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Financial Instruments

The Company's financial instruments include cash and cash equivalents as well as various notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at December 31, 2022 and 2021.

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

At December 31, 2022 and December 31, 2021, the Company has no assets nor liabilities that require measurement at fair value on a recurring basis.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $20,737,165 through December 31, 2022 and net loss of $6,489,405 for the year ended December 31, 2022 along with negative working capital of $19,124,061, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

New Accounting Pronouncements

Accounting standards that have been issued or proposed by Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – RECLAMATION BONDS

At December 31, 2022 and 2021, reclamation bonds totaled $1,591,547 and $947,116, respectively, associated with estimated reclamation costs for its mineral properties. The totals in both years include a surety bond of $674,000 with a bonding company for reclamation of its mineral property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

The remaining balances of $917,547 and $273,116 are held as certificate of deposits by the Utah Department of Natural Resources. In 2022 and 2021, the Company bond requirements for planned expansion and operations increased for which the Company paid $644,000 and $189,000, respectively.

NOTE 4 – INVENTORIES

Inventories at December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Ore on leach pad	$3,266,091	$5,488,902
Carbon column in process	163,619	119,461
Finished goods	114,361	146,251
	3,544,071	5,754,614
Less long-term portion	-	(1,081,425)
Total	$3,544,071	$4,673,189

Inventories at December 31, 2022 and 2021 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustment to inventory, which is included in general production and project costs on the statements of operations, was $2,111,596 and $1,496,590 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Equipment	$6,528,497	$6,461,263
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	369,595	348,535
Buildings	100,000	100,000
Land and improvements	105,299	76,569
	7,160,959	7,043,935
Less accumulated depreciation	(4,401,690)	(3,802,265)
	2,759,269	3,241,670

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(888,307)	(810,826)
	1,609,129	1,686,610
Total	$4,368,398	$4,928,280

For the Kiewit property facilities, amortization based on total units of production was $78,121 and $51,334 for the year ended December 31, 2022 and 2021, respectively.

Depreciation expense on property and equipment for the years ended December 31, 2022 and 2021 was $676,493 and $866,537 respectively.

During the year ended December 31, 2021, the Company was required to return a CAT 740 Haul truck to Wheeler Machinery because the Company was 5 payments delinquent in its obligation on this note payable. The net carrying value of the equipment was $290,889 and the outstanding note payable balance was $86,806. A loss on disposal of equipment of $204,083 was recognized. The truck was purchased by a related party who in February began renting the truck to the Company on a month-to-month basis. See Note 12.

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

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(852,000)	(864,436)
	3,098,000	3,085,564
Asset retirement obligation assets
Kiewit Site	725,122	725,122
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	784,515	784,515
Less accumulated amortization	(266,022)	(190,427)
	518,493	594,088
Total	$3,616,493	$3,679,652

Amortization of the mineral properties and interests based on total units of production was $63,159 and $113,049 for the years ended December 31, 2022 and 2021, respectively.

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

To date, no gold has been delivered under the contract. As of December 31, 2022 and 2021, a cumulative of 26,839 and 11,542 ounces, respectively, were scheduled to be delivered to PDK under the terms of the Purchase Agreement. The ounces due but unpaid to PDK at December 31, 2022 and 2021 have been reflected in “Due to PDK in lieu of gold deliveries” on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance as of December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Total ounces to be delivered	26,839	11,542
Contractual payment per ounce in lieu of delivery	$500	$500
Amount due to PDK	$13,419,500	$5,771,000

For the years ended December 31, 2022 and 2021, the activity related to the forward gold contract is as follows:

	2022	2021
Prepaid forward gold contract liability balance at beginning of year	$10,263,438	$13,600,000
Forward gold contract balance associated with ounces to be delivered during period	3,226,445	2,434,438
Reduction in prepaid forward gold contract liability balance	(7,648,500)	(5,771,000)
Prepaid forward gold contract liability balance at end of year	$5,841,383	$10,263,438

As of December 31, 2022, and through the issuance of these financial statements, PDK has sent invoices to the Company for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the balance sheets. The Company has received no notice of default on the Purchase Agreement from PDK. See Note 17 - Subsequent Events.

In addition to the delivery of gold ounces, the Purchase Agreement contains a royalty provision whereby royalties of 4% are due to PDK on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Under the Purchase Agreement, the Company also accrues a 5% withholding tax to the state of Utah on the PDK royalty payments. Royalties are payable within 30 days following the end of each fiscal quarter.

The Purchase Agreement contains a participation payment whereby PDK receives a portion of the proceeds from gold sold by the Company to a third party. The payment due to PDK is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within four days following each sale. To date, none has been remitted to PDK.

The Purchase Agreement provides for the Company to pay default interest (calculated at the rate of LIBOR plus 2%) on outstanding amounts due to PDK.

The following is a summary of royalties, upside participation and interest payable:

	December 31,
	2022	2021
Royalties payable	$585,536	$403,388
Royalties withholding payable	30,820	23,396
Upside participation payable	2,226,735	1,550,849
Accrued interest, prepaid forward gold contract	640,742	120,989
Subtotal	$3,483,833	$2,098,622

NOTE 8 – NOTES PAYABLE

The following is a summary of the notes payable:

	December 31,	December 31,
	2022	2021
Note payable to Miller, collateralized by land and two buildings, due in 11 monthly installments of $7,000, beginning December 1, 2021, and a balloon payment of $3,000 paid in 2022, non-interest bearing.	$-	$66,000
Note payable to Epiroc, collateralized by a used Epiroc drill due in 36 monthly payments of $14,679 including interest at 5.2%.	58,061	226,115
Note payable to Wheeler Machinery, collateralized by a used D8T dozer, due in monthly installments of $19,125, beginning August 2019, including interest at 9%.	-	102,368
Note payable to Wheeler Machinery, collateralized by a used CAT 740 Haul Truck, due in 14 monthly installments of $14,475, beginning in July 2021, including interest at 7.48%.	-	130,128
Note payable to Goodfellow, collateralized by a JM Conveyor, due in 19 monthly installments of $4,675, beginning in February 2021 including interest at 15%.	-	18,900
	58,061	543,511
Current portion	(58,061)	(427,413)
Long term portion	$-	$116,098

The current portion of debt of $58,061 will be paid over the next four months.

In February 2021, Wheeler CAT requested the return of the CAT 740 Haul truck (SN2293) because the Company was five payments delinquent in its obligation on the related note payable. This truck was then purchased from Wheeler CAT by a related party who in February began leasing the truck to the Company on a month-to-month basis. This arrangement relieved the Company of any other financial obligation on this note.

NOTE 9 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the years ended December 31, 2022 and 2021 are as follows:

	Years ended December 31,
	2022	2021
Asset retirement obligation, beginning of year	$1,362,294	$1,233,514
Increase due to change in estimated costs	-	6,833
Accretion expense	134,140	121,947
Asset retirement obligation, end of year	$1,496,434	$1,362,294

The estimated reclamation costs in 2022 and 2021 were discounted using credit adjusted, risk-free interest rate of 10% from the time the Company incurred the obligation to the time it expects to pay the retirement obligation.

NOTE 10 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both December 31, 2022 and December 31, 2021.

NOTE 11 – INCOME TAXES

No income tax provision (benefit) has been recognized for the years ended December 31, 2022 and 2021. The income tax provision (benefit) for the years ended December 31, 2022 and 2021 differ from the statutory rate of 21% as follows:

	December 31, 2022		December 31, 2021
Amount using the statutory rate	$(1,362,800)	21%	$(621,000)	(21)%
Changes in prior year estimate	-	-	(734,000)	(25)
Other	300	-	-	-
Change in valuation allowance	1,362,500	21	1,355,000	46
Total income tax provision (benefit)	$-	-%	$-	-%

The components of the Company’s net deferred tax assets are as follows:

	Years ended December 31,
	2022	2021
Deferred tax asset:
Net operating loss carryforward	$5,529,600	$4,131,000
Exploration costs	5,200	12,000
Stock based compensation	95,800	96,000
Asset retirement obligation	189,500	161,000
Total deferred tax assets	5,820,100	4,400,000
Valuation allowance	(5,631,500)	(4,269,000)
	188,600	131,000
Deferred tax liabilities
Property and equipment	(74,900)	(131,000)
Inventory	(113,700)	-
	(188,600)	(131,000)
Net deferred tax assets	$-	$-

At December 31, 2022, the Company had net operating loss carry forwards of approximately $26.3 million for federal income tax purposes, approximately $7.7 million of which expire between 2036 and 2037. The remaining balance of approximately $18.6 million will never expire but its utilization is limited to 80% of taxable income in any future year.

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, there were no material uncertain tax positions taken by the Company. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2022 and 2021. The Company’s federal income tax returns for fiscal years 2019 through 2021 remain open and subject to examination.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC, a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $18,000 and $18,000 for years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, amounts due to RMH Overhead, LLC for rent was $ Nil and $ Nil, respectively.

On February 1, 2021, RMH Overhead, LLC. (“RMH”) an entity owned by Rick Havenstrite, President of the Company, purchased a CAT 740B Articulated Haul Truck from Wheeler CAT. This truck had previously been owned by the Company with an associated note payable to Wheeler CAT. See Note 5. Beginning February 1, 2021, the Company began renting this truck from RMH at a rate of $10,000 per month on a month-to-month basis. At December 31, 2022 and December 31, 2021, $Nil and $10,000, respectively, is due to RMH for rent of this equipment.

Employment Agreements

The Company has an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement, as amended, requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $144,000 plus an auto allowance and certain performance compensation upon fulfillment of established goals. The agreement allows the board of directors to terminate Mr. Havenstrite’s employment at any time, providing for a severance payment upon termination without cause. For the years ended December 31, 2022 and 2021, $149,520 and $115,016, respectively, of compensation expense was recognized under this agreement.

The amounts accrued at December 31, 2022 and 2021 is due to the officers of the Company as follows:

	December 31,	December 31,
	2022	2021
Rick Havenstrite, President	$37,697	$37,697
Marianne Havenstrite, Treasurer and Principal Financial Officer	18,462	18,462
Total	$56,159	$56,159

Directors’ fees

The Company compensates independent directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At December 31, 2022 and December 31, 2021, accrued compensation due to directors was $81,000 and $55,000 respectively.

NOTE 13– COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 6 and 12, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At December 31, 2022 and 2021, the amount due to Tooele County is $33,027 and $Nil, respectively and this amount is included in accounts payable.

Mining Leases

Annual claims’ fees are currently $165 per claim plus administrative and school trust land fees. For the year ended December 31, 2022 and 2021, claims’ fees paid were $11,162 and $15,199, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 14 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the years ended December 31, 2022 and 2021, the Company had no transactions relating to common stock.

Preferred Stock

The Company's Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

NOTE 15 – STOCK OPTIONS

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

Outstanding and vested options at December 31, 2022 and 2021 were 2,400,000. These options have an exercise price of $0.40, a remaining life of 0.15 years, and no intrinsic value. No options were granted, expired, or were exercised during the years ended December 31, 2022 and 2021.

NOTE 16 – REVENUE

Product sales for years ended December 31, 2022 and 2021 are shown below:

	Year ended December 31,
	2022	2021
Concentrate sales
Gold	$4,495,177	$6,472,006
Silver	58,529	92,876
Total concentrate sales	4,553,706	6,564,882
Deductions to concentrate sales
Royalties	(191,735)	(276,416)
Upside participation payments	(675,887)	(974,489)
Outside processing	(217,231)	(306,884)
Subtotal – deductions to concentrate sales	(1,084,853)	(1,557,789)
Net concentrate sales	3,468,853	5,007,093
Net processing income	1,162,678	2,734,822
TOTAL REVENUE	$4,631,531	$7,741,915

For the years ended December 31, 2022 and 2021, all revenues from concentrate sales was from concentrate sold to Asahi Refining. The balance due from Asahi Refining is $Nil and $265,644 which is included in accounts receivable at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company had a receivable balance from Contract processing income of $ Nil and $ Nil. Contract processing income is proceeds received for ore processed for another company. The contract agreement with the outside company for which we were processing material was terminated in October 2022.

NOTE 17– SUBSEQUENT EVENTS

Subsequent to year end, PDK was transferred to Qenta, Inc. (“Qenta”). The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. To Date, Qenta has not exercised its rights of default as defined in the agreement nor has it indicated plans to do so.