Form 10-Q
period 2023-03-31
Desert Hawk Gold Corp.
filed 2023-05-15
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of May 15, 2023: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

March 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP.

CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$470,868	$581,022
Inventories (NOTE 4)	2,804,734	3,544,071
Prepaid expenses and other current assets	47,575	50,523
TOTAL CURRENT ASSETS	3,323,177	4,175,616
INVENTORIES (NOTE 4)	194,798	-
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,322,411	4,368,398
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,638,671	3,616,493
RECLAMATION BONDS (NOTE 3)	1,592,936	1,591,547
TOTAL ASSETS	$13,071,993	$13,752,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$361,794	$159,741
Royalties and upside participation payable (NOTE 7)	3,049,930	2,843,091
Accrued interest, prepaid forward gold contract (NOTE 7)	925,358	640,742
Accrued liabilities – officers and other wages (NOTES 11 and 12)	142,159	137,159
Notes payable, current portion (NOTE 8)	-	58,061
Settlement of consulting contract payable (NOTE 10)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	4,630,717	5,841,383
Due in lieu of gold deliveries (NOTE 7)	15,513,500	13,419,500
TOTAL CURRENT LIABILITIES	24,823,458	23,299,677
LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 9)	1,556,021	1,496,434
TOTAL LONG-TERM LIABILITIES	1,556,021	1,496,434
TOTAL LIABILITIES	26,379,479	24,796,111
COMMITMENTS AND CONTINGENCIES (NOTES 3, 6 AND 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(23,000,594)	(20,737,165)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(13,307,486)	(11,044,057)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,071,993	$13,752,054

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022
REVENUE
Concentrate sales	$738,283	$792,934
Contract processing income	-	474,188
Total revenue	738,283	1,267,122

OPERATING EXPENSES
General production and project costs	1,380,782	1,227,726
Contract processing costs	-	40,705
Depreciation and amortization	163,184	314,688
Other operating costs	66,484	114,915
Legal and professional	66,610	67,771
Officers and directors’ fees	92,023	87,889
General and administrative	70,283	111,780
Gain on disposal of equipment	(5,669)
Forward gold contract expense (NOTE 7)	883,334	576,444
TOTAL OPERATING EXPENSES	2,717,031	2,541,918
LOSS FROM OPERATIONS	(1,978,748)	(1,274,796)
OTHER INCOME (EXPENSE)
Interest and other income	1,390	26
Interest expense – equipment financing	(1,399)	(6,291)
Interest expense - other	(284,672)	(56,166)
TOTAL OTHER INCOME (EXPENSE)	(284,681)	(62,431)
NET LOSS BEFORE INCOME TAX	(2,263,429)	(1,337,227)
Provision (benefit) for income tax	-	-
NET LOSS	$(2,263,429)	$(1,337,227)
Basic and diluted loss per share	$(0.08)	$(0.05)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,831,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the three months ended March 31, 2023 and 2022

	Common Stock		Additional		Total Stockholders’
	Shares Issued	Par Value $.001 per share	Paid in Capital	Accumulated Deficit	Equity (Deficit)

BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)
Net loss	-	-	-	(1,337,227)	(1,337,227)
BALANCE, March 31, 2022	26,831,603	$26,833	$9,666,275	$(15,584,987)	$(5,891,879)

BALANCE, December 31, 2022	26,831,603	$26,833	$9,666,275	$(20,737,165)	$(11,044,057)
Net loss	-	-	-	(2,263,429)	(2,263,429)
BALANCE, March 31, 2023	26,831,603	$26,833	$9,666,275	$(23,000,594)	$(13,307,486)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,263,429)	$(1,337,227)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	163,184	314,689
Accretion of asset retirement obligation	37,409	33,536
Write down of inventory to net realizable value	-	680,319
Gain on disposal of equipment	(5,669)	-
Forward gold contract expense (NOTE 7)	883,334	576,444
Changes in operating assets and liabilities:
Accounts receivable	-	254,024
Inventories	544,539	(396,976)
Prepaid expenses and other current assets	2,948	3,128
Accounts payable and accrued liabilities	202,053	93,700
Royalties and upside participation payable (NOTE 7)	206,839	208,998
Accrued interest, prepaid forward gold contract (NOTE 7)	284,616	56,166
Accrued liabilities – officer and other wages	5,000	6,000
Net cash provided by operating activities	60,824	492,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(122,528)	(65,013)
Proceeds from sale of equipment	11,000	-
Increase in reclamation bonds	(1,389)	(89,026)
Net cash used by investing activities	(112,917)	(154,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(58,061)	(168,895)
Net cash used by financing activities	(58,061)	(168,895)
Net increase (decrease) in cash and cash equivalents	(110,154)	169,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	581,022	424,629
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$470,868	$594,496

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, common stock equivalents of nil and 2,400,000, respectively, associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $23,000,594 through March 31, 2023 and net loss of $2,263,429 for the three-month period ended March 31, 2023, along with negative working capital of $21,500,281 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as scheduled on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 7). The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – RECLAMATION BONDS

At March 31, 2023 and December 31, 2022, reclamation bonds totaled $1,592,936 and $1,591,547, respectively, associated with estimated reclamation costs for its mineral properties. The totals in both years include a surety bond of $674,000 with a bonding company for reclamation of its mineral property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest. The remaining balances of $918,936 and $917,547, respectively, are held as certificate of deposits by the Utah Department of Natural Resources.

NOTE 4 – INVENTORIES

Inventories at March 31, 2023 and December 31, 2022 consists of the following:

	March 31,	December 31,
	2023	2022
Ore on leach pad	$2,628,409	$3,266,091
Carbon column in process	231,685	163,619
Finished goods	139,438	114,361
	2,999,532	3,544,071
Less long-term portion	(194,798)	-
Total	$2,804,734	$3,544,071

Inventories at March 31, 2023 and December 31, 2022 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustment to inventory, which is included in general production and project costs on the statements of operations, was $nil and $680,319 during the three-month period ended March 31, 2023 and 2022, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Equipment	$6,561,569	$6,528,497
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	417,667	369,595
Buildings	100,000	100,000
Land and improvements	105,299	105,299
	7,242,103	7,160,959
Less accumulated depreciation	(4,528,821)	(4,401,690)
	2,713,282	2,759,269

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(888,307)	(888,307)
	1,609,129	1,609,129
Total	$4,322,411	$4,368,398

For the Kiewit property facilities, amortization based on total units of production was $Nil and $70,864 for the three-months ended March 31, 2023 and 2022, respectively. There was no production for the three months ended March 31, 2023.

Depreciation expense on property and equipment for the three months ended March 31, 2023 and 2022 was $163,184 and $193,210 respectively.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(852,000)	(852,000)
	3,098,000	3,098,000
Asset retirement obligation assets
Kiewit Site	747,300	725,122
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	806,693	784,515
Less accumulated amortization	(266,022)	(266,022)
	540,671	518,493

Total	$3,638,671	$3,616,493

Amortization of the mineral properties and interests based on total units of production was $Nil and $50,615 for the three months ended March 31, 2023 and 2022, respectively. There was no production for the three months ended March 31, 2023.

The Company is required to pay a 4% net smelter royalty (“NSR”) to Qenta, Inc. (“Qenta”) on revenues of gold and silver from the Kiewit gold property and the JJS properties. See Note 7.

NOTE 7 – PREPAID FORWARD GOLD CONTRACT LIABILITY

In 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings, LP (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, as amended, PDK agreed to purchase a total of 47,045 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK and the Company would then receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. The Company has the option of paying cash for the number of ounces scheduled to be delivered each month at a rate of $500 per ounce. The Company received a net amount of $13,600,000 in 2019 for the future delivery of these gold ounces. In February 2023, PDK sold their ownership position in the Purchase Agreement to Qenta, Inc. (“Qenta”)

Under the terms of the Purchase Agreement, as amended, the Company is obligated to deliver gold in the following quantities:

Months	Gold Ounces per Month	Total Gold Ounces
December 2020	655	655
January 2021 to March 2021	896	2,688
April 2021 to March 2022	911	10,932
April 2022 to March 2023	1,396	16,752
April 2023 to December 2023	1,753	15,777
January 2024	241	241
		47,045

In addition, under the Purchase Agreement, Qenta may reduce the required number of ounces to be sold in exchange for up to 8,000 common shares of the Company. To date, this option has not been elected.

As security for the obligations of the Company under the Purchase Agreement, the Company has granted a security interest in all of the assets of the Company. The Purchase Agreement contains representations and warranties, as well as affirmative and negative covenants customary to a transaction of this nature.

To date, no gold has been delivered under the contract. As of March 31, 2023 and December 31, 2022, a cumulative of 31,027 and 26,839 ounces, respectively, were scheduled to be delivered under the terms of the Purchase Agreement. The ounces due but unpaid at March 31, 2023 and December 31, 2022 have been reflected in “Due in lieu of gold deliveries” on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Total ounces to be delivered	31,027	26,839
Contractual payment per ounce in lieu of delivery	$500	$500
Amount due in lieu of gold deliveries	$15,513,500	$13,419,500

For the three months ended March 31, 2023 and 2022, the activity related to the forward gold contract is as follows:

	Three months ended March 31,
	2023	2022
Prepaid forward gold contract liability balance at beginning of period	$5,841,383	$10,263,438
Forward gold contract balance associated with ounces to be delivered during period	883,334	576,444
Reduction in prepaid forward gold contract liability balance	(2,094,000)	(1,366,500)
Prepaid forward gold contract liability balance at end of period	$4,630,717	$9,473,382

As of March 31, 2023, and through the issuance of these financial statements, the Company has received invoices for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides Qenta with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and Qenta’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the balance sheets. The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. To date, Qenta has not exercised its rights of default as defined in the agreement nor has it indicated plans to do so.

In addition to the delivery of gold ounces, the Purchase Agreement contains a royalty provision whereby royalties of 4% are due on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Under the Purchase Agreement, the Company also accrues a 5% withholding tax to the state of Utah on the royalty payments. Royalties are payable within 30 days following the end of each fiscal quarter. To date, none of the royalty has been paid.

The Purchase Agreement contains a participation payment whereby Qenta receives a portion of the proceeds from gold sold by the Company to a third party. The payment due is based upon a percentage of proceeds over a set gold price per ounce. The upside participation amounts are payable within four days following each sale. To date, none has been paid.

The Purchase Agreement provides for the Company to pay default interest (calculated at the rate of LIBOR plus 2%) on outstanding amounts due. To date, none has been paid.

The following is a summary of royalties, upside participation and interest payable:

	March 31,	December 31,
	2023	2022
Royalties payable	$625,370	$585,536
Royalties withholding payable	32,917	30,820
Upside participation payable	2,391,643	2,226,735
Subtotal	3,049,930	2,843,091
Accrued interest, prepaid forward gold contract	925,358	640,742
Total	$3,975,288	$3,483,833

NOTE 8 – NOTES PAYABLE

The following is a summary of the notes payable:

	March 31,	December 31,
	2023	2022
Note payable to Epiroc, collateralized by a used Epiroc drill due in 36 monthly payments of $14,679 including interest at 5.2%.	-	58,061
	-	58,061
Current portion	-	(58,061)
Long term portion	$-	$-

During the three months ended March 31, 2023, the Company paid the remaining note payable balance of $58,061.

NOTE 9 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Asset retirement obligation, beginning of period	$1,496,434	$1,362,294
Increase due to change in estimated costs	22,178	-
Accretion expense	37,409	33,536
Asset retirement obligation, end of period	$1,556,021	$1,395,830

In the first quarter of 2023, the Company updated its estimate for reclamation and closure costs of the mine at the end of its life based on an expanded permit and bonding requirement finalized in December 31, 2022. The updated estimate was $2,557,553 on an undiscounted cash flow basis, an increase of $1,020,553 from the previous plan. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 11% from the time we incurred the obligation to the time we expect to pay the retirement obligation. During the quarter ended March 31, 2023, asset retirement obligation and the associated retirement asset of $22,178 was recognized for the disturbance that occurred in that period.

NOTE 10 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both March 31, 2023 and December 31, 2022.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC (“RMH”), a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $4,500 for three months ended March 31, 2023 and 2022.

The Company rents a haul truck from RMH at a current rate of $7,500 per month on a month-to-month basis. Rent expense of $22,500 and $30,000 was recognized during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, $7,500 and $Nil, respectively, is due to RMH for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet.

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

The amounts accrued at March 31, 2023 and December 31, 2022 is due to the officers of the Company as follows:

	March 31,	December 31,
	2023	2022
Rick Havenstrite, President	$37,697	$37,697
Marianne Havenstrite, Treasurer and Principal Financial Officer	18,462	18,462
Total	$56,159	$56,159

Directors’ fees

The Company compensates independent directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At March 31, 2023 and December 31, 2022, accrued compensation due to directors was $86,000 and $81,000 respectively.

NOTE 12– COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 3, 7 and 12, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At March 31, 2023 and December 31, 2022, the amount due to Tooele County is $34,667 and $33,027, respectively and this amount is included in accounts payable.

Mining Leases

Annual claim fees are currently $165 per claim plus administrative and school trust land fees. For the three months ended March 31, 2023 and 2022, claims’ fees paid were $Nil and $Nil, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 13 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three months ended March 31, 2023 and 2022, the Company had no transactions relating to common stock.

Preferred Stock

The Company’s Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

NOTE 14 – STOCK OPTIONS

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

Outstanding and vested options at March 31, 2023 and December 31, 2022 were Nil and 2,400,000. These options had an exercise price of $0.40, a remaining life of 0.15 years, and no intrinsic value. No options were granted or exercised during the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023, 2,400,000 options expired.

NOTE 15 – REVENUE

Product sales for three months ended March 31, 2023 and 2022, are shown below:

	Three months ended March 31,
	2023		2022
Concentrate sales	$		$
Gold		979,197		1,043,929
Silver		16,667		14,128
Total concentrate sales		995,864		1,058,057
Deductions to concentrate sales
Royalties		(41,931)		(44,550)
Upside participation payments		(164,907)		(166,612)
Outside processing		(50,743)		(53,961)
Subtotal – deductions to concentrate sales		(257,581)		(265,123)
Net concentrate sales		738,283		792,934
Net processing income		-		474,188
TOTAL REVENUE		$738,283		$1,267,122

For the three months ended March 31, 2023 and 2022, all revenues from concentrate sale was from concentrated sold to Asahi Refining.

Contract processing income is proceeds received for ore processed for another company. The contract agreement with the outside company for which we were processing material was terminated in October 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

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

During the first quarter of 2023 we crushed no tons of mineralized material and hauled 149,3349 tons of waste from the open-pit Kiewit Pit. Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun. We intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

Since securing funding in March 2019, we have recommenced mining operations. Revenues of approximately $19,661,000 from sales of gold and other metals have been received through March 31, 2023, bringing total revenue from metals sales from the inception of the processing in 2014 to $25,875,000.

Results of Operations for the three months ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022	$ Change	% Change
REVENUE	$738,283	$1,267,122	$(528,839)	(41.7%)
EXPENSES
General production and project costs	1,380,782	1,227,726	153,056	12.5%
Processing costs	-	40,705	(40,705)	(100.0%)
Depreciation and amortization	163,184	314,688	(151,504)	(48.1%)
Other operating costs	66,484	114,915	(48,431)	(42.1%)
Exploration expense	-	-
Legal and professional	66,610	67,771	(1,161)	(1.7%)
Officers and directors fees	92,023	87,889	4,134	4.7%
General and administrative	70,283	111,780	(41,497)	(37.1%)
(Gain) loss on disposal of equipment	(5,669)	-	(5,669)	N/A
Forward gold contract expense	883,334	576,444	306,890	53.2%
	2,717,031	2,541,918	175,113	6.9%
OPERATING LOSS	(1,978,748)	(1,274,796)	(703,952)	55.2%
OTHER INCOME (EXPENSE)	(284,681)	(62,431)	(222,250)	356.0%
NET LOSS	$(2,263,429)	$(1,337,227)	$(926,202)	69.3%

During the three months ended March 31, 2023 and 2022, we had net losses of $2,263,429 and $1,337,227, respectively. This represents an increase in net loss of $926,202 for the three months ended March 31, 2023, over the three months ended March 31, 2022. Increased losses are primarily due to the increase in forward gold contract expense and lack of production in the first quarter of 2023.

Liquidity and Cash Flow

	March 31,	December 31,
WORKING CAPITAL	2023	2022
Current assets	$3,323,177	$4,175,616
Current liabilities	24,823,458	23,299,677
Working capital (deficit)	$(21,500,281)	$(19,124,061)

	Three months ended March 31,
CASH FLOWS	2023	2022
Cash flow provided by operating activities	$60,824	$492,801
Cash flow used by investing activities	(112,917)	(154,039)
Cash flow used by financing activities	(58,061)	(168,895)
Net increase (decrease) in cash	$(110,154)	$169,867

Net cash provided by operating activities of $60,824 during the three months ended March 31, 2023, compared with cash provided by operating activities of $492,801 during the three months ended March 31, 2022, represented a $431,977 decrease in cash provided by operating activities and is primarily attributable to the lack of production during the period.

Net cash used by investing activities was $112,917 during the three months ended March 31, 2023, compared with $154,039 cash used during the three months ended March 31, 2022. This decrease in cash used by investing activities of $41,122 was primarily related to a decrease in the amount expended for reclamation bonds.

Net cash used by financing activities was $58,061 during the three months ended March 31, 2023, compared with $168,895 cash used during the three months ended March 31, 2022. This decrease in cash used by financing activities of $110,834 during the three months ended March 31, 2023, was primarily due to reduction of notes payable payments.

As a result of the above, cash decreased by $110,154 during the three months ended March 31, 2023 over the cash balance at December 31, 2022, leaving us with a cash balance of $470,868 as of March 31, 2023.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $23,000,594 and negative working capital of $21,500,281 at March 31, 2023, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the monthly gold deliveries beginning January through November of 2021 and anticipate that we will be unable to make deliveries until at least the beginning of the next fiscal year. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. In February 2023, PDK sold their ownership position in the Purchase Agreement to Qenta, Inc. (“Qenta”). The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. As of the filing date of this report, we are obligated to deliver to Qenta 31,027 ounces of gold, plus default interest calculated at the rate of LIBOR plus 2%, under the Amended Agreement. We are involved in ongoing discussions with representatives of Qenta in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

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

Desert Hawk Gold Corp.

Date: May 15, 2023	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)