Form 10-Q
period 2023-06-30
Desert Hawk Gold Corp.
filed 2023-08-08
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of August 7, 2023: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

June 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP.

CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,611	$581,022
Inventories (NOTE 4)	2,421,388	3,544,071
Prepaid expenses and other current assets	51,034	50,523
TOTAL CURRENT ASSETS	2,757,033	4,175,616
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,177,645	4,368,398
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,632,912	3,616,493
RECLAMATION BONDS (NOTE 3)	1,595,206	1,591,547
TOTAL ASSETS	$12,162,796	$13,752,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$256,119	$159,741
Royalties and upside participation payable (NOTE 7)	3,321,662	2,843,091
Accrued interest, prepaid forward gold contract (NOTE 7)	1,277,003	640,742
Accrued liabilities – officers and other wages (NOTES 11 and 12)	147,159	137,159
Notes payable, current portion (NOTE 8)	-	58,061
Settlement of consulting contract payable (NOTE 10)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	3,110,445	5,841,383
Due in lieu of gold deliveries (NOTE 7)	18,143,000	13,419,500
TOTAL CURRENT LIABILITIES	26,455,388	23,299,677
LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 9)	1,593,431	1,496,434
TOTAL LONG-TERM LIABILITIES	1,593,431	1,496,434
TOTAL LIABILITIES	28,048,819	24,796,111
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(25,579,131)	(20,737,165)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(15,886,023)	(11,044,057)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,162,796	$13,752,054

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

For the three and six months ended June 30, 2023 and 2022

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUE
Concentrate sales	$909,838	$1,242,095	$1,648,121	$2,035,029
Contract processing income	-	497,241	-	971,429
Total revenue	909,838	1,739,336	1,648,121	3,006,458

OPERATING EXPENSES
General production and project costs	1,520,479	1,422,412	2,901,261	2,650,138
Contract processing costs	-	30,509	-	71,214
Depreciation and amortization	174,411	179,433	337,595	494,121
Other operating costs	131,203	148,815	197,687	263,730
Legal and professional	32,068	23,150	98,678	90,921
Officers and directors’ fees	89,259	84,658	181,282	172,547
General and administrative	66,230	69,121	136,513	180,901
Loss on disposal of equipment	14,927	18,468	9,258	18,468
Forward gold contract expense (NOTE 7)	1,109,228	883,333	1,992,562	1,459,777
TOTAL OPERATING EXPENSES	3,137,805	2,859,899	5,854,836	5,401,817
LOSS FROM OPERATIONS	(2,227,967)	(1,120,563)	(4,206,715)	(2,395,359)
OTHER INCOME (EXPENSE)
Interest and other income	2,269	30	3,659	56
Interest expense – equipment financing	-	(5,224)	(1,399)	(11,515)
Interest expense - other	(352,839)	(176,808)	(637,511)	(232,974)
TOTAL OTHER INCOME (EXPENSE)	(350,570)	(182,002)	(635,251)	(244,433)
NET LOSS BEFORE INCOME TAX	(2,578,537)	(1,302,565)	(4,841,966)	(2,639,792)
Provision (benefit) for income tax	-	-	-	-
NET LOSS	$(2,578,537)	$(1,302,565)	$(4,841,966)	$(2,639,792)
Basic and diluted loss per share	$(0.10)	$(0.05)	$(0.18)	$(0.10)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,831,603	26,831,603	26,831,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the three and six months ended June 30, 2023 and 2022

	Common Stock				Total’
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Stockholders Equity (Deficit)

BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)
Net loss	-	-	-	(1,337,227)	(1,337,227)
BALANCE, March 31, 2022	26,831,603	26,833	9,666,275	(15,584,987)	(5,891,879)
Net loss	-	-	-	(1,302,565)	(1,302,565)
BALANCE, June 30, 2022	26,831,603	$26,833	$9,666,275	$(16,887,552)	$(7,194,444)

BALANCE, December 31, 2022	26,831,603	$26,833	$9,666,275	$(20,737,165)	$(11,044,057)
Net loss	-	-	-	(2,263,429)	(2,263,429)
BALANCE, March 31, 2023	26,831,603	26,833	9,666,275	(23,000,594)	(13,307,486)
Net loss	-	-	-	(2,578,537)	(2,578,537)
BALANCE, June 30, 2023	26,831,603	$26,833	$9,666,275	$(25,579,131)	$(15,886,023)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2023 and 2022

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,841,966)	$(2,639,792)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	337,595	494,121
Accretion of asset retirement obligation	74,819	67,071
Write down of inventory to net realizable value	1,618,700	1,235,568
Loss on disposal of equipment	9,258	18,468
Forward gold contract expense (NOTE 7)	1,992,562	1,459,777
Changes in operating assets and liabilities:
Accounts receivable	-	233,309
Inventories	(496,017)	(228,486)
Prepaid expenses and other current assets	(511)	(3,130)
Accounts payable and accrued liabilities	96,377	(126,343)
Royalties and upside participation payable (NOTE 7)	478,571	544,905
Accrued interest, prepaid forward gold contract (NOTE 7)	636,261	232,516
Accrued liabilities – officer and other wages	10,000	16,000
Net cash provided (used) by operating activities	(84,351)	1,303,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(163,340)	(117,880)
Proceeds from sale of equipment	13,000	45,000
Increase in reclamation bonds	(3,659)	(89,056)
Net cash used by investing activities	(153,999)	(161,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(58,061)	(400,321)
Net cash used by financing activities	(58,061)	(400,321)
Net increase (decrease) in cash and cash equivalents	(296,411)	741,727
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	581,022	424,629
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,611	$1,166,356

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 30, 2023.

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

For the three- and six-months ended June 30, 2023 and 2022, common stock equivalents of nil and 2,400,000, respectively, associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $25,579,131 through June 30, 2023 and net loss of $4,841,966 for the six-month period ended June 30, 2023, along with negative working capital of $26,698,355 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as scheduled on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 7). The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – RECLAMATION BONDS

At June 30, 2023 and December 31, 2022, reclamation bonds totaled $1,595,206 and $1,591,547, respectively, associated with estimated reclamation costs for its mineral properties. The totals at both dates include a surety bond of $674,000 with a bonding company for reclamation of its mineral property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest. The remaining balances of $921,206 and $917,547, respectively, are held as certificate of deposits by the Utah Department of Natural Resources.

NOTE 4 – INVENTORIES

Inventories at June 30, 2023 and December 31, 2022 consists of the following:

	June 30,	December 31,
	2023	2022
Ore on leach pad	$2,066,495	$3,266,091
Carbon column in process	105,178	163,619
Finished goods	249,715	114,361
Total	$2,421,388	$3,544,071

Inventories at June 30, 2023 and December 31, 2022 were valued at net realizable value because production costs were greater than the net realizable value. The net realizable value adjustment to inventory, which is included in general production and projects costs on the statement of operations was $1,618,700 and $1,235,568 for the six month periods ended June 30, 2023 and 2022, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Equipment	$6,579,157	$6,528,497
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	417,667	369,595
Buildings	100,000	100,000
Land and improvements	98,121	105,299
	7,252,513	7,160,959
Less accumulated depreciation	(4,680,959)	(4,401,690)
	2,571,554	2,759,269

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(891,345)	(888,307)
	1,606,091	1,609,129
Total	$4,177,645	$4,368,398

For the Kiewit property facilities, amortization based on total units of production was $3,038 and $6,617 for the three-months ended June 30, 2023 and 2022, respectively. For the Kiewit property facilities, amortization based on total units of production was $3,038 and $77,481 for the six-months ended June 30, 2023 and 2022, respectively. There was no production for the three months ended March 31, 2023.

Depreciation expense on property and equipment for the three-months ended June 30, 2023 and 2022 was $165,614 and $160,274 respectively. Depreciation expense on property and equipment for the six-months ended June 30, 2023 and 2022 was $328,798 and $352,842, respectively.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(856,805)	(852,000)
	3,093,195	3,098,000
Asset retirement obligation assets
Kiewit Site	747,300	725,122
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	806,693	784,515
Less accumulated amortization	(266,976)	(266,022)
	539,717	518,493

Total	$3,632,912	$3,616,493

Amortization of the mineral properties and interests based on total units of production was $5,759 and $12,543 for the three months ended June 30, 2023 and 2022, respectively. Amortization of the mineral properties and interests based on total units of production was $5,759 and $63,159 for the six months ended June 30, 2023 and 2022, respectively.

The Company is required to pay a 4% net smelter royalty (“NSR”) to Qenta, Inc. (“Qenta”) on revenues of gold and silver from the Kiewit gold property and the JJS properties. See Note 7.

NOTE 7 – PREPAID FORWARD GOLD CONTRACT LIABILITY

In 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings, LP (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, as amended, PDK agreed to purchase a total of 47,045 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK and the Company would then receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. The Company has the option of paying cash for the number of ounces scheduled to be delivered each month at a rate of $500 per ounce. The Company received a net amount of $13,600,000 in 2019 for the future delivery of these gold ounces. In February 2023, PDK sold their position in the Purchase Agreement to Qenta, Inc. (“Qenta”)

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

To date, no gold has been delivered under the contract. As of June 30, 2023 and December 31, 2022, a cumulative of 36,286 and 26,839 ounces, respectively, were scheduled to be delivered under the terms of the Purchase Agreement. The ounces due but unpaid at June 30, 2023 and December 31, 2022 have been reflected in “Due in lieu of gold deliveries” on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Total ounces to be delivered	36,286	26,839
Contractual payment per ounce in lieu of delivery	$500	$500
Amount due in lieu of gold deliveries	$18,143,000	$13,419,500

For the three months ended June 30, 2023 and 2022, the activity related to the forward gold contract is as follows:

	Three months ended June 30,
	2023	2022
Prepaid forward gold contract liability balance at beginning of period	$4,630,717	$9,473,382
Forward gold contract balance associated with ounces to be delivered during period	1,109,228	883,333
Reduction in prepaid forward gold contract liability balance	(2,629,500)	(2,094,000)
Prepaid forward gold contract liability balance at end of period	$3,110,445	$8,262,715

	Six months ended June 30,
	2023	2022
Prepaid forward gold contract liability balance at beginning of period	$5,841,383	$10,263,438
Forward gold contract balance associated with ounces to be delivered during period	1,992,562	1,459,777
Reduction in prepaid forward gold contract liability balance	(4,723,500)	(3,460,500)
Prepaid forward gold contract liability balance at end of period	$3,110,445	$8,262,715

As of June 30, 2023, and through the issuance of these financial statements, the Company has received invoices for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides Qenta with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and Qenta’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the balance sheets. The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. To date, Qenta has not exercised its rights of default as defined in the agreement nor has it indicated plans to do so.

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

The following is a summary of royalties, upside participation and interest payable:

	June 30,	December 31,
	2023	2022
Royalties payable	$675,033	$585,536
Royalties withholding payable	35,549	30,820
Upside participation payable	2,611,080	2,226,735
Subtotal	3,321,662	2,843,091
Accrued interest, prepaid forward gold contract	1,277,003	640,742
Total	$4,598,665	$3,483,833

NOTE 8 – NOTES PAYABLE

The following is a summary of the notes payable:

December 31,
2022
Note payable to Epiroc, collateralized by a used Epiroc drill due in 36 monthly payments of $14,679 including interest at 5.2%.	58,061
58,061
Current portion	(58,061)
Long term portion	$-

During the six months ended June 30, 2023, the Company paid the remaining note payable balance of $58,061.

NOTE 9 –ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,
	2023	2022
Asset retirement obligation, beginning of period	$1,556,021	$1,395,830
Accretion expense	37,410	33,535
Asset retirement obligation, end of period	$1,593,431	$1,429,365

	Six months ended June 30,
	2023	2022
Asset retirement obligation, beginning of period	$1,496,434	$1,362,294
Increase due to change in estimated costs	22,178	-
Accretion expense	74,819	67,071
Asset retirement obligation, end of period	$1,593,431	$1,429,365

In the first quarter of 2023, the Company updated its estimate for reclamation and closure costs of the mine at the end of its life based on an expanded permit and bonding requirement finalized in December 31, 2022. The updated estimate was $2,557,553 on an undiscounted cash flow basis, an increase of $1,020,553 from the previous plan. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 11% from the time we incurred the obligation to the time we expect to pay the retirement obligation. During the six months ended June 30, 2023, asset retirement obligation and the associated retirement asset of $22,178 was recognized for the disturbance that occurred in that period.

NOTE 10 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both June 30, 2023 and December 31, 2022.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC (“RMH”), a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $4,500 for three months ended June 30, 2023 and 2022. The Company recognized rent expense of $9,000 and $9,000 for six months ended June 30, 2023 and 2022.

The Company rents a haul truck from RMH at a current rate of $7,500 per month on a month-to-month basis. Rent expense of $22,500 and $30,000 was recognized during the three months ended June 30, 2023 and 2022, respectively. Rent expense of $42,500 and $55,000 was recognized during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, $7,500 and $Nil, respectively, is due to RMH for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet.

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

The amounts accrued at June 30, 2023 and December 31, 2022 is due to the officers of the Company as follows:

	June 30,	December 31,
	2023	2022
Rick Havenstrite, President	$37,697	$37,697
Marianne Havenstrite, Treasurer and Principal Financial Officer	18,462	18,462
Total	$56,159	$56,159

Directors’ fees

The Company compensates independent directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At June 30, 2023 and December 31, 2022, accrued compensation due to directors was $91,000 and $81,000 respectively.

NOTE 12– COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 6 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At June 30, 2023 and December 31, 2022, the amount due to Tooele County is $Nil and $33,027, respectively and this amount is included in accounts payable.

Mining Leases

Annual claim fees are currently $165 per claim plus administrative and school trust land fees. For the three- and six-months ended June 30, 2023 and 2022, claims’ fees paid were $Nil and $Nil, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 13 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three- and six-months ended June 30, 2023 and 2022, the Company had no transactions relating to common stock.

Preferred Stock

The Company’s Articles of Incorporation authorized 10,000,000 shares of $0.001 par value Preferred Stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

NOTE 14 – STOCK OPTIONS

The Company had reserved 2,400,000 shares under its 2018 Stock Incentive Plan (the “Plan”). The Plan was adopted by the board of directors on March 28, 2018, retroactive to February 23, 2018, as a vehicle for the recruitment and retention of qualified employees, officers, directors, consultants, and other service providers. The Plan is administered by the Board of Directors. The Company may issue, to eligible persons, restricted common stock, incentive and non-statutory options, stock appreciation rights and restricted stock units. The terms and conditions of awards under the Plan will be determined by the Board of Directors.

Outstanding and vested options at June 30, 2023 and December 31, 2022 were Nil and 2,400,000. These options had an exercise price of $0.40. No options were granted or exercised during the three- and six-months ended June 30, 2023 and 2022. During the six months ended June 30, 2023, all options expired unexercised.

NOTE 15 – REVENUE

Product sales for three months ended June 30, 2023 and 2022, are shown below:

	Three months ended June 30,
	2023	2022
Concentrate sales	$	$
Gold	1,215,724	1,627,611
Silver	25,829	20,724
Total concentrate sales	1,241,553	1,648,335
Deductions to concentrate sales
Royalties	(52,276)	(69,404)
Upside participation payments	(219,437)	(266,503)
Outside processing	(60,002)	(70,333)
Subtotal – deductions to concentrate sales	(331,715)	(406,240)
Net concentrate sales	909,838	1,242,095
Net processing income	-	497,241
TOTAL REVENUE	$909,838	$1,739,336

Product sales for six months ended June 30, 2023 and 2022, are shown below:

	Six months ended June 30,
	2023	2022
Concentrate sales	$	$
Gold	2,194,921	2,671,540
Silver	42,495	34,852
Total concentrate sales	2,237,416	2,706,392
Deductions to concentrate sales
Royalties	(94,207)	(113,953)
Upside participation payments	(384,344)	(433,115)
Outside processing	(110,744)	(124,295)
Subtotal – deductions to concentrate sales	(589,295)	(671,363)
Net concentrate sales	1,648,121	2,035,029
Net processing income	-	971,429
TOTAL REVENUE	$1,648,121	$3,006,458

For the three months ended June 30, 2023 and 2022, all revenues from concentrate sale were from concentrate sold to Asahi Refining.

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

During the second quarter of 2023 we crushed 6,610 of mineralized material and hauled 235,828 tons of waste from the open-pit Kiewit Pit. Using the funds from the PDK transaction, in January 2020 we commenced a drilling program on the Kiewit and JJS mining claims to determine the definition of the mineralized body and resource classification of the resources in connection with the proposed completion of a technical report on the claims. Our drilling plan included drilling 30 holes for a total footage of 7,500 feet. Although drilling has commenced on the JJS property, permitting has not been completed and production has not yet begun. We intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion dictates.

Since securing funding in March 2019, we have recommenced mining operations. Revenues of approximately $20,571,000 from sales of gold and other metals have been received through June 30, 2023, bringing total revenue from metals sales from the inception of the processing in 2014 to $26,785,000.

Results of Operations for the three- and six- months ended June 30, 2023 and 2022

	Three months ended June 30,		$	%
	2023	2022	Change	Change
REVENUE	$909,838	$1,739,336	$(829,498)	(47.7)%
EXPENSES
General production and project costs	1,520,479	1,422,412	98,067	6.9%
Processing costs	-	30,509	(30,509)	(100.0)%
Depreciation and amortization	174,411	179,433	(5,022)	(2.8)%
Other operating costs	131,203	148,815	(17,612)	(11.8)%
Legal and professional	32,068	23,150	8,918	38.5%
Officers and directors’ fees	89,259	84,658	4,601	5.4%
General and administrative	66,230	69,121	(2,891)	(4.2)%
Loss on disposal of equipment	14,927	18,468	(3,541)	(19.2)%
Forward gold contract expense	1,109,228	883,333	225,895	25.6%
	3,137,805	2,859,899	277,906	9.7%
OPERATING LOSS	(2,227,967)	(1,120,563)	(1,107,404)	98.8%
OTHER INCOME (EXPENSE)	(350,570)	(182,002)	(168,568)	92.6%
NET LOSS	$(2,578,537)	$(1,302,565)	$(1,275,972)	98.0%

During the three months ended June 30, 2023 and 2022, we had net losses of $2,578,537 and $1,302,565 respectively. This represents an increase in net loss of $1,275,972 for the three months ended June 30, 2023, over the three months ended June 30, 2022.

	Six months ended June 30,		$	%
	2023	2022	Change	Change
REVENUE	$1,648,121	$3,006,458	$(1,358,337)	(45.2)%
EXPENSES
General production and project costs	2,901,261	2,650,138	251,123	9.5%
Processing costs	-	71,214	(71,214)	(100.0)%
Depreciation and amortization	337,595	494,121	(156,526)	(31.7)%
Other operating costs	197,687	263,730	(66,043)	(25.0)%
Legal and professional	98,678	90,921	7,757	8.5%
Officers and directors fees	181,282	172,547	8,735	5.1%
General and administrative	136,513	180,901	(44,388)	(24.5)%
Loss on disposal of equipment	9,258	18,468	(9,210)	(49.9)%
Forward gold contract expense	1,992,562	1,459,777	532,785	36.5%
	5,854,836	5,401,817	453,019	8.4%
OPERATING LOSS	(4,206,715)	(2,395,359)	(1,811,356)	75.6%
OTHER INCOME (EXPENSE)	(635,251)	(244,433)	(390,818)	159.9%
NET LOSS	$(4,841,966)	$(2,639,792)	$(2,202,174)	83.4%

During the six months ended June 30, 2023 and 2022, we had net losses of $4,841,966 and $2,639,792, respectively. This represents an increase in net loss of $2,202,174 for the six months ended June 30, 2023, over the three months ended June 30, 2022.

Liquidity and Cash Flow

	June 30,	December 31,
WORKING CAPITAL	2023	2022
Current assets	$2,757,033	$4,175,616
Current liabilities	26,455,388	23,299,677
Working capital (deficit)	$(23,698,355)	$(19,124,061)

	Six months ended June 30,
CASH FLOWS	2023	2022
Cash flow provided (used) by operating activities	$(84,351)	$1,303,984
Cash flow used by investing activities	(153,999)	(161,936)
Cash flow used by financing activities	(58,061)	(400,321)
Net increase (decrease) in cash	$(296,411)	$741,727

Net cash used by operating activities of $84,351 during the six months ended June 30, 2023, compared with cash provided by operating activities of $1,303,984 during the three months ended June 30, 2022, represented a $1,388,335 decrease in cash provided by operating activities and is primarily attributable to limited production during the period and increased interest expense on the forward gold contract.

Net cash used by investing activities was $153,999 during the six months ended June 30, 2023, compared with $161,936 cash used during the six months ended June 30, 2022. This change in cash used by investing activities of $7,937 was primarily related to a decrease in the amount expended for reclamation bonds and an increase in additions to property and equipment.

Net cash used by financing activities was $58,061 during the six months ended June 30, 2023, compared with $400,321 cash used during the six months ended June 30, 2022. This decrease in cash used by financing activities of $342,260 during the six months ended June 30, 2023, was due to reduction of notes payable payments. The Company aggressively paid down debt in the prior year.

As a result of the above, cash decreased by $296,411 during the six months ended June 30, 2023 over the cash balance at December 31, 2022, leaving us with a cash balance of $284,611 as of June 30, 2023.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $25,579,131 and negative working capital of $23,698,355 at June 30, 2023, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Critical Accounting Policies

There have been no significant changes to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the monthly gold deliveries beginning January of 2021 and anticipate that we will be unable to make deliveries through the last delivery date of January 2024. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. In February 2023, PDK sold their ownership position in the Purchase Agreement to Qenta, Inc. (“Qenta”). The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. As of the filing date of this report, we are obligated to deliver to Qenta 38,039 ounces of gold, plus default interest calculated at the rate of LIBOR plus 2%, under the Amended Agreement. We are involved in ongoing discussions with representatives of Qenta in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

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

Desert Hawk Gold Corp.

Date: August 8, 2023	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)