Form 10-Q
period 2023-09-30
Desert Hawk Gold Corp.
filed 2023-11-14
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of November 14, 2023: 26,831,603.

DESERT HAWK GOLD CORP.

Form 10-Q

September 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESERT HAWK GOLD CORP.

CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307,842	$581,022
Inventories (NOTE 4)	1,971,001	3,544,071
Prepaid expenses and other current assets	48,926	50,523
TOTAL CURRENT ASSETS	2,327,769	4,175,616
PROPERTY AND EQUIPMENT, net (NOTE 5)	4,031,593	4,368,398
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	3,632,912	3,616,493
RECLAMATION BONDS (NOTE 3)	1,597,801	1,591,547
TOTAL ASSETS	$11,590,075	$13,752,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$195,856	$159,741
Royalties and upside participation payable (NOTE 7)	3,483,522	2,843,091
Accrued interest, prepaid forward gold contract (NOTE 7)	1,690,687	640,742
Accrued liabilities – officers and other wages (NOTES 11 and 12)	185,695	137,159
Notes payable, current portion (NOTE 8)	-	58,061
Settlement of consulting contract payable (NOTE 10)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	1,590,173	5,841,383
Due in lieu of gold deliveries (NOTE 7)	20,772,500	13,419,500
TOTAL CURRENT LIABILITIES	28,118,433	23,299,677
LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 9)	1,631,019	1,496,434
TOTAL LIABILITIES	29,749,452	24,796,111
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 12)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(27,852,485)	(20,737,165)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(18,159,377)	(11,044,057)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,590,075	$13,752,054

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

For the three and nine months ended September 30, 2023 and 2022

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE
Concentrate sales	$557,694	$1,092,854	$2,205,815	$3,127,883
Contract processing income	-	158,757	-	1,130,186
Total revenue	557,694	1,251,611	2,205,815	4,258,069

OPERATING EXPENSES
General production and project costs	915,227	1,747,388	3,816,488	4,397,526
Contract processing costs	-	32,411	-	103,625
Depreciation and amortization	165,700	160,619	503,295	654,740
Other operating costs	61,601	116,701	259,288	380,431
Legal and professional	29,520	26,085	128,198	117,006
Officers and directors’ fees	79,501	89,102	260,783	261,649
General and administrative	62,381	63,773	198,894	244,674
Loss on disposal of equipment	-	4,453	9,258	22,921
Forward gold contract expense (NOTE 7)	1,109,228	883,334	3,101,790	2,343,111
TOTAL OPERATING EXPENSES	2,423,158	3,123,866	8,277,994	8,525,683
LOSS FROM OPERATIONS	(1,865,464)	(1,872,255)	(6,072,179)	(4,267,614)
OTHER INCOME (EXPENSE)
Interest and other income	6,083	2,823	9,742	2,879
Interest expense – equipment financing	-	(1,773)	(1,399)	(13,288)
Interest expense - other	(413,973)	(74,332)	(1,051,484)	(307,306)
TOTAL OTHER INCOME (EXPENSE)	(407,890)	(73,282)	(1,043,141)	(317,715)
NET LOSS BEFORE INCOME TAX	(2,273,354)	(1,945,537)	(7,115,320)	(4,585,329)
Provision (benefit) for income tax	-	-	-	-
NET LOSS	$(2,273,354)	$(1,945,537)	$(7,115,320)	$(4,585,329)
Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.27)	$(0.17)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,831,603	26,831,603	26,831,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the three and nine months ended September 30, 2023 and 2022

	Common Stock				Total Stockholders’
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Equity (Deficit)

BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)
Net loss	-	-	-	(1,337,227)	(1,337,227)
BALANCE, March 31, 2022	26,831,603	26,833	9,666,275	(15,584,987)	(5,891,879)
Net loss	-	-	-	(1,302,565)	(1,302,565)
BALANCE, June 30, 2022	26,831,603	26,833	9,666,275	(16,887,552)	(7,194,444)
Net loss	-	-	-	(1,945,537)	(1,945,537)
BALANCE, September 30, 2022	26,831,603	$26,833	$9,666,275	$(18,833,089)	$(9,139,981)

BALANCE, December 31, 2022	26,831,603	$26,833	$9,666,275	$(20,737,165)	$(11,044,057)
Net loss	-	-	-	(2,263,429)	(2,263,429)
BALANCE, March 31, 2023	26,831,603	26,833	9,666,275	(23,000,594)	(13,307,486)
Net loss	-	-	-	(2,578,537)	(2,578,537)
BALANCE, June 30, 2023	26,831,603	26,833	9,666,275	(25,579,131)	(15,886,023)
Net loss	-	-	-	(2,273,354)	(2,273,354)
BALANCE, September 30, 2023	26,831,603	$26,833	$9,666,275	$(27,852,485)	$(18,159,377)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,115,320)	$(4,585,329)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	503,295	654,740
Accretion of asset retirement obligation	112,407	100,607
Write down of inventory to net realizable value	1,773,884	2,049,961
Loss on disposal of equipment	9,258	22,921
Forward gold contract expense (NOTE 7)	3,101,790	2,343,111
Changes in operating assets and liabilities:
Accounts receivable	-	258,967
Inventories	(200,814)	86,656
Prepaid expenses and other current assets	1,597	1,938
Accounts payable and accrued liabilities	36,115	(130,295)
Royalties and upside participation payable (NOTE 7)	640,431	791,464
Accrued interest, prepaid forward gold contract (NOTE 7)	1,049,945	306,920
Accrued liabilities – officer and other wages	48,536	21,000
Net cash provided (used) by operating activities	(38,876)	1,922,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(182,989)	(232,707)
Proceeds from sale of equipment	13,000	45,500
Increase in reclamation bonds	(6,254)	(89,180)
Net cash used by investing activities	(176,243)	(276,387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(58,061)	(442,584)
Net cash used by financing activities	(58,061)	(442,584)
Net increase (decrease) in cash and cash equivalents	(273,180)	1,203,690
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	581,022	424,629
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,842	$1,628,319

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

For the three- and nine-months ended September 30, 2023 and 2022, common stock equivalents of nil and 2,400,000, respectively, associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to the net loss for the periods then ended.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $27,852,485 through September 30, 2023 and net loss of $7,115,320 for the nine-month period ended September 30, 2023, along with negative working capital of $25,790,664 which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has not delivered gold ounces as scheduled on its prepaid forward gold contract and could be subject to default provisions within the related agreement (see Note 7). The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, operations were severely affected by COVID in 2020 and 2021, followed by a reduction in production while waiting for the approval of the permit modification to expand the pit, the approval of which was delayed at the government level, due to COVID. The expansion permit was eventually received in December 2022 causing an increase in the bonds totaling $644,000. The payment of the bond increase combined with the extended time period of less than optimal production have created very low working capital conditions that prevent the Company from returning to full production. A decision was made to halt mining completely at the end of June 2023 until increased working capital can be obtained. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Management continues to seek new capital from equity securities issuances or other business arrangements to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

New Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – RECLAMATION BONDS

At September 30, 2023 and December 31, 2022, reclamation bonds totaled $1,597,801 and $1,591,547, respectively, associated with estimated reclamation costs for its mineral properties. The totals at both dates include a surety bond of $674,000 with a bonding company for reclamation of its mineral property. This escrowed amount is held at Morgan Stanley for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest. The remaining balances of $923,801 and $917,547, respectively, are held as certificates of deposits by the Utah Department of Natural Resources.

NOTE 4 – INVENTORIES

Inventories at September 30, 2023 and December 31, 2022 consists of the following:

	September 30,	December 31,
	2023	2022
Ore on leach pad	$1,664,489	$3,266,091
Carbon column in process	201,266	163,619
Finished goods	105,246	114,361
Total	$1,971,001	$3,544,071

Inventories at September 30, 2023 and December 31, 2022 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The net realizable value adjustment to inventory, which is included in general production and projects costs on the statement of operations was $1,773,884 and $2,049,961 for the nine-month period ended September 30, 2023 and 2022, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Equipment	$6,586,606	$6,528,497
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	429,866	369,595
Buildings	100,000	100,000
Land and improvements	98,121	105,299
	7,272,161	7,160,959
Less accumulated depreciation	(4,846,659)	(4,401,690)
	2,425,502	2,759,269

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(891,345)	(888,307)
	1,606,091	1,609,129
Total	$4,031,593	$4,368,398

For the Kiewit property facilities, amortization based on total units of production was $Nil and $Nil for the three-months ended September 30, 2023 and 2022, respectively. There was no production for the three months ended September 30, 2023 and 2022.

For the Kiewit property facilities, amortization based on total units of production was $3,038 and $78,121 for the nine-months ended September 30, 2023 and 2022, respectively.

Depreciation expense on property and equipment for the three-months ended September 30, 2023 and 2022 was $165,700 and $160,619 respectively. Depreciation expense on property and equipment for the nine-months ended September 30, 2023 and 2022 was $494,498 and $513,460, respectively.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Kiewit and all other sites	$3,700,000	$3,700,000
JJS property	250,000	250,000
	3,950,000	3,950,000
Less accumulated amortization	(856,805)	(852,000)
	3,093,195	3,098,000
Asset retirement obligation assets
Kiewit Site	747,300	725,122
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	806,693	784,515
Less accumulated amortization	(266,976)	(266,022)
	539,717	518,493

Total	$3,632,912	$3,616,493

Due to the lack of production, there was no amortization of mineral properties and interests during the three months ended September 30, 2023 and 2022, respectively. Amortization of the mineral properties and interests based on total units of production was $5,759 and $63,159 for the nine months ended September 30, 2023 and 2022, respectively.

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

To date, no gold has been delivered under the contract. As of September 30, 2023 and December 31, 2022, a cumulative of 41,545 and 26,839 ounces, respectively, were scheduled to be delivered under the terms of the Purchase Agreement. The ounces due but unpaid at September 30, 2023 and December 31, 2022 have been reflected in “Due in lieu of gold deliveries” on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Total ounces to be delivered	41,545	26,839
Contractual payment per ounce in lieu of delivery	$500	$500
Amount due in lieu of gold deliveries	$20,772,500	$13,419,500

For the three months ended September 30, 2023 and 2022, the activity related to the forward gold contract is as follows:

	Three months ended September 30,
	2023	2022
Prepaid forward gold contract liability balance at beginning of period	$3,110,445	$8,262,715
Forward gold contract balance associated with ounces to be delivered during period	1,109,228	883,334
Reduction in prepaid forward gold contract liability balance	(2,629,500)	(2,094,000)
Prepaid forward gold contract liability balance at end of period	$1,590,173	$7,052,049

For the nine months ended September 30, 2023 and 2022, the activity related to the forward gold contract is as follows:

	Nine months ended September 30,
	2023	2022
Prepaid forward gold contract liability balance at beginning of period	$5,841,383	$10,263,438
Forward gold contract balance associated with ounces to be delivered during period	3,101,790	2,343,111
Reduction in prepaid forward gold contract liability balance	(7,353,000)	(5,554,500)
Prepaid forward gold contract liability balance at end of period	$1,590,173	$7,052,049

As of September 30, 2023, and through the issuance of these financial statements, the Company has received invoices for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides Qenta with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and Qenta’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on the balance sheets. The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. To date, Qenta has not exercised its rights of default as defined in the agreement nor has it indicated plans to do so.

In addition to the delivery of gold ounces, the Purchase Agreement contains a royalty provision whereby royalties of 4% are due on gold and silver recovered from mining operations at the Kiewit site and sold by the Company to a third party. Under the Purchase Agreement, the Company also accrues a 5% withholding tax to the state of Utah on the royalty payments. Royalties are payable within 30 days following the end of each fiscal quarter. To date, $145,187 in royalties have been paid to PDK.

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

The following is a summary of royalties, upside participation and interest payable:

	September 30,	December 31,
	2023	2022
Royalties payable	$705,792	$585,536
Royalties withholding payable	37,170	30,820
Upside participation payable	2,740,560	2,226,735
Subtotal	3,483,522	2,843,091
Accrued interest, prepaid forward gold contract	1,690,687	640,742
Total	$5,174,209	$3,483,833

NOTE 8 – NOTES PAYABLE

The following is a summary of the notes payable:

December 31,
2022
Note payable to Epiroc, collateralized by a used Epiroc drill due in 36 monthly payments of $14,679 including interest at 5.2%.	58,061
58,061
Current portion	(58,061)
Long term portion	$-

During the nine months ended September 30, 2023, the Company paid the remaining note payable balance of $58,061.

NOTE 9 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the three months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,
	2023	2022
Asset retirement obligation, beginning of period	$1,593,431	$1,429,365
Accretion expense	37,588	33,536
Asset retirement obligation, end of period	$1,631,019	$1,462,901

Changes in the asset retirement obligation for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine months ended September 30,
	2023	2022
Asset retirement obligation, beginning of period	$1,496,434	$1,362,294
Increase due to change in estimated costs	22,178	-
Accretion expense	112,407	100,607
Asset retirement obligation, end of period	$1,631,019	$1,462,901

In the first quarter of 2023, the Company updated its estimate for reclamation and closure costs of the mine at the end of its life based on an expanded permit and bonding requirement finalized in December 31, 2022. The updated estimate was $2,557,553 on an undiscounted cash flow basis, an increase of $1,020,553 from the previous plan. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 11% from the time we incurred the obligation to the time we expect to pay the retirement obligation. During the nine months ended September 30, 2023, asset retirement obligation and the associated retirement asset both increased $22,178 as a result of this change in estimated costs.

NOTE 10 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both September 30, 2023 and December 31, 2022.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC (“RMH”), a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $4,500 and $4,500 for three months ended September 30, 2023 and 2022. The Company recognized rent expense of $13,500 and $13,500 for nine months ended September 30, 2023 and 2022.

The Company rents a haul truck from RMH at a current rate of $7,500 per month on a month-to-month basis with a lower moratorium rate in effect during periods when mining is halted. Rent expense of $10,000 and $15,000 was recognized during the three months ended September 30, 2023 and 2022, respectively. Rent expense of $52,500 and $70,000 was recognized during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, $Nil and $Nil, respectively, is due to RMH for rent of this equipment, and this amount is included in accounts payable and accrued expenses on the balance sheet.

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

The amounts accrued at September 30, 2023 and December 31, 2022 is due to the officers of the Company as follows:

	September 30,	December 31,
	2023	2022
Rick Havenstrite, President	$54,157	$37,697
Marianne Havenstrite, Treasurer and Principal Financial Officer	29,538	18,462
Total	$83,695	$56,159

Directors’ fees

The Company compensates independent directors for their contributions to the management of the Company, with one director receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At September 30, 2023 and December 31, 2022, accrued compensation due to directors was $102,000 and $81,000 respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 6 and 7, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At September 30, 2023 and December 31, 2022, the amount due to Tooele County is $Nil and $33,027, respectively and this amount is included in accounts payable.

Mining Leases

Annual claim fees are currently $165 per claim plus administrative and school trust land fees. For the three months ended September 30, 2023 and 2022, claims’ fees paid were $11,028 and $11,029, respectively. For the nine months ended September 30, 2023 and 2022, claims fees paid were $11,028 and $11,162, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 13 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three- and nine-months ended September 30, 2023 and 2022, the Company had no transactions relating to common stock.

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

Outstanding and vested options at September 30, 2023 and December 31, 2022 were Nil and 2,400,000. These options had an exercise price of $0.40. No options were granted or exercised during the three- and nine-months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023, all options expired unexercised.

NOTE 15 – REVENUE

Product sales for three months ended September 30, 2023 and 2022, are shown below:

	Three months ended September 30,
	2023		2022
Concentrate sales	$		$
Gold		754,777		1,389,897
Silver		14,214		18,569
Total concentrate sales		768,991		1,408,466
Deductions to concentrate sales
Royalties		(32,379)		(59,304)
Upside participation payments		(129,481)		(187,255)
Outside processing		(49,437)		(69,053)
Subtotal – deductions to concentrate sales		(211,297)		(315,612)
Net concentrate sales		557,694		1,092,854
Net contract processing income		-		158,757
TOTAL REVENUE		$557,694		$1,251,611

Product sales for nine months ended September 30, 2023 and 2022, are shown below:

	Nine months ended September 30,
	2023		2022
Concentrate sales	$		$
Gold		2,949,698		4,061,437
Silver		56,709		53,422
Total concentrate sales		3,006,407		4,114,859
Deductions to concentrate sales
Royalties		(126,586)		(173,257)
Upside participation payments		(513,825)		(620,370)
Outside processing		(160,181)		(193,349)
Subtotal – deductions to concentrate sales		(800,592)		(986,976)
Net concentrate sales		2,205,815		3,127,883
Net contract processing income		-		1,130,186
TOTAL REVENUE		$2,205,815		$4,258,069

For the three and nine months ended September 30, 2023 and 2022, all revenues from concentrate sale were from concentrate sold to Asahi Refining. Mining was halted in June 2023 due to a lack of working capital. See Note 2. Processing is ongoing, but without the addition of new mineralized material to the heap leach pad, recoveries will continue to diminish.

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

Since securing funding in March 2019, we have recommenced mining operations. Revenues of approximately $21,129,000 from sales of gold and other metals have been received through September 30, 2023, bringing total revenue from metals sales from the inception of the processing in 2014 to $27,343,000.

Results of Operations for the three- and nine- months ended September 30, 2023 and 2022

	Three months ended September 30,
	2023	2022	$ Change	% Change
REVENUE	$557,694	$1,251,611	$(693,917)	(55.4)%
EXPENSES
General production and project costs	915,227	1,747,388	(832,161)	(47.6)%
Contract processing costs	-	32,411	(32,411)	(100.0)%
Depreciation and amortization	165,700	160,619	5,081	3.2%
Other operating costs	61,601	116,701	(55,100)	(47.2)%
Legal and professional	29,520	26,085	3,435	13.2%
Officers and directors’ fees	79,501	89,102	(9,601)	(10.8)%
General and administrative	62,381	63,773	(1,392)	(2.2)%
Loss on disposal of equipment	-	4,453	(4,453)	(100.0)%
Forward gold contract expense	1,109,228	883,334	225,894	25.6%
	2,423,158	3,123,866	(700,708)	(22.4)%
OPERATING LOSS	(1,865,464)	(1,872,255)	6,791	(0.4)%
OTHER INCOME (EXPENSE)	(407,890)	(73,282)	(334,608)	456.6%
NET LOSS	$(2,273,354)	$(1,945,537)	$(327,817)	16.8%

During the three months ended September 30, 2023 and 2022, we had net losses of $2,273,354 and $1,945,537 respectively. This represents an increase in net loss of $327,817 for the three months ended September 30, 2023, over the three months ended September 30, 2022.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
REVENUE	$2,205,815	$4,258,069	$(2,052,254)	(48.2)%
EXPENSES
General production and project costs	3,816,488	4,397,526	(581,038)	(13.2)%
Contract processing costs	-	103,625	(103,625)	(100.0)%
Depreciation and amortization	503,295	654,740	(151,445)	(23.1)%
Other operating costs	259,288	380,431	(121,143)	(31.8)%
Legal and professional	128,198	117,006	11,192	9.6%
Officers and directors fees	260,783	261,649	(866)	(0.3)%
General and administrative	198,894	244,674	(45,780)	(18.7)%
Loss on disposal of equipment	9,258	22,921	(13,663)	(59.6)%
Forward gold contract expense	3,101,790	2,343,111	758,679	32.4%
	8,277,994	8,525,683	(247,689)	(2.9)%
OPERATING LOSS	(6,072,179)	(4,267,614)	(1,804,565)	42.3%
OTHER INCOME (EXPENSE)	(1,043,141)	(317,715)	(725,426)	228.3%
NET LOSS	$(7,115,320)	$(4,585,329)	$(2,529,991)	55.2%

During the nine months ended September 30, 2023 and 2022, we had net losses of $7,115,320 and $4,585,329, respectively. This represents an increase in net loss of $2,529,991 for the nine months ended September 30, 2023, over the nine months ended September 30, 2022.

Liquidity and Cash Flow

	September 30,	December 31,
WORKING CAPITAL	2023	2022
Current assets	$2,327,769	$4,175,616
Current liabilities	28,118,433	23,299,677
Working capital (deficit)	$(25,790,664)	$(19,124,061)

	Nine months ended September 30,
CASH FLOWS	2023	2022
Cash flow provided (used) by operating activities	$(38,876)	$1,922,661
Cash flow used by investing activities	(176,243)	(276,387)
Cash flow used by financing activities	(58,061)	(442,584)
Net increase (decrease) in cash and cash equivalents	$(273,180)	$1,203,690

Net cash used by operating activities of $38,876 during the nine months ended September 30, 2023, compared with cash provided by operating activities of $1,922,661 during the nine months ended September 30, 2022, represented a $1,961,537 decrease in cash provided by operating activities and is primarily attributable to limited production during the period and increased interest expense on the forward gold contract.

Net cash used by investing activities was $176,244 during the nine months ended September 30, 2023, compared with $276,387 cash used during the nine months ended September 30, 2022. This change in cash used by investing activities of $100,143 was primarily related to a decrease in the amount expended for reclamation bonds and a decrease in additions to property and equipment.

Net cash used by financing activities was $58,061 during the nine months ended September 30, 2023, compared with $442,584 cash used during the nine months ended September 30, 2022. This decrease in cash used by financing activities of $384,523 during the nine months ended September 30, 2023, was due to reduction of notes payable payments. The Company aggressively paid down debt in the prior year.

As a result of the above, cash decreased by $273,180 during the nine months ended September 30, 2023 over the cash balance at December 31, 2022, leaving us with a cash balance of $307,842 as of September 30, 2023.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $27,852,485 and negative working capital of $25,790,664 at September 30, 2023, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Although production restarted in 2019, operations were severely affected by COVID in 2020 and 2021, followed by a reduction in production while waiting for the approval of the permit modification to expand the pit, the approval of which was delayed at the government level, due to COVID. The expansion permit was eventually received in December 2022 causing an increase in the bonds totaling $644,000. The payment of the bond increase combined with the extended time period of less than optimal production have created very low working capital conditions that prevent the Company from returning to full production. A decision was made to halt mining completely at the end of June 2023 until increased working capital can be obtained. The timing and amount of capital requirements will depend on a number of factors, including demand for products, metals market pricing, and the availability of opportunities for expansion through affiliations and other business relationships. Management continues to seek new capital from equity securities issuances or other business arrangements to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

During the first quarter of 2019, the Company entered into and closed a Prepaid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings L.P. (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. On October 31, 2019, the Company and PDK amended the Purchase Agreement and entered into the Amended Prepaid Forward Agreement (the “Amended Agreement”) to reduce the total number of ounces of gold subject to the Purchase Agreement and to revise other provisions therein. The first gold delivery under the Amended Agreement was due on December 24, 2020, and recurring deliveries are due on the fourth business day prior to the last calendar day of each scheduled delivery month. On December 1, 2020, we notified PDK that we would not be able to make our December delivery and elected to use one of the delivery postponement options under the Amended Agreement. This provision permits us to delay delivery by up to 30 days by delivering the amount of gold due on the previous month’s due date, plus interest calculated at the default interest rate. At the end of this 30-day extension period we were unable to deliver the December payment. We have also failed to make the monthly gold deliveries beginning January of 2021 and anticipate that we will be unable to make deliveries through the last delivery date of January 2024. The failure to make gold deliveries under the Amended Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. In February 2023, PDK sold their ownership position in the Purchase Agreement to Qenta, Inc. (“Qenta”). The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. As of the filing date of this report, we are obligated to deliver to Qenta 41,545 ounces of gold, plus default interest calculated at the rate of LIBOR plus 2%, under the Amended Agreement. We are involved in ongoing discussions with representatives of Qenta in an attempt to resolve these late payments and to renegotiate the gold delivery schedule.

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

Desert Hawk Gold Corp.

Date: November 14, 2023	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Marianne Havenstrite
Marianne Havenstrite, Treasurer
(Principal Accounting and Financial Officer)