Form 10-K
period 2023-12-31
Desert Hawk Gold Corp.
filed 2024-04-01
CIK 1168081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common stock was last sold as of the last business day of the registrant’s most recently competed second fiscal quarter was $8,963,007.

The number of shares outstanding of the registrant’s common stock on March 30, 2024, was 26,831,603.

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

We are currently engaged in the extraction of gold and related precious metals from our Kiewit mining property located in the Gold Hill Mining District in Tooele County, Utah. In addition, we have previously commenced crushing and performing cyanide vat and heap leaching on various ores from a third party at our Gold Hill processing plant. This processing for a third party was suspended in October 2022.

Prepaid Forward Gold Contract Funding Transaction and Amended Agreement

In 2019, the Company entered into and closed a Pre-Paid Forward Gold Purchase Agreement (the “Purchase Agreement”) with PDK Utah Holdings, LP (“PDK”) for the sale and purchase by PDK of gold produced from the Company’s mining property. Under the terms of the Purchase Agreement, as amended, PDK agreed to purchase a total of 47,045 ounces of gold from the Company. The Company agreed to deliver ounces of gold produced from the Kiewit property to PDK and the Company would then receive proceeds from PDK at the then current spot price less a discount specified in the Purchase Agreement. The Company has the option of paying cash to PDK for the number of ounces to be delivered each month at a rate of $500 per ounce. The Company received a net amount of $13,600,000 in 2019 for the future delivery of these gold ounces. Under the terms of the Purchase Agreement, as amended, the Company was obligated to deliver gold in the following quantities, none of which have been delivered:

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

As of December 31, 2023, and through the filing of this Form 10-K, PDK has sent invoices to the Company for the deliveries and payments due. However, no notice of default on the Purchase Agreement has been received from PDK. The failure to make gold deliveries and make additional payments as described below provides PDK with certain remedies, including termination of the agreement, demand for payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and PDK’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire balance owing as a current liability on the December 31, 2023, balance sheet.

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

Through March 2024 we have not made the gold deliveries under the agreement and anticipate that we will be unable to make deliveries unless an outside source of funding becomes available. The failure to make gold deliveries under the Purchase Agreement provides PDK with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement.

Early in 2023, ownership of PDK was transferred to Qenta, Inc. (“Qenta”). The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. To date, Qenta has not caused PDK to exercise its rights of default as defined in the agreement nor has it indicated plans to do so.

Mining Operations

On January 7, 2014, we received final approval from the BLM of the Kiewit Large Mine Permit which allowed us to develop the Kiewit deposit and put it into production. Development began in June 2014. The first sale of minerals from the mine occurred in October 2014. We suspended operations in June 2016 because of depressed metal prices and lack of funds. We resumed operations in spring 2018 and again suspended operations in October 2018 for lack of funding. Since securing funding in March 2019, we re-commenced mining operations. Currently there is minimal to no mining operations happening at the mine due to lack of funding.

In March 2022, we paid an escalation increase on our permit in the amount of $89,000. In June 2022 we paused our mining operations on the Kiewit claims and ceased our ore crushing due to a delay in the issuance of a permit modification which would allow us to expand our pit area, which, prior to the issuance of the new permit, was at the boundaries of the existing permit. Utah Division of Oil, Gas and Mining has provided conditional approval for the permit modification contingent on the approval by the BLM. In anticipation of receiving the permit modification, on November 1, 2022, we posted the required bond for the permit modification in the amount of $555,000. We have curtailed operating expenses to the extent possible while keeping a minimum staff employed, working on continued processing and equipment maintenance. Currently no new material is being mined and processed. We have limited our processing to the remaining ore in the pond.

On December 22, 2022, BLM conditionally approved the Company’s amended plan of operations for the Kiewit Mine. The plan allows for an increase in total material mined from Kiewit from 2 million tons of ore to 10 million tons of ore, an increase in the mining rate from 1 million tons per year (tpy) to 1.75 million tpy and an increase in total disturbance from 101.3 acres to 203.4 acres. The plan also includes an increase in pit and waste area disturbance from 38.5 acres to 80.9 acres. The plan also allows for an increase in heap leach area disturbance from 19.5 acres to 65.5 acres, which may be bonded in 4 expansion phases.  The Company will currently be bonded for the initial 19.5 acres of heap leach area and can submit for additional bond money when expanding the heap leach area in the future.  The remaining increase in allowed disturbance acres is for roads, storage areas, containment ponds, growth medium stockpiles and other miscellaneous disturbance areas.  The plan also approved the removal of disturbance acreage associated with property owned by the Moeller Family Trust and Clifton Mining, which included the Yellow Hammer Mine, the Clifton Shears, and the Herat Mine.  The plan also includes an additional location for a second water well, 4 additional horizontal cascade tanks, and increases the life of the mine timeframe from 6 to 10 years.

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

Distribution, Sales, and Raw Materials

We currently sell our products solely to Asahi Refining. We use several raw materials such as cyanide, caustic, and limestone in processing, and we are not dependent upon any single supplier for our raw materials. We also currently are dependent upon one customer for our product, although other customers are available.

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

Government Compliance

Our operations are subject to extensive federal and state laws and regulations designed to conserve and prevent the degradation of the environment. These laws and regulations require obtaining various permits before undertaking certain exploration or mining activities and may result in significant delays, substantial costs, and the alteration of proposed operating plans. We believe we have all necessary environmental permits and authorizations to support existing operations.

Our Kiewit unpatented claims are located on federal land, which also requires compliance with applicable requirements administered by the BLM. These regulations impose specific conditions on the nature and extent of surface disturbance, the manner in which exploration and mining can be conducted, the disposition of spent mineralized material, the use and containment of chemical leaching agents and other solutions, spill prevention, liquid and solid waste disposition, ground water monitoring, and a number of other matters which if violated could result in fines, penalties or attendant adverse publicity.

We are also obligated to make annual payments to the BLM for each of our unpatented mining claims on federal land and to record an affidavit in the Tooele County Recorder’s Office reflecting the payment of the annual maintenance fees to the BLM and stating our intention to hold the claims. The 2023 annual maintenance fees and mineral lease fees payable on our unpatented claims were $15,318 which was paid in full within the required payment period. The required affidavit was also filed with the Tooele County Recorder. Proposals repeatedly have been introduced in Congress that would substantially modify the Mining Law of 1872, the statute pursuant to which unpatented mining claims are located and maintained. Bills have been introduced, but have not passed, that would require, among other things, the payment of royalties to the United States. Personal property tax levied by the state and collected by the local county are due each year and have been paid for 2022 and prior years. The 2023 personal property tax in the amount of $42,315 became due in November 2023 and has not yet been paid. The personal property taxes are expected to remain similar in 2024 to that in 2023.

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

Employees

At March 31, 2024, we had 9 full-time and 2 part-time employees, including our President, Rick Havenstrite, who devotes approximately 90% of his time or approximately 40 hours per week for this business. We also engage Marianne Havenstrite, wife of Rick Havenstrite, as our Treasurer and Principal Financial and Accounting Officer. Our officers are based out of our Reno, Nevada office, along with other office and engineering personnel. The remaining employees work at our Gold Hill project site.

Item 1A. RISK FACTORS

The following material risks and uncertainties, together with the other information set forth in this Report, should be carefully considered by those who invest in our securities. Any of the following risks could materially and adversely affect our business, financial condition, or operating results and could decrease the value of our Common Stock.

Risks Relating to Our Business

We have failed to make our gold deliveries under the Purchase Agreement with PDK, which constitutes an Event of Default under the agreement.

We were unable to make the monthly gold deliveries to PDK in December 2020 through March 2024, and we anticipate that we will be unable to make deliveries unless an outside source of funding becomes available. The failure to make these gold deliveries, as required under the Purchase Agreement, constitute Events of Default under the terms of the agreement. As such, PDK has available certain remedies under the terms of the Purchase Agreement, including the right to terminate the Purchase Agreement, demand payment of an early termination amount as calculated in the agreement, or foreclose on the collateral provided under the agreement and governed by the separate collateral agreement. Interest on any unpaid obligations will be calculated at a default rate equal to LIBOR plus 2%. We do not have sufficient funds to satisfy the default obligations. If we are unable to negotiate a resolution of these default events and restructure the gold delivery obligations currently mandated, we may be unable to retain possession of the mining project and would be forced to cease operations.

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

The property has a retention pond for cyanide solutions from mining activities, which if not constantly pumped could result in a potential environmental hazardous spill.

The Company’s retention pond for cyanide solutions from mining activities has approximately 3,000,000 gallons retention capacity remaining. The pond requires constant pumping at a rate of approximately 1,000,000 gallons per day in order to prevent any environmental spills of cyanide solution into the environment. If the pumping equipment fails or the Company is unable to pay for gas and upkeep of the equipment the pond may reach maximum capacity and create an environmental spill of cyanide solution into the environment.

To continue our operations, we must obtain additional financing from outside sources.

We have no firm commitments or agreements to provide additional funding to have sufficient capital to fund our operations as they are currently planned or to fund the acquisition and exploration of new properties. We also may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences, or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the fair market value of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

We have a short operating history, have only lost money from operations, and may never achieve any meaningful revenue.

Our operating history consists of limited operations and continuation of preliminary exploration activities. Our expenses have consistently exceeded the revenue generated from our mining operations. Exploring for and mining precious minerals or resources is an inherently speculative activity. Our revenue could be adversely affected by many outside influences, and we may never achieve revenue in amounts sufficient to provide for payment of our expenses.

Our property title may be challenged. We are not insured against any challenges, impairments or defects to our mineral claims or property title.

Our property is comprised of patented and unpatented lode claims created and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented lode claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt and our claims subject to challenge. If we discover mineralization that is close to the claims’ boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals. This uncertainty leaves us exposed to potential title suits. Defending any challenges to our property title will be costly and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore certain portions of our property. We are not insured against challenges, impairments, or defects to our property title, nor do we intend to carry title insurance in the future.

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

Natural resource mining, and precious metal mining, in particular, is a business that by its nature is speculative. There is a strong possibility that we will not discover gold, silver, or any other resources which can be mined or extracted at a profit. Even if we do discover and mine precious metal deposits, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits. If we are unable to extract gold, silver, or any other resources which can be mined at a profit, our business could fail.

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

There is currently no public market for our common stock. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. If an active market is established, the market liquidity will be dependent on the perception of our operating business, among other things. We may take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to affect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

Our principal shareholders, officers and directors own a substantial interest in our voting stock and investors will have a limited voice in our management.

Our principal shareholders, as well as our officers and directors, in the aggregate beneficially own a majority of our outstanding common stock. Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the options they currently hold or which may in the future be granted or if they otherwise acquire additional shares of our common stock.

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

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The costs of preparing and filing annual and quarterly reports, and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.

It may be time consuming, difficult, and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act and the Dodd-Frank Act. We may need to hire additional financial reporting, internal controls, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation, and access to capital. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2024 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Our Prepaid Forward Gold Purchase Agreement prohibits us from declaring, making or paying any dividends so long as any gold remains to be delivered or any amounts remain to be paid by us under the agreement.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

If a market for our common stock were to develop, the common shares would be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Exercise of options or future convertible instruments may have a dilutive effect on our common stock.

We have no outstanding vested options. If the price per share of our common stock at the time of exercise of any future options or warrants, or conversion of any future convertible notes or any other convertible securities exceeds the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Further, any additional financing that we secure may require the granting of rights, preferences, or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

ITEM 1C. CYBERSECURITY

Due to the size of the Company and minimal activity level, record keeping requirements are also minimal. All records are tightly maintained on our secure server or in the cloud in our virtual data room. Our engineer and Rick Havenstrite are responsible for oversight as members of management and of the Board of Directors. We do not engage any assessors, consultants, auditors or other third parties in connection with our cybersecurity risk management.

For the year ended December 31, 2023, the Company had no cybersecurity incidents or was at risk from cybersecurity threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

We have not obtained a technical report prepared by a qualified person for any of our mining properties. Although we are conducting mining operations on our properties, we would be considered an exploration stage issuer and our properties would be deemed exploration stage properties, without specified reserves. Below is a description of our mining properties.

Kiewit Project, Utah

The Kiewit gold property located in the Gold Hill Mining District in Tooele County, Utah, is our principal mineral property and is an exploration stage property. In June 2019, we also acquired 20 patented mining claims contiguous to our Kiewit property, known as the JJS Property. We have not determined to what extent we will develop these new claims, if we are able to secure future funding. We were attracted to the Gold Hill Mining District because of its similarities to productive mining districts and its past positive exploration results. The gold potential of the Gold Hill Mining District is enhanced by similarities to surrounding gold deposits. We believe the scale, number and frequency of the Gold Hill Mining District gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of other productive mining districts.

Location, Infrastructure, and Geography of Kiewit

The Gold Hill Mining District is in Tooele County, Utah, located at 40º 07’ 00” North latitude, 113º 49’ 40” West longitude. The district includes the north end of the Deep Creek Mountains, one of the nearly north-south ranges that are common in the Great Basin. On the east and north, the mountain area is separated by gravel slopes from the flat plain of the Great Salt Lake Desert, and on the west, it is bounded by the Deep Creek Valley and groups of irregular low hills. It is approximately 190 miles west-southwest of Salt Lake City, Utah, and approximately 56 miles south southeast of Wendover, Utah. The project is reached by taking Alternate 93A south from Wendover approximately 28 miles and turning east on to the Ibapah Highway, a paved two-lane road. Approximately 17 miles east is a maintained two-lane county road which provides access to the property approximately 11 miles southeast to the town of Gold Hill, Utah. The Kiewit mine and the mill site are accessible by dirt roads maintained year-round, subject to possible closures caused by inclement weather. Access to the property is maintained all year.

Power is supplied by the Company’s diesel generators and water for mining operations is supplied from an existing groundwater well. Drinking water is obtained from a local vendor.

At March 31, 2024, we had 9 full-time and 2 part-time employees. All employees are assigned to work at the Kiewit site, with the exception of the officers, and one engineer, who work from the corporate office in Reno, Nevada, with periodic site visits.

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

The Kiewit mining claims were part of a larger group of mining claims leased from Clifton Mining Company and its subsidiary, The Woodman Mining Company, in July 2009. The original lease with Clifton was amended in June 2010. In March 2019, the lease agreement was again amended by a Second Amended and Restated Lease Agreement (the “Amended Lease”). Under the terms of the Amended Lease, the Company relinquished its leasehold interest in all but the current Kiewit patented and unpatented claims. The lease term is 20 years and for so long thereafter as the mining claims are being actively used by the Company for commercial mining purposes. The Company is required to pay all property payment and payment obligations with respect to the leased premises.

Under the terms of the Amended Lease, Clifton’s right to receive a 6% royalty interest from production on the Kiewit project was terminated. The Company also acquired from third parties and cancelled the remaining 1% outstanding royalty interest thereon, for which the Company paid each of two parties $50,000.

As consideration for entering into the Amended Lease, the Company issued 5,500,000 shares of its common stock with a fair value of $2,200,000 which increased the carrying value of the mineral properties and interests. The Company also paid $13,390 in satisfaction of delinquent amounts owed Clifton and $42,802 in a reclamation bond transfer. In addition, the Company and Clifton entered into a Registration Rights Agreement to register for resale the shares issued to Clifton which requires the Company to register the shares within 18 months (which is September 7, 2020) following the Initial Funding. In the event the Company does not register the shares within the 18-month period, the Company is obligated to pay Clifton a royalty equal to 2.5% of the net smelter returns from the minerals generated from the Company’s mining claims. The registration of these shares was filed and became effective on April 14, 2020. The Company agreed to maintain the effectiveness of the Registration Rights Agreement for a period of three years. The Company’s obligation to maintain the effectiveness of the Registration Rights Agreement is expired.

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

Kiewit Exploration Programs and Mining Activities

The Kiewit mining claims are without known reserves but beginning in 2014 the Company started extraction of gold without determining mineral reserves. The Kiewit mine is a small open pit, heap leach operation that produces gold and silver. Initial production at Kiewit commenced in June 2014 and was suspended in June 2016. Production was suspended due to low metal prices and undercapitalized operations. A fresh water well failure in July 2016, due to suspected sabotage, caused a complete leach pad shutdown. Fresh water pumping was re-started in mid-March 2017 mostly to reduce solution volumes as no sodium cyanide (NaCN) was being added. The mine resumed leaching activities in the spring of 2018 and recovered some gold but suspended operations again in October 2018 to secure funding for continued operations. In April 2019 we re-commenced mining operations with our first sale in September 2019. From fourth quarter 2020 through October 2022, we also processed ore for a third party under our existing mining permit.

In June 2022 we paused our mining operations on the Kiewit claims and ceased our ore crushing due to a delay in the issuance of a permit modification which would allow us to expand our pit area, which, prior to the new permit, was at the boundaries of the existing permit. Utah Division of Oil, Gas and Mining has provided conditional approval for the permit modification contingent on the approval by the BLM. In anticipation of receiving the permit modification, on November 1, 2022, we posted the required bond for the permit modification in the amount of $555,000. We have curtailed operating expenses to the extent possible while keeping a minimum staff employed, working on continued processing and equipment maintenance.

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

Processing Plant and Mining Equipment

The Kiewit mine is an open pit mine using conventional open pit mining methods with drilling, blasting, loading with a wheeled loader and truck haulage to the ore stockpile near the crusher. We re-commenced operation of the mine in April 2019. However, as of June 2023 mining operations have been substantially curtailed. We also use a top hammer drill for all blast holes and a dozer to move waste and for road building, as required. We also use a grader and water truck for haul road maintenance. At the leach pad we use a wheeled loader to feed the crusher and a dozer to level the pad.

The current processing facility can process approximately 1 million tons per year, which we plan to increase to 3 million tons if resource expansion dictates and if funding is available. We anticipate that this expansion will require an update or amendment of some permits. Ores are crushed, truck-stacked and heap-leached at the Company’s mine site. Pregnant solutions are passed through a conventional carbon column with the resultant gold-bearing carbon refined off-site.

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

In addition to completing the notice of intent filing, the BLM requires an analysis of our Plan of Operation in compliance with the National Environmental Protection Act. Approval of the Environmental Assessment was issued in January 2014 and development of the project began in February 2014 after posting a reclamation Bond in the amount of $1,348,000. In December 2020, we were notified that the reclamation cost estimate for the Kiewit properties had been escalated from $1,348,000 to $1,537,000, an increase of $189,000. This amount escalated the cost estimate to December 31, 2021, at which time a new cost estimate was calculated to escalate the cost through 2026. This additional surety amount of $189,000 was remitted on March 10, 2021. The additional escalation amount was then paid in March 2022 at a cost of $89,000 to escalate to 2026. In anticipation of receiving a permit modification, on November 1, 2022, we posted the required bond for the permit modification in the amount of $555,000. On December 22, 2022, BLM conditionally approved the Company’s amended plan of operations for the Kiewit Mine. The total estimated cost of reclamation under the updated permit is $2.27 Million, escalated through 2026.

The Company believes it has all necessary environmental permits and authorizations to support existing operations. As we expand or update the current mining plan of operations (the “POO”), we will require an update or amendment of some permits and before we can implement any changes in our operating parameters, we will need to modify our existing permits or seek new permits. We anticipate that the following permitting modifications will be required:

●	POO Modification: A POO modification would be required to support our planned increased production capacity, expansion of the mine pit, and the expansion of the leach pad. The POO modification must be submitted to the BLM, and the process would require National Environmental Policy Act (NEPA) compliance, including public review and comment. We submitted the modification in first quarter 2020 and the plan was accepted on December 22, 2022. We have since resumed mining operations. Since then, operations have been seriously curtailed due to the delays in obtaining the expansion permit and current lack of operating capital.

●	Air Quality Permit to Construct: A modification to the Air Quality Permit to Construct would be required for production increases from the 1 million tons per annum to the three-million-ton level. We submitted our application in first quarter 2020 and this permit was issued in 2021.

●	Water Discharge Permit: A modification to our existing water discharge permit would be required for the expansion including enlargement of the heap leach facility. The permit includes monitoring of the heap leach leak detection system and groundwater monitoring wells in the vicinity of the heap leach and process area. We submitted the modification in third quarter 2020 and this permit was issued in 2021.

●	Reclamation Plan: A Reclamation Plan Approval would be required by the Utah DOGM Office. However, the Aggregate Mine Land Reclamation Act would require approval by the Inspectors Office of the POO amendment addressing new infrastructure and disposal facilities. We submitted the POO amendment for approval in first quarter 2020 and the plan has been accepted.

We have engaged outside consultants to assist us in seeking modification or new permits to accomplish the above.

2023 Mining Activities

During 2023 we mined and crushed 6,600 tons of mineralized material and 385,000 tons of waste from the open-pit Kiewit Pit. Production was limited due to the delay in receiving the permit modification to increase the size of the pit area.

Planned 2024 Exploration and Mining Activities

 If we are able to secure outside funding and finalize the expanded mining permit, we intend to continue extraction of mineralized material and to upgrade and expand the current facilities, as resource expansion and permit approval dictates. We hope to drill a new well to increase our water source in 2024 also.

Offices and Other Facilities

Our corporate office is located in Reno, Nevada, and Mr. Havenstrite, our President, operates from this office and also works on site at our mining property in Tooele County, Utah. Monthly rent for the office space in Reno is $1,000. Financial and engineering activities are performed in this office and rent includes use of the business equipment and supplies needed to perform these functions. This office space is used primarily for RMH Overhead, LLC and Overhead Door Co. of Sierra Nevada/Reno, Inc., businesses owned by Mr. Havenstrite. Agreements for the use of the office space facilities with these parties are month-to-month and can be cancelled at any time.

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

Holders

At March 30, 2024, we had approximately 655 holders of record of our common stock. We have appointed Pacific Stock Transfer Company, Las Vegas, Nevada, to act as the transfer agent of our Common Stock.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022	$ Change	% Change
REVENUE	$2,539,053	$4,631,531	$(2,092,478)	(45.2)%
EXPENSES
General production and project costs	4,385,479	5,061,534	(676,055)	(13.4)%
Contract processing costs	-	127,157	(127,157)	(100.0)%
Depreciation and amortization	669,949	817,773	(147,824)	(18.1)%
Other operating costs	369,727	545,398	(175,671)	(32.2)%
Legal and professional	146,916	145,021	1,895	1.3%
Officers and directors’ fees	340,921	341,475	(554)	(0.2)%
General and administrative	262,876	301,584	(38,708)	(12.8)%
Loss on disposal of equipment	9,259	22,921	(13,662)	(59.6)%
Forward gold contract expense	4,211,019	3,226,445	984,574	30.5%
	10,396,146	10,589,308	(193,162)	(1.8)%
OPERATING LOSS	(7,857,093)	(5,957,777)	(1,899,316)	31.9%
OTHER INCOME (EXPENSE)	(1,532,874)	(531,628)	(1,001,246)	188.3%
NET LOSS	$(9,389,967)	$(6,489,405)	$(2,900,562)	44.7%

During the years ended December 31, 2023 and 2022, we had net losses of $9,389,967 and $6,489,405, respectively. This represents an increase in net loss of $2,900,562 for the year ended December 31, 2023, over the year ended December 31, 2022.

The operating loss of $7,857,093 for the year ended December 31, 2023, as compared with the operating loss of $5,957,777 for the year ended December 31, 2022 represents increased operating losses in the amount of $1,899,316. Increased losses are primarily due to the increase in forward gold contract expense and lack of production during 2023.

Liquidity and Cash Flow

	December 31,	December 31,
WORKING CAPITAL	2023	2022
Current assets	$1,994,321	$4,175,616
Current liabilities	29,877,963	23,299,677
Working capital (deficit)	$(27,883,642)	$(19,124,061)

	Year ended December 31,
CASH FLOWS	2023	2022
Cash flow provided (used) by operating activities	$(89,470)	$1,503,927
Cash flow used by investing activities	(198,818)	(862,084)
Cash flow used by financing activities	(58,061)	(485,450)
Net increase (decrease) in cash	$(346,349)	$156,393

Net cash used by operating activities of $89,470 during the year ended December 31, 2023, compared with cash provided by operating activities of $1,503,927 during the year ended December 31, 2022, represented a $1,593,397 decrease in cash provided by operating activities and is primarily attributable to the lack of production during the year.

Net cash used by investing activities was $198,818 during the year ended December 31, 2023, compared with $862,084 cash used during the year ended December 31, 2022. This decrease in cash used by investing activities of $663,266 was primarily related to no new reclamation bonds for the current year.

Net cash used by financing activities was $58,061 during the year ended December 31, 2023, compared with $485,450 cash used during the year ended December 31, 2022. This decrease in cash used by financing activities of $427,389 during the year ended December 31, 2022, was primarily due to reduction of notes payable payments.

As a result of the above, cash decreased by $346,349 during the year ended December 31, 2023 over the cash balance at December 31, 2022, leaving us with a cash balance of $234,673 as of December 31, 2023.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $30,127,132 and negative working capital of $27,883,642 at December 31, 2023, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. The quantification of material inventory on the leach pad is based on estimates of the quantities of gold at each balance sheet date that the Company expects to recover during the next 12 months. Inventory is stated at the lower of cost or net realizable value, which for December 31, 2023 and 2022 is net realizable value.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rick Havenstrite, our principal executive officer, and Marianne Havenstrite, our principal financial officer, as of December 31, 2023, conducted an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation it was concluded that our disclosure controls were not effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities and Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

The information required by this item is not applicable to the Company or its auditor.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 31, 2024, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board of Directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board of Directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board of Directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Howard Crosby	71	Director, Chairman	2016	Mr. Crosby served as our Chief Executive Officer from April 2016 until April 2017. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He served as a director of White Mountain Titanium Corporation from 2004 until March of 2016. Both Independence Resources and White Mountain Titanium were previously reporting companies with the SEC. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975. Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board of Directors.

Rick Havenstrite	65	Director, President and Chief Executive Officer	2009	Mr. Havenstrite has served as our President since April 2009 and as Chief Executive Officer since April 2017 and has been employed by us to manage our mining operations since August 2009. Since May 1999 he has been the co-owner, with his wife, and President of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. From 1998 until 1999 he was employed by Nevada Star Resources, a small copper mining company, as Manager of the Nevada Star Milford Copper Project in Utah; from 1996 until 1998 he was employed by Centurion Mines Corp, an exploration mining company, as Vice-president of Operations on the Milford Copper Project; from 1992 until 1996 he was General Manager of Nevada Operations for Arimetco Mining in Yerington Nevada, a mid-size copper mining company; from 1991 until 1992 he was employed by Newmont Minerals, a small gold mining company, as Manager of the Golden Assets Mine in Montana; from 1983 to 1990 he was employed by Silver King Mines, which subsequently changed its name to Alta Gold Corp., a mid-sized diversified mining company, beginning his employment with the company as Project Engineer at the Buckskin Mine from 1983 to 1985, subsequently moving with the company to Ely, Nevada where he was the Mine Superintendent and then Mine Manager of the Robison Mine from 1985 to 1988, and finally serving as Manager of Mining for Alta Gold’s operating mines in Nevada, Idaho, Oregon and Colorado; and from 1980 until 1983 he was employed by Utah International, a large diversified mining company, as a mine engineer of the Springer Tungsten Mine in Nevada and the Navajo Coal mine in New Mexico. Mr. Havenstrite graduated in 1980 with a Bachelor of Science degree in Mining Engineering from the University of Reno, Mackay School of Mines. He is a registered Professional Mining Engineer with the State of Utah and is an inactive Professional Mining Engineer in the State of Nevada.

Marianne Havenstrite	65	Treasurer and Principal Financial Officer	--	Ms. Havenstrite has been our Principal Financial Officer from May 2013 to April 2016 and since March 2017. Since May 1999 she has been the co-owner with her husband, and has served as Vice-president, of Overhead Door Company of Sierra/Nevada, Inc., a commercial and residential door installation company and since 2004 has been a partner in RMH Overhead, LLC. She received her Bachelor of Science degree in accounting from the University of Nevada, Reno in 1980.

John P. Ryan	62	Director	2017	Mr. Ryan served as our Chief Financial Officer for a short time period beginning in April 2016 until March 2017. He has been an active entrepreneur in the resources sector for over twenty years. Since June 2020 he has been CEO and a director of Gold Minds, Inc., a private Nevada corporation which is engaged in mineral exploration and development. Since 1995 he has been self-employed through his own company, Quest Consulting, providing consulting services for both private and public mining companies. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources from 1995 to 2005 High Plains Uranium from 2004 to 2007, U.S. Silver Corporation from 2006 to 2009, and Western Goldfields, Inc. from 2001 to 2005. From December 2012 through April 2017 he served as a director of Mineral Mountain Mining and Milling Company. Mr. Ryan has extensive executive experience and provides our Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan has acted as a professional Director in a number of cases of turnaround and/or distressed company scenarios. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Rick Havenstrite and Marianne Havenstrite are husband and wife.

Each director is elected until the next annual meeting of shareholders and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law. We did not hold an annual meeting of the shareholders for the fiscal year ended December 31, 2023, and we have not scheduled an annual meeting for the current year. Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director, other than the relationship between our President, Rick Havenstrite, and our Treasurer/Principal Financial Officer, Marianne Havenstrite, who are married.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees $	All Other Compensation $	Total $
Rick Havenstrite,	2023	144,000	831	144,831
President and CEO	2022	144,000	5,520	149,520

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

Outstanding Equity Awards at 2023 Fiscal Year End

As of December 31, 2023, there are no outstanding equity awards for any Officer or Director of the Company.

Compensation of Directors

The following table sets forth the compensation of directors for the year ended December 31, 2023:

Director Compensation

Name	Fees earned or paid in cash ($)	Total ($)
Howard Crosby	72,000	72,000
John Ryan	20,000	20,000

Director compensation for Howard Crosby is $6,000 per month and for John Ryan is $5,000 per quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 31, 2024, of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Rick Havenstrite 1290 Holcomb Ave. Reno, NV 89502	4,137,066	(2)	15.4%
Howard Crosby 1290 Holcomb Ave. Reno, NV 89502	363,250		1.35%
John P. Ryan 5968 N. Govt. Way #305 Dalton Gardens, ID 83815	400,000		1.5%
Executive Officers and Directors as a Group (3 Persons)	4,900,316		18.3%
H&H Metals Corp. 509 Madison Ave., Ste. 1902 New York City, NY 10022	1,500,000	(3)	5.6%
Ibearhouse, LLC Kelley Price 7806 NE 10th Street Medina, WA 98039	3,760,353		14.0%
West C Street, LLC Richard Meadows 21838 NE 102nd Street Redmond, WA 98053	2,260,353		8.4%
Clifton Mining Company 101 South 200, Suite 700 Salt Lake City, UT 84111	5,810,824		21.7%
Marianne Havenstrite 1290 Holcomb Ave. Reno, NV 89502	4,137,066	(4)	15.4%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of the date of this table, we had 26,831,603 shares outstanding.

(2)	Of these shares, 1,000,000 are owned of record jointly by Mr. and Mrs. Havenstrite.

(3)	H&H Metals Corp. is an entity controlled by James Holme.

(4)	Of these shares, 3,137,066 are owned of record by Mrs. Havenstrite’s husband, Rick Havenstrite, and 1,000,000 are owned of record jointly by Mr. and Mrs. Havenstrite.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides disclosure as of December 31, 2023, of compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-		N/A	-0-
Equity compensation plans not approved by security holders	-0-	$	N/A	2,400,000
Total	-0-	$	N/A	2,400,000

On March 28, 2018, the Board of Directors adopted the 2018 Stock Incentive Plan (the “Plan”). The purposes of the Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since 2009 we have leased our corporate office space from RMH Overhead, LLC (“RMH”), an entity owned and controlled by Mr. Havenstrite, our President and a director. From 2009 until February 2014 monthly rent was $500 per month and from March 2014 until February 2020 monthly rent has been $1,000. Expansion into additional office space effected a rental increase to $1,500 per month effective March 1, 2020. In October 2023, this extra space was relinquished, and the rent returned to $1,000 per month. The rental agreement is month-to-month and can be cancelled by either party at any time. During 2023 and 2022 we paid an aggregate of $16,500 and $18,000, respectively in rent for this space.

On February 1, 2021, RMH purchased a CAT 740B Articulated Haul Truck from a dealer who had previously provided this equipment to the Company under a rent purchase option agreement. We owed the dealer five monthly payments along with a major repair billing and the dealer had requested the return of the truck. RMH paid the dealer the five past due payments plus an amount to complete the purchase of the truck from the dealer. The Company paid the past due repair invoice, and the truck was obtained by RMH with no encumbrances. Beginning February 1, 2021, we began renting this truck from RMH at a rate of $10,000 per month on a simple month-to-month rental arrangement. While our operations were curtailed in 2022, a reduced rate of $5,000 per month was agreed upon. During the year ended December 31, 2023 and 2022, we paid a total of $52,500 and $85,000, respectively, in truck rental to RMH.

Marianne Havenstrite, wife of Rick Havenstrite, is employed by the Company and acts as our Treasurer and Principal Financial Officer. For the years ended December 31, 2023 and 2022 Mrs. Havenstrite earned $96,000 per year. Mrs. Havenstrite currently devotes approximately 80% of her time, or approximately 40 hours per week, to our business and approximately 20%, or approximately ten hours per week, of her business time to Overhead Door Company of Sierra/Nevada, Inc., Rick Havenstrite’s overhead door business in Reno, Nevada. We do not have a formal compensation agreement with Mrs. Havenstrite.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors selected Assure CPA, LLC, 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the financial statements of the Company for the fiscal years ending December 31, 2023 and 2022. Assure CPA, LLC have audited the financial statements of the Company since the fiscal year ended December 31, 2011.

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for audit fees for the fiscal years ended December 31, 2023 and 2022 by our independent registered public accounting firms are as follows:

Fiscal Year	Amount
2023	$68,558
2022	$88,756

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any audit related fees in addition to the audit fees shown above.

Tax fees are comprised of amounts billed for the preparation of our federal and state income tax returns. In 2023 and 2022, we were billed $7,379and $6,125, respectively.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm. In 2023 and 2022, we were billed $nil and $1,300, respectively for these other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation filed March 1, 2010	S-1	333-169701	3.1	9/30/10
3.2	Amended and Restated Bylaws dated May 3, 2011	8-K	333-169701	3.2	5/9/11
10.1	Pre-paid Forward Gold Purchase Agreement dated March 7, 2019 (confidential information has been redacted)	10-K	333-169701	10.1	7/30/19
10.2	Leasehold Deed of Trust dated March 7, 2019	10-K	333-169701	10.2	7/30/19
10.3	Second Amended and Restated Lease Agreement effective March 7, 2019	10-K	333-169701	10.3	7/30/19
10.4	Registration Rights Agreement effective March 7, 2019	10-K	333-169701	10.4	7/30/19
10.5	Conveyance of Net Smelter Returns Royalty Interest effective March 7, 2019	10-Q	333-169701	99.1	2/3/20
10.6	Employment Agreement dated September 1, 2010, with Rick Havenstrite*	S-1	333-169701	10.15	9/30/10
10.7	Amendment No. 1 dated effective May 1, 2019 to the Employment Agreement with Rick Havenstrite*	8-K	333-169701	99.1	7/22/19
10.8	Rental Agreement effective October 1, 2009, with RMH Overhead, LLC	S-1A	333-169701	10.19	11/12/10
10.9	Assignment and Assumption Agreement dated February 13, 2018	10-K	333-169701	10.11	7/30/19
10.10	Equipment Lease Agreement dated June 20, 2016 with RMH Overhead, LLC	10-K	333-169701	10.36	6/29/18
10.11	Ben Julian LLC Option Agreement dated March 26, 2019	10-K	333-169701	10.13	7/30/19
10.12	Letter Agreement dated June 7, 2019, with Clifton Mining Company	10-K	333-169701	10.14	7/30/19
10.13	Amendment No.1 to the Pre-Paid Forward Gold Purchase Agreement dated October 31, 2019 (confidential information has been redacted)	S-1	333-236398	10.15	2/12/20
14.1	Code of Ethics adopted on March 21, 2011	10-K	333-169701	14.1	4/5/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
95	Mine Safety Disclosure					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT HAWK GOLD, CORP.

Date: April 1, 2024	By:	/s/ Rick Havenstrite
Rick Havenstrite, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Howard Crosby	Director and Chairman	April 1, 2024
Howard Crosby

/s/ Rick Havenstrite	President, CEO, and Director	April 1, 2024
Rick Havenstrite	(Principal Executive Officer)

/s/ John P. Ryan	Director	April 1, 2024
John P. Ryan

/s/ Marianne Havenstrite	Treasurer	April 1, 2024
Marianne Havenstrite	(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Desert Hawk Gold Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Desert Hawk Gold Corp (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception and has negative working capital. These factors raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

 Metallic Content of Ore on Leach Pads (Note 4)

Critical Audit Matter Description

The Company has inventory on its leach pad of approximately $1.4 million as of December 31, 2023. The inventory balance is based on an estimate of the number of gold ounces contained within the ore on the leach pad. The Company estimates the recoverable gold content of the leach pad based on ore added to the pad, assays, historical recovery rate, and ounces recovered.

We identified the estimate of the number of gold ounces as a critical audit matter because of the significant judgments made by management, in particular, gold content grade and the recovery rate. Auditing this matter involved especially subjective auditor judgment due to the nature and extent of audit effort required.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address this matter were as follows:

●	We evaluated management’s process for determining the gold content, specifically the assays and recovery rates used. Our assessment included an evaluation of the competence, objectivity and authority of the personnel involved in the determination of gold content and reconciliations of gold recovered through the leaching process.

●	To assess the annual change in the estimated quantity of gold ounces contained within the ore on the leach pad, we performed the following:

o	verified tonnage of ore added to the pad,

o	recalculated ounces contained in ore added to the pad based on assays records,

o	compared gold ounces recovered from the pad to gold ounces sold, and

o	assessed the completeness, accuracy and relevance of underlying data used in management’s estimate.

/s/Assure CPA, LLC

Spokane, Washington

March 29, 2024

We have served as the Company’s auditor since 2011.

DESERT HAWK GOLD CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$234,673	$581,022
Inventories (NOTE 4)	1,719,182	3,544,071
Prepaid expenses and other current assets	40,466	50,523
TOTAL CURRENT ASSETS	1,994,321	4,175,616
PROPERTY AND EQUIPMENT, net (NOTE 5)	3,884,938	4,368,398
MINERAL PROPERTIES AND INTERESTS, net (NOTE 6)	2,831,897	3,616,493
RECLAMATION BONDS (NOTE 3)	1,600,376	1,591,547
TOTAL ASSETS	$10,311,532	$13,752,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$203,879	$159,741
Royalties and upside participation payable (NOTE 7)	3,585,771	2,843,091
Accrued interest, prepaid forward gold contract (NOTE 7)	2,182,544	640,742
Accrued liabilities – officers and other wages (NOTE 12)	233,867	137,159
Note payable, current portion (NOTE 8)	-	58,061
Settlement of consulting contract payable (NOTE 10)	200,000	200,000
Prepaid forward gold contract liability (NOTE 7)	69,902	5,841,383
Due in lieu of gold deliveries (NOTE 7)	23,402,000	13,419,500
TOTAL CURRENT LIABILITIES	29,877,963	23,299,677
LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 9)	867,593	1,496,434
TOTAL LIABILITIES	30,745,556	24,796,111
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 12 AND 13)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,831,603 and 26,831,603 shares issued and outstanding, respectively	26,833	26,833
Additional paid-in capital	9,666,275	9,666,275
Accumulated deficit	(30,127,132)	(20,737,165)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(20,434,024)	(11,044,057)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,311,532	$13,752,054

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

	Year ended December 31,
	2023	2022
REVENUE
Concentrate sales	$2,539,053	$3,468,853
Contract processing income	-	1,162,678
Total revenue	2,539,053	4,631,531

OPERATING EXPENSES
General production and project costs	4,385,479	5,061,534
Contract processing costs	-	127,157
Depreciation and amortization	669,949	817,773
Other operating costs	369,727	545,398
Legal and professional	146,916	145,021
Officers and directors’ fees	340,921	341,475
General and administrative	262,876	301,584
Loss on disposal of equipment	9,259	22,921
Forward gold contract expense (NOTE 7)	4,211,019	3,226,445
TOTAL OPERATING EXPENSES	10,396,146	10,589,308
LOSS FROM OPERATIONS	(7,857,093)	(5,957,777)
OTHER INCOME (EXPENSE)
Interest and other income	12,317	3,130
Interest expense – equipment financing	(1,537)	(14,458)
Interest expense – other	(1,543,654)	(520,300)
TOTAL OTHER INCOME (EXPENSE)	(1,532,874)	(531,628)
NET LOSS BEFORE INCOME TAX	(9,389,967)	(6,489,405)
Provision (benefit) for income tax	-	-
NET LOSS	$(9,389,967)	$(6,489,405)
Basic and diluted loss per share	$(0.35)	$(0.24)
Basic and diluted weighted average number of shares outstanding	26,831,603	26,831,603

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2023 and 2022

	Common Stock				Total
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

BALANCE, December 31, 2021	26,831,603	$26,833	$9,666,275	$(14,247,760)	$(4,554,652)
Net loss	-	-	-	(6,489,405)	(6,489,405)
BALANCE, December 31, 2022	26,831,603	$26,833	$9,666,275	$(20,737,165)	$(11,044,057)

BALANCE, December 31, 2022	26,831,603	$26,833	$9,666,275	$(20,737,165)	$(11,044,057)
Net loss	-	-	-	(9,389,967)	(9,389,967)
BALANCE, December 31, 2023	26,831,603	$26,833	$9,666,275	$(30,127,132)	$(20,434,024)

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,389,967)	$(6,489,405)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	669,949	817,773
Accretion of asset retirement obligation	149,996	134,140
Write down of inventory to net realizable value	2,100,080	2,111,596
Loss on disposal of equipment	9,259	22,921
Forward gold contract expense (NOTE 7)	4,211,019	3,226,445
Changes in operating assets and liabilities:
Accounts receivable	-	270,108
Inventories	(275,191)	98,947
Prepaid expenses and other current assets	10,057	(4,540)
Accounts payable and accrued liabilities	44,138	(95,269)
Royalties and upside participation payable (NOTE 7)	742,680	865,458
Accrued interest, prepaid forward gold contract (NOTE 7)	1,541,802	519,753
Accrued liabilities – officer and other wages	96,708	26,000
Net cash provided (used) by operating activities	(89,470)	1,503,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(202,989)	(263,153)
Proceeds from sale of equipment	13,000	45,500
Increase in reclamation bonds	(8,829)	(644,431)
Net cash used by investing activities	(198,818)	(862,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(58,061)	(485,450)
Net cash used by financing activities	(58,061)	(485,450)
Net increase (decrease) in cash and cash equivalents	(346,349)	156,393
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	581,022	424,629
CASH AND CASH EQUIVALENTS AT END OF YEAR	$234,673	$581,022

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,537	$14,844

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Reduction in Asset Retirement Obligation, Asset Retirement Costs, and Mineral Properties due to extension of time (Note 9)	778,837	-

The accompanying notes are an integral part of these financial statements.

DESERT HAWK GOLD CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not standard are not recorded as a tax benefit or expense in the current year. When applicable, the Company will recognize a liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the years presented. See Note 11.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. At December 31, 2022, the common stock equivalents of 2,400,000 associated with the Company’s outstanding stock options were excluded from the calculation of diluted earnings per share because the options were antidilutive due to the net losses for the period. The Company has no common stock equivalents at December 31, 2023.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents and occasionally notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity and interest rates of these financial instruments, approximates fair value at December 31, 2023 and 2022.

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

At December 31, 2023 and December 31, 2022, the Company has no assets nor liabilities that require measurement at fair value on a recurring basis.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $30,127,132 through December 31, 2023 and net loss of $9,389,967 for the year ended December 31, 2023 along with negative working capital of $27,883,642, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this update on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. Management is currently evaluating the impact of this update on our financial statements and disclosures.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – RECLAMATION BONDS

At December 31, 2023 and 2022, reclamation bonds totaled $1,600,376 and $1,591,547, respectively, associated with estimated reclamation costs for its mineral properties. The totals in both years include a surety bond of $674,000 with a bonding company for reclamation of its mineral property. This escrowed amount is held at Bank of New York, Mellon for the Company’s benefit. It may not be released to the Company without the prior consent of the surety bondholder. The escrowed amount does not earn interest.

The remaining balances of $926,376 and $917,547 are held as certificate of deposits by the Utah Department of Natural Resources. In 2022, the Company bond requirements for planned expansion and operations increased for which the Company paid $644,000. There was no additional bonding requirements in 2023.

NOTE 4 – INVENTORIES

Inventories at December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Ore on leach pad	$1,437,752	$3,266,091
Carbon column in process	210,355	163,619
Finished goods	71,075	114,361
Total	$1,719,182	$3,544,071

Inventories at December 31, 2023 and 2022 were valued at net realizable value because production costs were greater than the amount the Company expected to receive on the sale of the estimated gold ounces contained in inventories. The adjustment to inventory, which is included in general production and project costs on the statements of operations, was $2,100,080 and $2,111,596 for the years ended December 31, 2023 and 2022, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Equipment	$6,600,909	$6,528,497
Furniture and fixtures	6,981	6,981
Electronic and computer equipment	50,587	50,587
Vehicles	429,866	369,595
Buildings	100,000	100,000
Land and improvements	98,121	105,299
	7,286,464	7,160,959
Less accumulated depreciation	(5,007,617)	(4,401,690)
	2,278,847	2,759,269

Kiewit property facilities	2,497,436	2,497,436
Less accumulated amortization	(891,345)	(888,307)
	1,606,091	1,609,129
Total	$3,884,938	$4,368,398

For the Kiewit property facilities, amortization based on total units of production was $3,038 and $78,121 for the years ended December 31, 2023 and 2022, respectively.

Depreciation expense on property and equipment for the years ended December 31, 2023 and 2022 was $661,152 and $676,493, respectively.

NOTE 6 – MINERAL PROPERTIES AND INTERESTS

Mineral properties and interests as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Kiewit and all other sites	$3,380,596	$3,700,000
JJS property	250,000	250,000
	3,630,596	3,950,000
Less accumulated amortization	(856,805)	(852,000)
	2,773,791	3,098,000
Asset retirement costs
Kiewit Site	-	725,122
Kiewit Exploration	28,377	28,377
JJS property	31,016	31,016
Total	59,393	784,515
Less accumulated amortization	(1,287)	(266,022)
	58,106	518,493

Total	$2,831,897	$3,616,493

Amortization of the mineral properties and interests based on total units of production was $5,759 and $63,159 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company recognized a reduction in the carrying value of the Kiewit mineral properties and asset retirement costs as a result of a reduction in the properties’ related asset retirement obligation. See Note 9.

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

To date, no gold has been delivered under the contract. As of December 31, 2023 and December 31, 2022, a cumulative of 46,804 and 26,839 ounces, respectively, were scheduled to be delivered under the terms of the Purchase Agreement. The ounces due but unpaid at December 31, 2023 and December 31, 2022 have been reflected in “Due in lieu of gold deliveries” on the balance sheet based on the Company’s option to pay cash in lieu of delivery at $500 per ounce. The forward gold contract balance as of December 31, 2023 and December 31, 2022 is as follows:

	December 31,	December 31,
	2023	2022
Total ounces to be delivered	46,804	26,839
Contractual payment per ounce in lieu of delivery	$500	$500
Amount due in lieu of gold deliveries	$23,402,000	$13,419,500

For the years ended December 31, 2023 and 2022, the activity related to the forward gold contract is as follows:

	Year ended December 31,
	2023	2022
Prepaid forward gold contract liability balance at beginning of period	$5,841,383	$10,263,438
Forward gold contract balance associated with ounces to be delivered during period	4,211,019	3,226,445
Reduction in prepaid forward gold contract liability balance	(9,982,500)	(7,648,500)
Prepaid forward gold contract liability balance at end of period	$69,902	$5,841,383

As of December 31, 2023, and through the issuance of these financial statements, the Company has received invoices for the deliveries and payments due. The failure to make gold deliveries and make additional payments as described below provides Qenta with certain remedies, including termination of the agreement, demand for early payment of the entire delivery obligations, and enforcement of foreclosure rights against the assets pledged as security under the agreement. Due to the delinquent status of the deliveries and Qenta’s rights under the default provisions of the Purchase Agreement, the Company has classified the entire liability balance owing as current on its balance sheets. The Company’s management has been in discussions with Qenta regarding the status of the Purchase Agreement. To date, Qenta has not exercised its rights of default as defined in the agreement nor has it indicated plans to do so.

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

The following is a summary of royalties, upside participation and interest payable:

	December 31,	December 31,
	2023	2022
Royalties payable	$724,407	$585,536
Royalties withholding payable	38,149	30,820
Upside participation payable	2,823,215	2,226,735
Subtotal	3,585,771	2,843,091
Accrued interest, prepaid forward gold contract	2,182,544	640,742
Total	$5,768,315	$3,483,833

NOTE 8 – NOTE PAYABLE

At December 31, 2022, the Company had a note payable on a piece of equipment with a balance of $58,061. During 2023, the Company paid the remaining note payable balance.

NOTE 9 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligation for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Asset retirement obligation, beginning of year	$1,496,434	$1,362,294
Increase due to change in estimated costs	22,178	-
Decrease due to extension of time before costs are incurred	(801,015)	-
Accretion expense	149,996	134,140
Asset retirement obligation, end of year	$867,593	$1,496,434

In the first quarter of 2023, the Company updated its estimate for reclamation and closure costs of the mine at the end of its life based on an expanded permit and bonding requirement finalized in December 31, 2022. The updated estimate was approximately $2,730,000 on an undiscounted cash flow basis, an increase of $755,187 from the previous plan. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 11%. During the year ended December 31, 2023, asset retirement obligation and the associated retirement asset of $22,178 was recognized for the disturbance that occurred in 2023.

In 2023, the Company updated the expected reclamation commencement date from 2024 to 2033. This extension of time resulted in a reduction of $801,015 in the asset retirement obligation. The reduction also resulted in a reduction to the related asset retirement asset cost of $481,611 and the carrying value of the related mineral property of $319,404.

NOTE 10 – SETTLEMENT OF CONSULTING CONTRACT

On March 29, 2018, the Company entered into a five-year Agency Agreement (the “Agency Agreement”) with H&H Metals Corp., a New York corporation (“H&H”). Under the terms of the Agency Agreement, H&H agreed to provide certain advisory services in regard to natural resources activities and to assist in securing purchasers for minerals produced from its mining properties. The Company negotiated a settlement in 2019 with H&H resulting in the Company owing a balance of $200,000 due in July 2020 to H&H. This payment has not yet been paid and is classified as a current liability at both December 31, 2023 and December 31, 2022.

NOTE 11 – INCOME TAXES

No income tax provision (benefit) has been recognized for the years ended December 31, 2023 and 2022. The income tax provision (benefit) for the years ended December 31, 2023 and 2022 differ from the statutory rate of 21% as follows:

	December 31, 2023		December 31, 2022
Amount using the statutory rate	$(1,971,900)	(21)%	$(1,362,800)	(21)%
Deferred taxes adjustment	95,800	1%	-
Other	-	-	300	-
Change in valuation allowance	1,876,100	20%	1,362,500	21%
Total income tax provision (benefit)	$-	-	$-	-

The components of the Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax asset:
Net operating loss carryforward	$7,335,700	$5,529,600
Exploration costs	2,200	5,200
Stock based compensation	-	95,800
Property and equipment	117,000	-
Asset retirement obligation	237,100	189,500
Total deferred tax assets	7,692,000	5,820,100
Valuation allowance	(7,507,600)	(5,631,500)
	184,400	188,600
Deferred tax liabilities
Property and equipment	-	(74,900)
Inventory	(184,400)	(113,700)
	(184,400)	(188,600)
Net deferred tax assets	$-	$-

At December 31, 2023, the Company had net operating loss carry forwards of approximately $34.9 million for federal income tax purposes, approximately $7.7 million of which expire between 2036 and 2037. The remaining balance of approximately $27.2 million will never expire but its utilization is limited to 80% of taxable income in any future year.

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, there were no material uncertain tax positions taken by the Company. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2023 and 2022. The Company’s federal income tax returns for fiscal years 2020 through 2022 remain open and subject to examination.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has a month-to-month lease agreement for its office space with RMH Overhead, LLC (“RMH”), a company owned by Rick Havenstrite, the Company’s President and a director. The Company recognized rent expense of $16,500 and $18,000 for years ended December 31, 2023 and 2022. At December 31, 2023 and 2022, no amounts are due to RMH for rent of this office space.

The Company rents a haul truck from RMH at a current rate of $7,500 per month on a month-to-month basis. Rent expense of $52,500 and $85,000 was recognized during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and December 31, 2022, no amounts are due to RMH for rent of this equipment.

Employment Agreements

The Company has an employment agreement with Mr. Havenstrite as President of the Company, which is ongoing. The agreement, as amended, requires Mr. Havenstrite to meet certain time requirements and limits the number of other board member obligations in which he can participate. The agreement allows for a base annual salary of $144,000 plus an auto allowance and certain performance compensation upon fulfillment of established goals. The agreement allows the board of directors to terminate Mr. Havenstrite’s employment at any time, providing for a severance payment upon termination without cause. For the years ended December 31, 2023 and 2022, $144,831 and $149,520, respectively of compensation expense was recognized under this agreement.

The amounts accrued at December 31, 2023 and 2022 is due to the officers of the Company as follows:

	December 31,	December 31,
	2023	2022
Rick Havenstrite, President	$71,251	$37,697
Marianne Havenstrite, Treasurer and Principal Financial Officer	40,615	18,462
Total	$111,867	$56,159

Directors’ fees

The Company compensates independent directors for their contributions to the management of the Company, with one director, who serves as chairman of the board, receiving fees of $6,000 per month and another director receiving $5,000 per quarter. At December 31, 2023 and December 31, 2022, accrued compensation due to directors was $122,000 and $81,000, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In addition to commitments disclosed in Notes 6, 7 and 12, the Company had the following commitments and contingencies.

Personal property tax and other accrued liabilities

Personal property tax for Tooele County, Utah, is billed and becomes due on November 30 of each year. At December 31, 2023 and 2022, the amount due to Tooele County is $42,315 and $33,027, respectively and this amount is included in accounts payable.

Mining Leases

Annual claims’ fees are currently $165 per claim plus administrative and school trust land fees. For the year ended December 31, 2023 and 2022, claims’ fees paid were $15,318 and $15,318, respectively. Claims fees are due in August for the year beginning in September of that year.

NOTE 14 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the years ended December 31, 2023 and 2022, the Company had no transactions relating to common stock.

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

Outstanding and vested options at December 31, 2023 and December 31, 2022 were Nil and 2,400,000. These options had an exercise price of $0.40. No options were granted or exercised during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, all options expired unexercised.

NOTE 16 – REVENUE

Product sales for years ended December 31, 2023 and 2022 are shown below:

	Year ended December 31,
	2023	2022
Concentrate sales
Gold	$3,409,471	$4,495,177
Silver	62,299	58,529
Total concentrate sales	3,471,770	4,553,706
Deductions to concentrate sales
Royalties	(146,180)	(191,735)
Upside participation payments	(596,480)	(675,887)
Outside processing	(190,057)	(217,231)
Subtotal – deductions to concentrate sales	(932,717)	(1,084,853)
Net concentrate sales	2,539,053	3,468,853
Net processing income	-	1,162,678
TOTAL REVENUE	$2,539,053	$4,631,531

For the years ended December 31, 2023 and 2022, all revenues from concentrate sales were from concentrate sold to Asahi Refining.

Contract processing income is proceeds received for ore processed for another company. The contract agreement with the outside company for which we were processing material was terminated in October 2022.